Form 10KSB
period 1999-12-31
GENIUS PRODUCTS INC
filed 2000-04-14
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(x)                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                                       or

( )                  Transition Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                        Commission file number 000-27915

                              GENIUS PRODUCTS, INC.
                              A NEVADA CORPORATION
             (Exact name of registrant as specified in its charter)


              Nevada                                 33-085292
      (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

             11250 EL CAMINO REAL #100, SAN DIEGO, CALIFORNIA 92130
               (Address of principal executive offices) (Zip Code)

                                 (858) 793-8840
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


Title of each class so registered:                Name of each exchange on which
                                                      each class is registered:

           NONE                                                 NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.001
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Revenues for fiscal year 1999 were $2,302,015.

         The aggregate market value of voting stock held by non-affiliates of the registrant was $11,444,106 as of April 6, 2000 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by the OTC Bulletin Board).

         There were 12,360,923 shares outstanding of the registrant's Common Stock as of April 6, 2000.

         DOCUMENTS INCORPORATED BY REFERENCE: A portion of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated into
Part III as set forth therein.

 Transitional small business disclosure format (check one):  Yes      No   X
                                                                ----     ----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

      Genius Products, Inc. (the "COMPANY") is a producer, publisher and distributor of classical, instrumental and vocal compact disks ("CDs"), cassettes and videos for children under the BABY GENIUS brand name, which sell at retail outlets nationwide, and at numerous e-commerce retail web sites on the Internet. We currently produce 24 CD and cassette titles, and two video titles. The trademark BABY GENIUS is registered, allowed or pending across a wide range of baby and child product categories. We publish the BABY GENIUS web site at WWW.BABYGENIUS.COM where visitors can buy BABY GENIUS products and obtain free information on pregnancy, childcare, parenting and other matters related to child development. Visitors can also buy third party products and services and become members of our BABY GENIUS CLUB.

      Our corporate mission is to develop BABY GENIUS, KID GENIUS (subject to trademark registration) and other "GENIUS" names into premier brand names across a broad range of baby and child product categories. We plan to develop and publish additional music and other educational and entertaining CDs, cassettes and videos under the BABY GENIUS name. We also plan to publish CD-ROMs, DVDs and other interactive media for babies and children under these brand names. We intend to develop our web site into a premier parent partner/child-care site to provide content, products and services on the three areas we believe to be of greatest concern to parents: the health and well-being, education and financial security of their children. Our plans to develop our Internet site include entering into strategic partnerships with major corporations to provide content, goods, and services, and to engage in cross-marketing programs with our partners. We intend to license the BABY GENIUS brand name directly to licensees or through a master licensing agent to manufacturers of top quality baby and child products.

      Our business model projects revenues from three sources: retail sales of our music CDs, cassettes and videos, licensing revenues from the licensing and merchandising of products under the BABY GENIUS and other "GENIUS" brand names, and revenues from our Internet site. Our Internet e-commerce model projects revenues from four sources: the sales of our proprietary products, referral fees and commissions from recommendations and sales of third party products and services, membership fees from subscriptions to the BABY GENIUS CLUB, and banner and other advertising.

      The Company was incorporated in the State of Nevada on January 6, 1996, under the name Salutations, Inc. ("SALUTATIONS"). In September 1997, Salutations acquired all of the outstanding shares of a company called International Trade and Manufacturing Corporation ("ITM"), a Nevada corporation founded in 1992 by Klaus Moeller, our current Chairman and Chief Executive Officer, and Gerald Edick. At the time of the acquisition, Salutations was a public company with shares quoted on the Over the Counter ("OTC") Bulletin Board. Immediately after the acquisition, Salutations assumed all of the operations and businesses of ITM and changed its name to International Trading and Manufacturing Corporation ("ITMC"). In October 1999 we changed the name of the Company again from International Trading and Manufacturing Corporation to Genius Products, Inc., to reflect our new business.

      The original business of ITM/ITMC involved the design, development and distribution of semi-precious and precious gemstone and costume jewelry. Since 1997, however, the jewelry business has experienced increased competition, an erosion of profit margins and a decline in sales. As a result, in September 1998, we shifted our focus to more profitable lines of business involving the product line discussed below.

BABY GENIUS PRODUCTS

      In September 1998, we commenced development of a line of classical music CDs and cassettes for children under the BABY GENIUS brand name. This was inspired by a proclamation by the Governor of Georgia, Zell Miller, who stated that all newborn children should receive a free classical CD or cassette as a gift from the state, to enhance the child's intellectual development and well-being. We were also attracted by the gross margins associated with CDs, cassettes and videos. We launched the first BABY GENIUS titles in February 1999 and since then the Company's business operations, financial condition and prospects have changed significantly. We now publish, distribute and license a line of musical CDs, cassettes and videos for children under the BABY GENIUS brand name, and publish a web site at WWW.BABYGENIUS.COM.

      The BABY GENIUS CDs and cassettes come in three series: CLASSICAL, INSTRUMENTAL/RELAXATION and VOCAL. The 12 titles in the CLASSICAL SERIES are BEDTIME BEETHOVEN, BEST OF ... THE IQ BUILDER, BRAIN POWER, BREAKFAST WITH BACH, CLASSICS FOR INTELLIGENCE, CLASSICAL VITAMINS, IT'S A BOY!, IT'S A GIRL!, LEARN WITH VIVALDI, MAGIC MOZART, NIGHT-NIGHT CLASSICS and one sampler title. Each CD/cassette has over 50 minutes of baroque and classical music played by top orchestras, ensembles and soloists.

      The four titles in the INSTRUMENTAL SERIES are LULLA-DRIVE FOR THE CAR, NATURE EXPERIENCE, SWEET DREAMS LULLABIES, UP ALL NIGHT and one sampler title. The three titles in the VOCAL SERIES are CHILDREN'S SONGS, FAVORITE NURSERY RHYMES, and SING, DANCE, PLAY. Two Christmas titles were released in December 1999, CLASSICAL CHRISTMAS and CHRISTMAS SLEIGHRIDE.

      The Company produces two BABY GENIUS videos: MOZART & FRIENDS VOL. 1, and MOZART AND FRIENDS SLEEPYTIME, VOL. 2. The videos contain real-life and animated images accompanied by classical music.

      The Company also recently released four CD/cassette titles under the PET TUNES brand name, containing classical and instrumental music to soothe pets when separated from their owners. The four titles are CALMING KITTY, DELIGHTED DOGGY, BLISSFUL BIRDY and HAPPY HORSY.

ENDORSEMENTS AND AWARDS

      The BABY GENIUS product line is endorsed by Public Radio Music Source and Minnesota Public Radio ("MPR"), a subsidiary of Minnesota Communications Group ("MCG"). MCG funded a portion of the BABY GENIUS development costs and has been instrumental in assisting us to obtain classical music licenses. MPR and MCG are both shareholders of the Company.

      The quality of our products and our success has been recognized. In March 1999, CBS THIS MORNING chose the BABY GENIUS line of CDs as one of the "BEST PRODUCTS FOR MOTHER'S DAY". In September 1999, the BABY GENIUS CD NATURE EXPERIENCE received the 1999 NATIONAL PARENTING PUBLICATIONS GOLD AWARD. The videos recently won the FILM ADVISORY BOARD'S AWARD OF EXCELLENCE, and are approved by KID FIRST!, for the COALITION FOR QUALITY CHILDREN'S MEDIA.

PRODUCTION, DISTRIBUTION AND SALES OF CDs, CASSETTES AND VIDEOS

      We are the sole producers of the CDs and cassettes for our BABY GENIUS INSTRUMENTAL RELAXATION SERIES and our BABY GENIUS VOCAL SERIES. We co-produce with MPR the CDs and cassettes for the BABY GENIUS CLASSICAL SERIES. Our CDs and cassettes are manufactured by Zomax, Inc. We are the sole producers of our two BABY GENIUS videos. Our videos are manufactured by Media Group, Inc.

      Our BABY GENIUS product line is distributed through our own distribution center in Iowa and also through nine national distributors.

      In November 1999, we entered into a distribution agreement with a UK company which grants it exclusive rights to distribute BABY GENIUS products in the UK and non-exclusive rights to distribute BABY GENIUS products in all other areas other than North and South America. We have the right to terminate the exclusive UK distribution arrangement on 60-days' notice in our sole discretion, and the non-exclusive arrangement without prior notice.

      We have also been approached by a number of distributors wishing to distribute BABY GENIUS products in overseas markets including Canada, (where we already have sales) Mexico, Europe, New Zealand, and South Africa. While we hope to enter into relationships with international distributors, there can be no assurance that any such relationships will be entered into or, if we enter into any such relationships, that it will result in profitable international sales.

      BABY GENIUS products are currently available at retail outlets nationwide, including mass retail stores, children's and toy stores, music and video stores, book stores and other non-traditional outlets. BABY GENIUS products are also sold on numerous Internet web sites including leading music, book and toy sites.

MARKETS, MARKETING AND SALES

      Our BABY GENIUS line of products is designed to appeal to mothers and parents of newborn children as well as their immediate and extended family and friends. According to the US Census Bureau, approximately 3.9 million babies were born in the United States in each of the last five years. With respect to our future product lines, our targeted markets are the parents, family and friends of all children from birth through the age of 12 and beyond.

      Our PET TUNES line of products is designed to appeal to all pet owners, and in particular all dog and cat owners. According to the American Veterinary Medical Association in 1996, approximately 31% of US households owned a dog, 27% owned a cat.

      Our marketing and sales strategies are designed to build up the BABY GENIUS brand name for the retail, Internet and licensing components of the Company's business. We use what we consider to be innovative and relatively low-cost marketing techniques, including public relations using celebrity spokespersons on TV shows, in-store advertising programs, and cross-marketing to customers of our strategic partners. We also exhibit at major toy fairs and industry trade shows.

      In 1999, the BABY GENIUS line of products was endorsed by the TV celebrity spokesperson, Deidre Hall. We entered into an agreement in February of 1999 with Ms. Hall's representative company, Panache, Inc. which provided for Ms. Hall to act as a spokesperson for BABY GENIUS products.

      Ms. Hall has for over 20 years played the role of a pediatrician, Dr. Marlena Evans, in the television program DAYS OF OUR LIVES. During the term of her 1999 contract, Ms. Hall promoted BABY GENIUS products through TV and print media, including: SOAP OPERA DIGEST MAGAZINE, CBS THIS MORNING, THE TV CHANNEL GUIDE, LIVE WITH REGIS AND KATHIE LEE, ACCESS HOLLYWOOD, THE ROSIE O'DONNELL SHOW, E! "OUT TO LUNCH", LATER TODAY AND E! "NEWS DAILY", THE DONNY AND MARIE OSMOND SHOW, and THE MARTIN SHORT SHOW. After Ms. Hall appeared on THE ROSIE O'DONNELL SHOW in September 1999 to promote one of our BABY GENIUS CD special offers, we received and processed over 20,000 orders. Ms. Hall's appearance on THE DONNY AND MARIE OSMOND SHOW in January 2000 resulted in over 5,000 credit card transactions; a re-run of the show in March 2000, resulted in over 5,500 additional transactions being processed.

      Our agreement with Ms. Hall expired in February 2000, and we are currently negotiating a multi-year renewal of the contract with Ms. Hall's agent. While we believe we will reach agreement with Ms. Hall for a renewal of her service agreement, no assurance can be made that we will in fact reach agreement on terms as favorable as her previous engagement or at all.

      Retail sales were also promoted though our participation in programs to secure prime shelf space and fixtures, including listening stations and displays at the end of aisles. We also actively market BABY GENIUS counter and floor displays, blister packs, and interactive kiosks where customers can listen to our music. In addition, we participate in co-op advertising campaigns with many of our retailers in which BABY GENIUS products are featured items.

      We exhibit the BABY GENIUS product line at national shows and exhibitions. Trade shows at which we exhibited in 1999 included the East Coast Video Show in Atlantic City, the Atlanta Gift Show in Atlanta, Investment Expo, Inc. in New York City, the Juvenile Products Manufacturers Association in Dallas, the California Gift Show in Los Angeles, and Toy Fair 2000 in New York City.

THIRD PARTY LICENSES

      We license our classical music from Naxos of America, Inc. The license agreements terminate upon the expiration of the copyright of the music which is held by Naxos or upon our discontinuation of the product line.

      MCG has granted us a license to use the names Public Radio MusicSource, PRMS, and PRMS designs. MPR has granted us a license to use the names Minnesota Public Radio, MPR, and MPR designs.

COPYRIGHTS, TRADEMARKS AND LICENSES

      We own the copyright to all of the music used in our BABY GENIUS INSTRUMENTAL RELAXATION SERIES and VOCAL SERIES. We have applied for trademarks under the BABY GENIUS, KID GENIUS and other GENIUS names across a range of product categories. As of April 4, 2000, the status of our applications for BABY GENIUS and KID GENIUS are as listed below. (A mark that has been "allowed" means the period for filing an opposition has been completed and a notice of allowance has been issued. We then have six months to use the mark or file for a six-month extension. An "*" denotes that a request for an extension of time to file an opposition has been filed. A double "**" denotes that final review has been completed and that the application will be published for opposition.)

                    REGISTERED      ALLOWED               PENDING
                    ----------      -------               -------

BABY GENIUS         Music           Baby food             Baby bottles*
                    Clothing        Bed clothing          Children's car seats*
                    Toys            Cartoon characters    Books*
                                    Infant cradles and
                                      furniture
                                    Potties
                                    School book bags

KID GENIUS          -               -                     Books**
                                                          Clothing*
                                                          Music**
                                                          Toys*

      We have applied for registration of the BABY GENIUS name in Canada, Mexico and the countries of the European Union for product categories covering music, videos, books, clothing, music and toys.

      We believe that the brand names BABY GENIUS and KID GENIUS have significant licensing potential across a broad range of products. We are currently in negotiations with a number of parties regarding a master licensing agency/representation agreement. While we intend to enter into a multi-year master agreement and, to the extent possible, exhibit the BABY GENIUS brand at the trade fair Licensing International 2000 in New York City in June 2000, no assurance can be made that we will succeed in entering into such agreement on favorable terms or at all or that we will exhibit at the licensing fair.

OTHER PRODUCTS

      The Company's original business involved distributing and marketing semi-precious and precious gemstone and costume jewelry. Due to a decline in jewelry sales towards the end of 1998 and the beginning of 1999, and as a result of the growth in the BABY GENIUS product line, we believe it will be in the Company's best interests to phase out or sell the jewelry business. Although we continue to receive and fulfill orders from our sole jewelry distributor, Home Shopping Network, in order to focus on the BABY GENIUS business we do not intend to continue the jewelry business and we hope to sell it by the end of 2000. No formal plan, however, to divest or wind up the jewelry business has yet been adopted by management.

      As a result of an agreement that we entered into in March 1999 (since terminated) to sell a device for de-boning fish, that we plan to sell through a home shopping channel and pursuant to a TV commercial (in each case subject to satisfying certain quality assurance tests), as well as through retail outlets and Internet web sites. The revenues and costs associated with any such sales are expected to be minimal.

      In 1999, we entered into a license agreement with Boomerang Marketing, Inc. to market and sell a retrievable fishing lure. In order to focus on the BABY GENIUS line of business, we are negotiating with a third party to assume all distribution, marketing and sales obligations under the agreement. No assurance can be made that we will succeed in reaching agreement on terms acceptable to us or at all. We are entitled to terminate the license agreement without cause on 30-days' prior written notice which we may do if we are unsuccessful in assigning our rights under the license agreement.

INTERNET BUSINESS

      In March 2000 we re-launched our web site WWW.BABYGENIUS.COM. Visitors to the web site can obtain free content and information on a range of child-related matters, including pregnancy and child care issues. Visitors can buy the full range of BABY GENIUS products and select co-branded grocery coupons that are mailed directly to the visitor's residence. Visitors will also obtain a free one-year membership in the BABY GENIUS CLUB by purchasing any BABY GENIUS product at the full retail price. We expect our membership service to be operational in May 2000. Membership benefits, which are continually revised and expanded, include 20% discounts on, and free shipping and handling of, BABY GENIUS products, access to the HEALTHWISE KNOWLEDGEBASE, one of the most comprehensive on-line medical information services, access to MEDCALL, a 24-hour seven days per week, live nurse help line, and access to a comprehensive series of family help sheets provided by GuidanceResources.com, L.L.C. The HEALTHWISE KNOWLEDGEBASE and MEDCALL services are provided by UNICARE Life & Health Insurance Company, an operating affiliate of WellPoint Health Networks Inc., one of the nation's largest publicly-traded managed care companies serving the health care needs of seven million medical and over 30 million specialty products members. GuidanceResources.com, L.L.C. is a leading Internet provider of work/life and related services that help companies and organizations attract and retain employees and members. GuidanceResources.com, an affiliate of ComPsych Corporation, currently serves over one million members by providing solutions and recommendations through online guidance in multiple topic areas including family, financial, legal, career and wellness. ComPsych Corporation is an international Employee Assistance Program and Managed Care Company covering approximately four million employees of its clients.

      The objective of our web site is to develop a vertical portal in the baby sector that provides to our visitors and members of the BABY GENIUS CLUB a comprehensive range of content, products and services in the three areas we believe to be of most concern to parents: the health and well-being, education and financial security of their children. Over the next 18 months we intend to significantly expand the BABY GENIUS CLUB membership and continue to enter into strategic partnerships with premier companies.

      We intend to generate Internet revenues from sales of the Company's own products, the receipt of referral fees from the recommendations of third party products, the receipt of commissions from procuring sales of third party products, the sale of membership fees and benefits, and the sale of banner and other web-based advertising. It is our intention to induce visitors who responded to the promotions ("participants") and other customers to become members of the BABY GENIUS CLUB, and to offer to our members information, content, products and services on a regular basis.

      Our marketing strategy is to sell our products and recruit visitors, promotion participants, customers and members through a comprehensive marketing campaign involving premium offers, product give-a-ways, per-inquiry offers, public relations promotions, and direct mailing (including e-mail) offers. We intend to implement this strategy through our strategic partners, such as UNICARE and GuidanceResources.com, L.L.C. We plan to work with our partners to engage in cross-marketing programs to sell memberships to the BABY GENIUS CLUB as well as BABY GENIUS products, to recommend our partners' products and services in return for referral fees and commissions, and to engage them to compile original and high quality content for the benefit of our visitors and members.

      Our current web site data base holds over 35,000 names, addresses, e-mail addresses and credit card numbers of the visitors who responded to our TV promotional offers or who bought BABY GENIUS products from our web site. Our TV promotional offers have been particularly successful. In September 1999, Deidre Hall appeared on THE ROSIE O'DONNELL SHOW and introduced a special offer of two free BABY GENIUS CDs worth $28 for a charge of $4.95, which covered the cost of shipping and handling. Over a 48-hour period, the Company received 90,000 visits to the web site and processed approximately 20,000 credit card transactions. To date, guest appearances by Ms. Hall on a variety of TV shows have resulted in sales to over 35,000 persons. All of these participants are potential future BABY GENIUS CLUB members with whom we can interact and cultivate a long-term commercial relationship. Our goal is to maximize the numbers of members, the revenues generated by sales of products and services to our members and visitors, and the value of our membership base. We believe the value of the Company will partly be based on the number of members in the BABY GENIUS CLUB, and the free cash flow generated by each member.

RETAIL AND INTERNET COMPETITORS

      The retail and Internet markets for baby development, educational and entertainment products, including CDs, cassettes and videos, are highly competitive. We face significant competition with respect to the number of products currently available, as well as in securing distribution and retail outlets. The costs of entry into the retail and Internet markets for products competitive to our BABY GENIUS products are low, and there are no significant barriers to entry. There are many companies who could introduce directly competitive products in the short term that have established brand names, are better funded, have established distribution channels, and have greater resources than the Company. These established companies include Disney, Fox, Paramount, Sony and Time-Warner.

     Within the category of classical music CDs and cassettes for children, established competitors include:

     o        Bach & Baby: Playtime by Bach & Baby
     o        Baby Bach by Baby Einstein
     o        Baby Beethoven by Baby Einstein
     o        Baby Tunes series by Baby Tunes
     o        Classical Kid by The Children's Group
     o        Mozart for Mothers-to-Be by Mozart
     o        Smart Music: Classical Music series
     o        The Classical Child series by Metromusic, Inc.
     o The Mozart Effect Vols. 1-3 by Classical Productions for Children Ltd./The Children's Group Inc., and BMG
     o        The Kid Collection of Greatest Classics by The Kid Collection

     BABY GENIUS classical music CDs and cassettes also compete with other non-classical titles for children such as:

     o        Baby, It's You:  Giggles & Gurgles by Sony
     o        Baby Sounds by various artists
     o        Baby Tunes series
     o        Teletubbies series
     o        KidRhino series
     o        Music for Little People series

     Within the category of classical music videos for children, established competitors include:

     o         The Baby Einstein series by Baby Einstein

     BABY GENIUS classical music videos also compete with other non-classical titles for children such as:

     o         Barney series by Lyrick Studios
     o         Dr. Seuss series by Fox Home Entertainment
     o         Little Bear series by Paramount Home Video
     o         Madeleine, The Jungle Book, The Little Mermaid, Winnie-the-Pooh
                 by Disney Home Video

     o         Paddington Bear series by Time-Life
     o         Sesame Street series by Sony Wonder
     o         Teletubbies series by PBS HomeVideo/Warner

      With respect to Internet websites, there are numerous websites that are devoted exclusively to the delivery of content, products, services and features within the baby sector, including BABYCENTER.COM, IBABY.COM (IVILLAGE), BABYDATA.COM, BABYSERV.COM, BABYSTYLE.COM AND PARENTHOODWEB.COM. These websites have a competitive advantage over our website to the extent they are now established as the leading websites with the highest traffic in the baby/parent Internet sector. In addition, the companies operating these websites have greater financial resources which can be used exclusively for the development of their e-commerce business.

RISKS RELATED TO OUR BUSINESS

      FORWARD-LOOKING STATEMENTS. Some of the information in this registration statement contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan", "intend," and "continue" or similar words. You should read statements that contain these words carefully because they:

     o        discuss our future expectations;
     o contain projections of our future results of operations or of our financial condition; and
     o        state other "forward-looking" information.

      We believe it is important to communicate our expectations. There may be events in the future, however, that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this registration statement could have an adverse effect on our business, results of operations and financial condition.

      DEPENDENCE ON SHORT-TERM FINANCING. We are dependent on obtaining short-term financing to sustain operations. We are currently operating at a loss and have negative cash flow. The credit terms we extend to our customers are more favorable than those we have with our vendors and service providers, and we have insufficient cash balances to sustain losses. Accordingly, we have to finance our working capital requirements by selling shares of the Company's common stock for cash or in consideration of services rendered. In March 1999, we entered into an Investment Agreement with MCG which grants MCG the right to purchase up to 1,500,000 shares of our common stock at a purchase price of $1.00 per share, of which 600,000 shares had been purchased by MCG by April 1999. No further shares have been sold to date, and MCG has indicated to us that it will not purchase any additional shares in the Company. In March 2000, we completed a private placement of shares under Regulation D of the 1933 Securities Act, as amended, pursuant to which we raised net proceeds $715,000, all of which was immediately spent on accounts payable and other working capital requirements. We have also retained an investment bank to help us raise funds through private placements of our common shares on a "best efforts" basis over the short and medium term, as well as to provide investor relations services. No assurance can be made that the investment bank will succeed in raising any cash in a timely manner or at all. The retention is on a non-exclusive basis and we are actively seeking funds from other sources. A further source of short-term financing is the selling of our accounts receivable (factoring) although the costs of such financing are expensive. Failure to obtain financing will have a material adverse effect on our business, operations and financial condition.

      DEPENDENCE ON LONG-TERM FINANCING. Our ability to implement our business plan and grow the Company is dependent on raising a significant amount of capital. In March 2000, we retained an investment bank to help us raise up to $5 million through private placements of our common shares on a "best efforts" basis. No assurance can be made that the investment bank will succeed in raising all or any of such amount. The retention is on a non-exclusive basis and we are actively seeking funds from other sources. If we are unable to raise capital, our ability to implement our business plan and the growth of the Company will be adversely affected.

      NEED FOR STRONG BRAND IDENTITY. We believe that our growth in sales and the recognition of the BABY GENIUS brand name have been partly attributable to Deidre Hall's participating in a successful national media campaign and the endorsement of the BABY GENIUS music titles by Ms. Hall, Minnesota Public Radio and Public Radio MusicSource. Ms. Hall's agreement expired in February 2000, and while we are negotiating its renewal, no assurance can be made that it can be renewed on terms acceptable to us, or at all. The frequency or quality of this media exposure and these endorsements may not continue. We believe that continuing to strengthen the BABY GENIUS brand name will be critical to achieve widespread acceptance of our products. Favorable public perception of our GENIUS-branded products will depend largely on our ability to continue providing users with high quality products and the success of our marketing efforts. We plan to increase our marketing expenditures to create and maintain brand recognition. However, brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building our brand.

      DEPENDENCE ON KEY PERSONNEL. We are dependent on our executive officers, the loss of any one of whom would have an adverse effect on the Company. While we have employment agreements with our executive officers, unforeseen circumstances could cause these persons to no longer be able to render their services to us.

      CHANGE OF CONTROL PAYMENTS. We have entered into Change of Control Executive Employment Agreements with seven of our executive officers and key employees. These agreements provide that if any executive officer or key employee is terminated after a change of control of the Company occurring on or before December 31, 2001, the terminated officer or employee may receive, among other things, a lump sum payment equal to ten times the highest annual compensation paid by the Company to that officer or employee in the preceding three years. If a change of control of the Company occurs on or before December 31, 2001, and any executive officer or key employee is terminated, we may incur substantial expenditures to satisfy the payments due under the Change of Control Executive Employment Agreements. These expenditures could adversely affect our financial results and potentially discourage any hostile buyer from making an unsolicited offer to purchase the Company.

      DEPENDENCE ON NEW PRODUCTS. Our future growth will be dependent on our ability to identify and develop GENIUS-branded products which can be sold at acceptable margins through wholesale and retail outlets, as well as on the Internet, and on our ability to acquire the necessary rights to market and distribute such products and to enter into arrangements with third-party manufacturers and distributors to produce and distribute such products. There can be no assurance that we will be successful in identifying and developing quality products that may be successfully marketed through these channels or in entering into relationships with third-party manufacturers and distributors. A failure to identify and develop new products would have a detrimental impact on our future performance.

      DEPENDENCE ON SIGNIFICANT SPOKESPERSON. In 1999, Deidre Hall served as the celebrity spokesperson for our products. We believe our continued success can be helped by our ability to renew Ms. Hall's agreement or attract other celebrity spokespersons. Our agreement with Ms. Hall expired in February 2000, and we are currently negotiating a multi-year renewal of the contract with Ms. Hall's agent. While we believe we will reach agreement with Ms. Hall for a renewal of her service agreement, no assurance can be made that we will in fact reach agreement at all or on terms as favorable as her previous engagement. Nor can there be any assurance that we will be able to recruit and retain other celebrity spokespersons of comparable stature.

      ACCEPTANCE AND EFFECTIVENESS OF INTERNET ELECTRONIC COMMERCE. Our success in establishing an e-commerce business through our BABY GENIUS web site will be dependent on consumer acceptance of e-retailing and an increase in the use of the Internet for e-commerce. If the markets for e-commerce do not develop or develop more slowly than we expect, our e-commerce business may be harmed. If Internet usage does not grow, we may not be able to increase revenues from Internet advertising and sponsorships which also may harm both our retail and e-commerce business. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, our results of operations could be adversely affected.

      COMPETITION IN INTERNET COMMERCE. Increased competition from e-commerce could result in reduced margins or loss of market share, any of which could harm both our retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected.

      UNRELIABILITY OF INTERNET INFRASTRUCTURE. If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of our website may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, we may incur substantial expenditures in order to adapt our services and products to changing Internet technologies. Such additional expenses could severely harm our financial results.

      TRANSACTIONAL SECURITY CONCERNS. A significant barrier to Internet e-commerce is the secure transmission of confidential information over public networks. Any breach in our security could cause interruptions in the operation of our website and have an adverse effect on our business.

      GOVERNMENTAL REGULATION OF THE INTERNET. There are currently few laws that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including user privacy, pricing, taxation and the characteristics and quality of products and services sold over the Internet. An increase in regulation or the application of existing laws to the Internet could significantly increase our costs of operations and harm our business.

      TECHNOLOGICAL CHANGE. The market for CDs, cassettes and video technology is subject to change. There can be no assurance that over time these technologies will not be affected by competition from another form of information storage and retrieval technology, such as on-line information services. A further strong advance in the technology surrounding cable and satellite that would give consumers access to information and entertainment may limit the expansion of the market for applications based on CDs, cassettes and video. In addition, existing CD technology may also be replaced by new CD technologies such as digital video disc technology. The replacement of CD technology by another information storage and retrieval technology, or the replacement of existing CD technology by a new technology at a pace too rapid for production adjustments, may also have a material adverse effect on our business, financial condition and results of operations.

      DISTRIBUTION FACILITIES. We have an informal sub-lease arrangement pursuant to which we rent a portion of a warehouse facility in Atlantic, Iowa (for a monthly rent of $500) from which we distribute BABY GENIUS products to certain customers. The warehouse sub-lessor has indicated to us that it may assign its lease sometime in the next three months. If the head lease is assigned, our sub-lease would terminate and we would either have to renegotiate a new lease with a new lessor, or find alternative warehousing facilities. No assurance can be made that in such circumstances that we would be able to renew or renegotiate our existing sub-lease, or enter into a new lease at a new facility, on as favorable terms as the existing sub-lease or at all. If we are required to vacate our warehouse facility without having established alternative distribution arrangements, our distribution and sales operations may be adversely affected.

      INDUSTRY TRENDS. Our recent growth in sales has been based in part on both the evolution of consumer tastes and preferences towards educational products for babies and children. We believe it is also based on recent publicity on the effect of classical music on child development. There are differences of opinion, however, in the scientific community regarding the efficacy of classical music on child development. A change in consumer tastes and preferences regarding our products may have an adverse effect on our results of operations. There can be no assurance that consumer tastes and preferences will continue to favor our products and marketing segments.

      TRADEMARK INFRINGEMENT CLAIMS. We may be held liable for copyright or trademark infringement if the content or packaging of our CDs, cassettes, videos or other products infringes upon the copyrights or trademarks of others. Such claims of infringement, if brought, could materially adversely affect our business or financial condition. In addition, it has come to our attention that certain third parties may be infringing upon the BABY GENIUS trademarks in certain product categories. We are consulting with our counsel and will defend as we deem necessary any such infringements. Defending our intellectual property rights may be costly in terms of legal fees and management time. Expenditure of significant legal fees could have a material adverse effect on our financial condition and no assurance can be made that we would prevail in any litigation defending our intellectual property rights. Failure to take necessary defensive legal action for lack of cash could result in compromising our rights to our intellectual property, which would have a material adverse effect on the

Company's business, its financial position and the value of its intellectual property.

      COSTS OF REPURCHASING CERTAIN SHARES. During the period 1997 through 1999, we issued shares in Arizona, Pennsylvania and Washington, for which no share registration filings were made under the securities laws of those states and for which exemptions from registration appear to be unavailable. In order to comply with the laws of those states, we will offer to repurchase all such shares from investors who originally acquired them from the Company, who were residents in those states at the time of purchase, and who continue to hold such shares at the time the offer is made. We will pay to each shareholder who accepts the offer, the price per share they originally paid, plus interest, where applicable, accrued from the date of initial purchase to the date of repurchase. The total number of shares subject to repurchase is 307,550, and the potential cost to the Company is $420,323, plus accrued interest of approximately $38,787 if we repurchased all shares on May 30, 2000. The costs of repurchasing shares subject to the offer would be paid out of company funds, but we have not had, and do not have, sufficient cash to repurchase all such shares, and even a low number of repurchases would have a material adverse impact on the Company's operations and financial condition if the Company is unable to raise funds to pay for such costs. If we are unable to repurchase shares for lack of funds, the selling shareholders may seek to exercise certain rights as creditors or seek to enforce claims for breach of contract. In addition, interest would continue to accrue on the outstanding amounts owed to shareholders in Pennsylvania and Washington at annual rates of 6% and 8%, respectively. If, at the time a repurchase offer is made, the market price of the Company's shares is higher than the repurchase price, we do not believe that all affected shareholders would accept the repurchase offer. No assurance can be made, however, that shareholders will decline any repurchase offer, and the Company may be obligated to repurchase all shares subject to the offers. Repurchase offers in Pennsylvania and Washington have to be approved by the regulatory authorities of those states, and the authorities in Washington will not approve our repurchase offers until certain proceedings between the Company and the state's Department of Financial Institutions, Securities Division, have been concluded. To date, approval to extend repurchase offers to the affected shareholders in Washington is dependent on our providing certain additional information to the Washington Securities Division, which is currently being prepared by the Company. Those proceedings are described in the section on "Legal Proceedings" below. Delays in obtaining regulatory approval would also cause increases in the amount of interest payable pursuant to repurchase offers. To date, we have delayed making redemption offers to all affected shareholders because the share price of our stock has, on average, traded below the prices at which such shareholders purchased the affected securities. We believe that given such price differences, affected shareholders would be more likely than not to accept repurchase offers. The Company's current cash shortages preclude us from honoring any acceptances. We therefore believe it is in the best interests of the Company and the shareholders, especially the affected shareholders, that we first raise sufficient capital to pay affected shareholders who may accept repurchase offers, prior to making the repurchase offers.

      INABILITY TO UTILIZE NET OPERATING LOSS. In 1997, 1998, and 1999 the Company incurred losses resulting in a net operating loss carryforward as of December 31, 1999, of $4,310,317 and $2,155,159 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2012 and 2002, respectively. Because the Company anticipates significant expenditures with respect to implementing its business plan, including its Internet e-commerce business, there is a risk that the Company will be unable to make enough profits, if any, during the net operating loss carryforward period to realize the deferred income tax asset.

      INABILITY TO QUALIFY FOR OR MAINTAIN A LISTING ON THE NASDAQ MARKET. Our shares of common stock are currently traded on the OTC Bulletin Board. We intend to apply for the listing of our shares of common stock on the Nasdaq SmallCap Market ("Nasdaq") at such time, if ever, as we qualify for such listing. We believe a listing on Nasdaq will improve the market liquidity of our shares of common stock by eliminating the delay of buy/sell transactions and the wide spread between the bid/ask quotation which are commonly experienced on the OTC Bulletin Board, and by creating greater coverage of our company by the news media and security analysts. There can be no assurance that we will be able to achieve the minimum financial requirements and other criteria to be listed on Nasdaq. If we become listed on Nasdaq, we will have to maintain the financial requirements and other criteria required for continued listing on Nasdaq. Our failure to maintain these requirements would result in our shares being delisted from Nasdaq. If we are delisted from Nasdaq, our shares will once again trade on the OTC Bulletin Board.

      RISK OF LOW-PRICE STOCKS. Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the Securities and Exchange Commission regulations for "penny stock." Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

IMPACT OF YEAR 2000 COMPUTER ERRORS

      We outsource and rely on other companies for the manufacture of CDs, cassettes and video tapes, for the fulfillment of our wholesale and on-line customers' orders, for the processing of our on-line customers' payments by credit card and checks, and for the distribution of our products. Although we have not suffered any adverse consequences from our own or third-party computer system failures caused by the year 2000 date change, no assurance can be made that no such failures may arise. Any such failures could have a material adverse effect on the Company's business, results of operations and final condition. Our web site is hosted, maintained and operated by American Digital Networks Corporation of San Diego which has given us oral assurances that their Internet hosting operations and computer systems are year 2000 compliant.

EMPLOYEES

      We currently have twelve full-time employees and one part-time employee. None of our employees are represented by an organized labor union. We believe our relationship with our employees is very good, and we have never experienced an employee-related work stoppage. We will need to hire and retain highly-qualified management personnel in order to execute our business plan. No assurance can be given that we will be able to locate and hire such personnel, or that, if hired, we will continue to be able to pay the higher salaries necessary to retain such skilled employees.

ITEM 2.       DESCRIPTION OF PROPERTY

      In September 1998, we entered into a sublease agreement for a 3,928 square foot facility located in San Diego, California, which we use as our principal executive offices. The sublease has a five year term which commenced in December 1998. Our monthly rent for this space is as follows:

    MONTH OF TERM                                                     AMOUNT
    -------------                                                     ------

     1-12.............................................................$9,034.40
    13-24.............................................................$9,230.80
    25-36.............................................................$9,427.20
    37-48.............................................................$9,623.60
    49-60.............................................................$9,820.00

      In addition, we have an informal sub-lease arrangement under which we rent a portion of a warehouse facility (approximately 1,500 square feet) in Atlantic, Iowa, for a monthly rent of $500, from which we distribute BABY GENIUS products to certain customers. The warehouse sub-lessor has indicated to us that it may assign its lease sometime in the next three months. If the head lease is assigned, our sub-lease would terminate and we would either have to renegotiate a new lease with a new lessor, or find alternative warehousing facilities. No assurance can be made that in such circumstances that we would be able to renew or renegotiate our existing sub-lease, or enter into a new lease at a new facility, on as favorable terms as the existing sub-lease or at all. If we are required to vacate our warehouse facility without having established alternative distribution arrangements, our distribution and sales operations may be adversely affected.


ITEM 3.  LEGAL PROCEEDINGS

       On September 23, 1999, the Securities Administrator of the State of Washington filed a Summary Order to Cease and Desist with the State of Washington Department of Financial Institutions Securities Division against the Company, the Martin Consulting Group, Martin H. Engelman, their employees and agents. The relief sought is that the respondents cease and desist from violations of RCW 21.20.140, 21.20.040, and 21.20.010 of the Securities Act of Washington. The Summary Order alleges, among other things, that Engelman and the Company offered to sell shares of the Company that were not registered in the state or otherwise qualified for an exemption from registration. Engelman was hired by us to represent the Company at the Third Annual Seattle Money Show and provide information to interested parties about the Company and its products. We are in discussions with the Securities Administrator regarding entering into an administrative order and although no terms of an order have yet been proposed by the Securities Administrator, the purpose of entering an order would be to resolve all claims based on the allegations set forth in the Summary Order to Cease and Desist. Until we receive a draft order from the Securities Administrator, we are unable to determine the effects or consequences of such an order. We have been requested to provide the Securities Administrator with certain information before a draft order will be prepared and we are currently compiling such information. If we determine that the terms of a proposed order are not acceptable, we would likely contest the Summary Order at a hearing. The costs of a hearing and the uncertainty of the outcome leads us to believe, however, that entering into an administrative order on acceptable terms is in the best interests of the Company. We do not believe that entering into an administrative order will affect the Company's business or its ability to raise capital except possibly in the State of Washington and those states where having an outstanding administrative order may result in the loss of certain available exemptions from registration of securities.

       All sales of the Company's shares in the State of Washington were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

       We are not a party to any other legal or administrative proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of securityholders during fiscal year 1999.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       After our acquisition of International Trade and Manufacturing Corporation, our common stock traded on the OTC Bulletin Board under the trading symbol ITMH. On November 9, 1999, following our name change to Genius Products, Inc., our stock symbol changed to GNUS. The market represented by the OTC Bulletin Board is extremely limited and the price for our common stock quoted on the OTC Bulletin Board is not necessarily a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported on the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

       YEAR                               PERIOD              HIGH        LOW
       ----                               ------              ----        ---

       Fiscal Year 1998...............    First Quarter       5.500       2.000
                                          Second Quarter      5.125       1.812
                                          Third Quarter       5.375       2.562
                                          Fourth Quarter      3.375       1.312

       Fiscal Year 1999...............    First Quarter       4.500       1.500
                                          Second Quarter      4.375       2.000
                                          Third Quarter       6.250       1.750
                                          Fourth Quarter      1.625       0.5625

       Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.

       As of April 6, 2000 we had approximately 12,360,923 shares of common stock issued and outstanding which were held by approximately 930 shareholders of record including the holders that have their shares held in a depository trust in "street" name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Salt Lake City, Utah 84117.

DIVIDEND POLICY

       We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES.

       Reference is made to information contained under the heading "Recent Sales of Unregistered Securities" in the Company's Form 10-SB, Amendment No. 2, filed with the Securities and Exchange Commission on January 14, 2000, which information is incorporated herein.

      In March 2000, we completed a private placement of shares of the Company's common stock pursuant to Section 506 of Regulation D under the Securities Exchange Act of 1934, as amended. Pursuant to the offering, the Company issued 1,430,000 shares at a price of $0.50 per share, and raised net cash proceeds of $715,000 and issued 176,667 shares in finders' fees. All shares issued in the private placement and as finders' fees were unregistered and restricted within the meaning of Rule 144 of the 1933 Securities Act, as amended.

         Between January 1, 2000, and March 2, 2000, we issued an aggregate of 80,800 unregistered shares pursuant to a number of agreements with third party consultants and service providers. All such shares were issued under Section 4(2) of the 1933 Securities Act, as amended.

         Pursuant to an Affiliation Agreement with GuidanceResources.com, L.L.C., effective March 1, 2000, we are required to issue to GuidanceResources a warrant to purchase up to 150,000 unregistered shares of the Company's common stock in three tranches of 50,000 as of March 1, 2000, January 1, 2001 and January 1, 2002, at exercise prices equal to the average closing price of the stock in the 20 days immediately preceding such dates. The warrant may be exercised at any time during the three year period following the date on which the shares may first be purchased. We are also obligated under the agreement to use our best efforts to file a registration statement to register the shares underlying the warrant within 90 days of a request by GuidanceResources. For shares that GuidanceResources may exercise as of March 1, 2000, we are required to use our best efforts to effect any demand registration by filing a registration with the SEC no later than June 1, 2000. To date, GuidanceResources has not exercised any rights under the warrant and has made no demand to file a registration for any of the underlying shares.

         Pursuant to an investment banking agreement with Donner Corporation International, effective March 15, 2000, we have agreed to compensate Donner by issuance of 2,000 unregistered shares of the Company's common stock per month, plus up to an additional 106,500 unregistered shares conditional on the bank satisfying certain performance criteria. We have agreed to file a registration statement of the shares issuable under the agreement by August 15, 2000. The agreement can be terminated without cause upon 30 days, prior written notice.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this document. See "Forward-Looking Statements."

         In 1999, we changed our core business to the BABY GENIUS product line and started generating sales immediately. The growth in net sales of BABY GENIUS products went from zero in December 1998 to just over $1.2 million by the end of December 1999. Correspondingly, our expenses also rose in connection with the fulfillment of these sales and the costs associated with the development of the BABY GENIUS product line. In 1999, we experienced a significant drop in sales in our jewelry business mainly as a result of increased competition. While our revenues for the fiscal years 1998 and 1999 can be compared on an aggregate basis, the results of operations for these two periods reflect fundamentally different businesses, with different margins and cost structures. Accordingly, no meaningful comparison can be made between our financial results in 1999 with those in 1998. Our change in business focus and introduction of the BABY GENIUS line of products is more fully described in the "Business" section.

RESULTS OF OPERATIONS 1999 COMPARED TO 1998

         Revenues in 1999 of $2,302,015 consisted of $1,221,456 in BABY GENIUS product sales of which $1,114,060 (48% of total sales) were at retail and $107,396 (5% of total sales) were via the Internet. Jewelry and other sales accounted for $1,080,559 (47% of total sales). Revenues are recognized upon shipment to the customer and are net of return allowances which are determined by actual returns.

         Revenues for 1999 decreased by 8% ($209,121) to $2,302,015 in 1999 from $2,511,136 in 1998. There were no BABY GENIUS sales in 1998, and the 58% decrease in jewelry sales to $1,056,598 in 1999 from $2,511,136 in 1998 was due to increased competition and the fact that management devoted a substantial amount of its efforts and resources to developing the BABY GENIUS product line.

         Cost of sales consists primarily of the cost of products sold to customers and shipping costs. Also included in the cost of sales for the BABY GENIUS product line is an authorization for the production of original master recordings and royalties for our licensed classical music sales. Cost of sales were $1,299,033 (56% of sales) in 1999 and $2,479,032 (99% of sales) in 1998.
All costs of sales in 1998 related to jewelry only. The cost of BABY GENIUS product sales in 1999 was $290,131 representing 24% of BABY GENIUS product sales (equal to a gross profit margin of 76% for BABY GENIUS products). Our overall gross margin increased by $970,878 in 1999 as a result of the higher margins earned through the BABY GENIUS product line.

         Sales and marketing expenses consist of costs related to consultants, marketing personnel, promotional activities and the engagement of a national spokesperson related to the promotion of the BABY GENIUS product line. Sales and marketing costs increased by 512% ($895,211) to $1,069,945 in 1999 from $174,734 in 1998 as a result of these activities and include the cost of shares issued or issuable for marketing services valued at $327,629.

         Infomercial costs decreased by 90% ($502,375) to $53,750 in 1999 from $556,125 in 1998. The decrease is as a result of a cessation in expenditure in 1999 on the Astrology Network product line, a business which we discontinued.

         Product and web development expenses consist of personnel, consultants and services in the development of the BABY GENIUS web site and product line. Costs in 1999 were $240,055. There were no expenses in 1998.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses increased by 38% ($453,554) to $1,654,355 in 1999 from $1,200,811 in 1998. Audit, accounting and legal fees represent $291,963 of the costs incurred compared to $87,615 in 1998. This increase is due to professional fees related to private placements and the preparation and filing of our Form 10-SB registration statement, and the audited financials for 1997 and 1998. The relocation to new office premises gave rise to an increase in rental expense of $78,170.

         In addition, on August 23, 1999 the Company entered into a three-year employment agreement with our new President which has resulted in an increase in the Company's payroll and general overhead of approximately $16,000 per month.

         Interest expense decreased by 74% ($176,758) to $63,475 in 1999 from $240,233 in 1998. Costs in 1998 included $200,000 arising from the beneficial conversion feature relating to convertible debentures issued during the year. Interest of $38,787 has been accrued in 1999 in respect of redeemable common stock.

RESULTS OF OPERATIONS 1998 COMPARED TO 1997

         References in this section to results in 1998 and 1997 refer to our full fiscal (calendar) year, and not to 9-month periods ending on September 30.

         Net sales decreased 31% ($1,128,000) to $2,511,136 in 1998 from
$3,639,468 in 1997. This sales decline was due principally to the decision by the Home Shopping Network to reduce the volume of gemstone jewelry offered for sale, and the return of a large order of defective product in late 1998.

         Cost of sales was $2,479,032 (99% of sales) in 1998 and $3,343,693
(92%) of sales in 1997. This increase in cost of sales as a percent of sales resulted principally from the design costs of new jewelry products in 1998, and lower gross profit margins on jade jewelry introduced in 1998.

         Personnel costs increased 235% ($502,215) to $716,100 in 1998 from $213,885 in 1997. We hired additional personnel to develop and launch new product lines, including Astrology Network products, although we eventually discontinued The Astrology Network business.

         Advertising and sales costs increased 472% ($603,249) to $730,859 in 1998 from $127,610 in 1997. Most of this increase related to the cost of producing and airing an Astrology Network infomercial.

         General and administrative expenses increased 37% ($107,129) to $397,096 in 1998 from $289,967 in 1997, principally as a result of increased overhead and costs associated with development of The Astrology Network.

         Legal and professional fees increased 204% ($58,795) to $87,615 in 1998 from $28,820 in 1997, which was primarily for legal costs associated with contracts and copyright activities of new product lines.

         Interest expense increased 122% ($131,906) to $240,233 in 1998 from $108,327 in 1997, which consisted of $200,000 arising from the beneficial conversion feature relating to convertible debentures issued during the year and a $68,000 increase in factoring costs.

         Our net loss increased $1,666,965 to $2,140,599 in 1998 from $473,634 in 1997. The 1998 loss includes the value of options issued at below market value to employees and non-employees of $51,500 and $258,000, respectively, the $200,000 beneficial conversion feature described above and $105,000 of stock sold to employees at less than fair value.

         As a result of this loss and the losses incurred in 1997, the Company accrued a net operating loss carryforward as of December 31, 1999, of $4,310,317 and $2,155,159 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2012 and 2002, respectively. Because the Company anticipates significant expenditures with respect to implementing its business plan, including its Internet e-commerce business, it is uncertain that the Company will be sufficiently profitable, if at all, during the net operating loss carryforward period to realize the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1997, the Company has incurred significant losses. Our primary source of cash is the sale of shares of our common stock. We hold no significant cash balances. We issue shares in private placements at a discount to the then-current market price (as resales of privately placed shares are restricted under Rule 144 of the Securities Act of 1933, as amended, which reduces their liquidity and accordingly their value as compared to freely trading shares on the open market). In 1999, we received cash from accredited investors in two private placements totaling $1,229,358. In addition, we received $600,000 under our Investment Agreement with Minnesota Communications Group. Our liquidity is further constrained by the fact that $420,323 of proceeds from sales of securities is subject to possible repayment. We project that we will be cash-flow positive from operations in the fourth quarter of 2000. Such projections do not, however, take into account the possible repayment of the $420,323, plus accrued interest of $38,787, that we may be obligated to pay in connection with such repurchases, as described in detail in the section under "Risk Factors" headed "Costs of Repurchasing Certain Shares". If our sales decline or we are unable to sell shares to fund operations and obligatory share repurchases, we would reduce our overhead expenses and take other appropriate cost-cutting measures.

         We have recently obtained financing through a private placement offering we completed in March 2000. Pursuant to the offering, the Company issued 1,430,000 shares at a price of $0.50 per share, and raised net cash proceeds of $715,000. All of the proceeds were immediately spent on accounts payable and other working capital requirements. In addition, the Company has retained an investment bank to provide investor relations services and to act as placement agent to help raise up to $5 million for the Company on a "best efforts" basis. The investment bank has been retained on a non-exclusive basis and we are actively seeking to raise cash from other sources. Selling our accounts receivable (factoring) is an additional source of financing that is available to us.

         Net cash used in operating activities in 1999 was $1,570,056. In addition to the net loss incurred during this period of $2,079,398 other principal uses of cash included an increase in accounts receivable of $319,442. The increase in accounts receivable in 1999 reflects the growth of the music business and delays in collection.

         Net cash used in investing activities in 1999 was $444,893. The primary use of these funds was $350,502 in the production of music masters and other one-time production costs related to the BABY GENIUS catalogue of twenty music and two video titles. Additionally $94,391 was utilized in the purchase of equipment, primarily computer hardware and software.

         Net cash provided by financing activities totaled $1,929,425. Proceeds of $1,829,358 were from the issuance of common stock in private placements. Further proceeds of $100,067 were provided from the issuance of notes (of which $52,400 came from an executive officer and $46,667 came from a significant stockholder). Overall, cash in 1999 was primarily used in product development and marketing of the BABY GENIUS product line and to provide additional working capital.

         For the fiscal year ended December 31, 1998, net cash used in operations was $1,232,384. In addition to the net loss incurred during this period of $2,140,599, principal uses of cash included an increase in accounts receivable of $470,380, an increase in deposits of $36,138, and an increase in prepaid membership costs of $33,739. Accounts receivable increased as a result of sales made late in 1998 and collected in 1999. Deposits were made in connection with the lease of the Company's new offices occupied in early 1999.

         Net cash used in investing activities in 1998 was $30,539, relating to the purchase of property and equipment.

         Net cash provided by financing activities in 1998 was $1,375,685, comprised of $200,000 raised by the issuance of two convertible debentures and $1,175,685 raised by the issuance of common stock, of which $121,500 is subject to redemption by investors.

ITEM 7.       FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Genius Products, Inc.

We have audited the accompanying consolidated balance sheet of Genius Products, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Products, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred significant net losses the last three years and requires additional capital to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 10. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



                                       /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 6, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Genius Products, Inc. (formerly International Trading and Manufacturing
  Corporation)

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998 of Genius Products, Inc. (formerly International Trading and Manufacturing Corporation) and its subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flow of Genius Products, Inc. (formerly International Trading and Manufacturing Corporation) and its subsidiaries for the year ended December 31, 1998 in conformity with generally accepted accounting principles.


Kelly & Company
Newport Beach, California
September 16, 1999


                              GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET

                                                                           December 31, 1999
                                                                           -----------------
                                ASSETS
Current assets:

  Cash and equivalents                                                    $       45,633
  Accounts receivable, net of allowance for
      doubtful accounts and sales returns of $218,929                            572,393
  Inventories                                                                    175,147
                                                                          ---------------
   Total current assets                                                          793,173

Property and equipment, net                                                      105,213
Production masters, net of accumulated amortization of $67,575                   282,927
Patents and trademarks, net of accumulated
     amortization of $2,038                                                       20,297
Deposits and other                                                                69,319
                                                                          ---------------
                                                                          $    1,270,929
                                                                          ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Loans from shareholders                                                 $      100,067
  Accounts payable                                                               554,502
  Accrued payroll and related expenses                                            73,822
  Accrued other expenses                                                          53,981
                                                                          ---------------

    Total current liabilities                                                    782,372

Redeemable common stock                                                          459,110

Commitments and contingencies                                                        -

Stockholders' equity:
  Common stock, $.001 par value; 25,000,000 shares
  authorized; 10,750,123 shares outstanding                                       10,750
  Additional paid-in capital                                                   4,958,808
  Accumulated deficit                                                         (4,940,111)
                                                                          ---------------
    Total stockholders' equity                                                    29,447
                                                                          ---------------
                                                                          $    1,270,929
                                                                          ===============


The accompanying notes are an integral part of these consolidated financial statements.


                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                        ----------------------------
                                                            1999             1998
                                                        -----------      -----------

Revenues:
   Music                                                $ 1,221,456      $        -
   Jewelry                                                1,080,559       2,511,136
                                                        ------------     -----------
    Total revenues                                        2,302,015       2,511,136
                                                        ------------     -----------

Costs and expenses:
  Cost of sales:
     Music                                                  290,131               -
     Jewelry                                              1,008,902       2,479,032
  Sales and marketing                                     1,069,945         174,734
  Infomercial                                                53,750         556,125
  Product and Web development                               240,055               -
  General and administrative                              1,654,355       1,200,811
                                                        ------------     -----------

  Total costs and expenses                                4,317,138       4,410,702
                                                        ------------     -----------

  Loss from operations                                   (2,015,123)     (1,899,566)

Interest expense                                            (63,475)       (240,233)
                                                        ------------     -----------

  Loss before provision for income taxes                 (2,078,598)     (2,139,799)

Provision for income taxes                                     (800)           (800)
                                                        ------------     -----------

  Net loss                                              $(2,079,398)    $(2,140,599)
                                                        ============    ============

Basic and diluted loss per common share:

  Net loss per share                                    $     (0.22)    $     (0.29)
                                                        ============    ============

Basic and diluted weighted average shares                 9,531,200       7,299,730
                                                        ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                   GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                        Additional                          Total
                                             Common stock                 Paid-in         Accumulated    Stockholders'
                                            ---------------
                                           Shares         Amount          Capital           Deficit        Equity
                                        ------------   -------------   -------------   -------------   -------------

Balance, December 31, 1997                6,708,063    $   6,708       $   835,450     $  (720,114)    $    122,044
  Shares issued in private
    placement, net of offering costs        955,000          955           901,973             -            902,928
  Shares issued in private
    placement, net of offering costs         96,000           96            82,661             -             82,757
  Less proceeds from sale of
    shares subject to redemption                -             -           (121,500)            -           (121,500)
  Shares issued for services                 75,000           75           196,800             -            196,875
  Options to purchase common
     stock, granted to employees                -             -             51,500             -             51,500
  Options to purchase common
     stock, granted to
     non-employees for services                 -             -            258,000             -            258,000
  Value of beneficial conversion
     feature of convertible debt                -             -            200,000             -            200,000
  Shares issued in private
    placement, net of offering costs        475,000          475           189,525             -            190,000
  Value of common stock sold
    to employees at a discount                  -             -            105,000             -            105,000
  Net loss                                      -             -                -         (2,140,599)     (2,140,599)
                                        ------------   -------------   -------------   -------------   -------------
Balance, December 31, 1998                8,309,063        8,309         2,699,409       (2,860,713)       (152,995)

  Shares issued under
    investment agreement                    600,000          600           599,400             -            600,000
  Shares issued in private
    placement, net of offering costs        513,900          514           551,214             -            551,728
  Shares issued in private
    placement, net of offering costs        552,115          552           677,078             -            677,630
  Less proceeds from sale of
    shares subject to redemption                -             -           (261,323)            -           (261,323)
  Shares issued for services                375,045          375           493,430             -            493,805
  Shares issued upon conversion
     of debentures                          400,000          400           199,600             -            200,000
  Net loss                                      -              -               -         (2,079,398)     (2,079,398)
                                        ------------   -------------   -------------   -------------   -------------
Balance, December 31, 1999               10,750,123    $  10,750       $ 4,958,808     $ (4,940,111)   $     29,447
                                        ============   =============   =============   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                              GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                  ----------------------------------
                                                                        1999              1998
                                                                  ---------------    ---------------
Cash flows from operating activities:
  Net loss                                                        $   (2,079,398)    $   (2,140,599)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation and amortization                                         87,819              7,246
    Interest expense on redeemable stock                                  38,787                  -
    Sales returns and bad debt expense                                    75,004            143,925
    Common stock issued for services                                     493,805            196,875
    Stock options granted to employees                                         -             51,500
    Stock options granted to non-employees for services                        -            258,000
    Embedded interest on convertible debentures                                -            200,000
    Common stock sold to employees at a discount                               -            105,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Restricted cash                                                          -             14,195
      Accounts receivable                                               (319,442)          (470,380)
      Inventories                                                        (38,251)           317,422
      Prepaid expenses and other                                               -            (33,739)
      Other assets                                                        42,747            (74,252)
      Patents and trademarks                                             (10,335)           (12,000)
    Increase (decrease) in:
      Accounts payable                                                    44,319            171,509
      Accrued expenses                                                    94,889             32,914
                                                                  ---------------    ---------------
    Net cash used by operating activities                             (1,570,056)        (1,232,384)
                                                                  ---------------    ---------------

Cash flows from investing activities:
  Development of production masters                                     (350,502)                 -
  Purchase of property and equipment                                     (94,391)           (30,539)
                                                                  ---------------    ---------------
    Net cash used in investing activities                               (444,893)           (30,539)
                                                                  ---------------    ---------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures                             -            200,000
  Loans from shareholders                                                100,067                  -
  Proceeds from issuance of common stock                               1,829,358          1,175,685
                                                                  ---------------    ---------------
    Net cash provided by financing activities                          1,929,425          1,375,685
                                                                  ---------------    ---------------

Net (decrease) increase in cash and equivalents                          (85,524)           112,762

Cash and equivalents, beginning of year                                  131,157             18,395
                                                                  ---------------    ---------------

Cash and equivalents, end of year                                 $       45,633     $      131,157
                                                                  ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                     $            -     $       39,398
Income taxes paid                                                 $          800     $          800
Debentures converted into common stock                            $      200,000     $            -

        The accompanying notes are an integral part of these consolidated financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------

      Nature of business
      ------------------

      Genius Products, Inc. and Subsidiaries (the "Company"), has been engaged in the business of selling, on a wholesale basis, fine and costume jewelry. The Company's major customer is a U.S. television shopping network. The Company designs its products and uses independent foreign manufacturing facilities to produce them to the Company's specifications. In September 1998, the Company developed, and in February 1999 began to sell, a collection of music products under the name Baby Genius (TM) featuring an assortment of classical, instrumental and relaxation music designed for expectant mothers, infants and children. The Company has developed a website to serve as an e-commerce retail and information site with an intended focus on parents, parents-to-be and children.

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Principles of consolidation
      ---------------------------

      The consolidated financial statements include the accounts of Genius Products, Inc. and its three wholly-owned subsidiaries which are virtually inactive. All significant intercompany transactions and accounts have been eliminated.

      Use of estimates
      ----------------

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and equivalents
      --------------------

      For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)
--------------------------------------------------------------------------------

      Accounts receivable
      -------------------

      The allowance for doubtful accounts and sales returns includes management's estimate of the amount expected to be lost on specific accounts and for losses on other as yet unidentified accounts included in accounts receivable. In estimating the allowance component for unidentified losses and returns, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and sales returns in the accompanying financial statements.

      Concentrations of credit risk
      -----------------------------

      In 1999, the largest jewelry and music customer accounted for 52% and 34% of jewelry and music sales, respectively. At December 31, 1999, these two customers accounted for 72% of accounts receivable.

      In 1998, the Company's largest customer accounted for virtually all of the Company's sales.

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with investment grade credit ratings. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base.

      Inventories
      -----------

      Inventory consists of finished goods and is valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

      Long-lived assets
      -----------------

      Property and equipment
      ----------------------

      Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets using the straight-line method.

      Production masters
      ------------------

      Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including licenses to use certain classical compositions, royalties, recording and design costs, are capitalized and amortized over a three year period from the time a title is initially released, consistent with the estimated timing of revenue for a title. Amortization expense was $ 67,575 in 1999.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)
-------------------------------------------------------------------------------

      Long-lived assets (continued)
      -----------------------------

      Patents and trademarks
      ----------------------

      Patents and trademarks covering a number of the Company's products are being amortized on a straight line basis over 5 years. Amortization expense was $2,038 in 1999.

      Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

      Fair value of financial instruments
      -----------------------------------

      The carrying amounts of cash and equivalents, accounts receivable, loans from shareholders, accounts payable, and accrued expenses approximate fair value.

      Stock options
      -------------

      During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25") , "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

      Revenue recognition
      -------------------

      Revenues, the related cost of sales, and an allowance for returned goods are recorded upon the shipment of goods.

      Advertising and infomercial costs
      ---------------------------------

      Advertising costs including infomercial costs are expensed as incurred. Advertising costs were $103,920 and $174,734, in 1999 and 1998, respectively.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)
-------------------------------------------------------------------------------


      Income taxes
      ------------

      Deferred taxes are accounted for using an asset and liability approach, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      Earnings per share
      ------------------

      Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

      Diluted earnings per share is not materially different from basic earnings per common share.

      Reclassifications
      -----------------

      Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

      New accounting pronouncements
      -----------------------------

      The following pronouncements became effective for the Company's 1999 financial statements.

      REPORTING COMPREHENSIVE INCOME
      ------------------------------

      In June 1997, the FASB issued Statement No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. The Statement requires a company to disclose in the financial statements the various components of comprehensive income. Implementation of SFAS 130 had no impact on the Company's financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)
-------------------------------------------------------------------------------

      SEGMENT DISCLOSURE
      ------------------

      The FASB has also issued Statement No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." Statement No. 131 modifies the disclosure requirements for reportable segments. The Company has only one operating segment.


2.    PROPERTY AND EQUIPMENT
      ----------------------

                                                            1999              Useful lives
                                                       ---------------      ---------------
        Computers and equipment                        $       79,862        3 - 5 years
        Furniture and fixtures                                 31,111        3 - 7 years
        Leasehold improvements                                 25,134        Lesser of lease term
                                                       ---------------       or useful life.

                                                              136,107
        Accumulated depreciation and amortization             (30,894)
                                                       ---------------
                                                       $      105,213
                                                       ===============

      Depreciation expense was $18,206 in 1999 and $7,246 in 1998.

3.    DEBT
      ----

      Convertible Debentures
      ----------------------

      During 1998, the Company issued two convertible debentures to individual investors totaling $200,000. The debentures were converted into 400,000 shares of the Company's common stock on December 31, 1999, at a conversion price of $.50 per share. The embedded interest of the conversion feature was estimated to be $200,000, and additional paid-in capital and interest expense of $200,000 were recorded in 1998. In connection with the issuance of these debentures, the Company paid a fee of $20,000 to an individual as a commission. The prepaid loan fee was amortized to interest expense using the effective interest method and was fully expensed by December 31, 1999.

      Loans from Shareholders
      -----------------------

      In the fourth quarter of 1999, the Company borrowed a total of $100,067 from two of its shareholders. The notes are due on demand and accrue interest at a rate of 7% per year. The accrued interest is not due until demand for payment is made by the shareholders. Interest expense in 1999 was $850.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    COMMON STOCK
      ------------

      During 1998, the Company raised net proceeds of $902,928 in a private placement offering of 955,000 shares of common stock at $1.25 per share.

      During 1998, the Company sold 96,000 shares of common stock, at $1.25, pursuant to a private placement, less commissions and other financing costs, for net proceeds of $82,757.

      In October 1998, the Company issued 75,000 shares of common stock valued at $196,875 to non-employees for services rendered in connection with the creation of an infomercial.

      In December 1998, the Company sold 475,000 shares of its common stock at $0.40 per share. These shares were purchased by (i) an associate of a holder of more than 10% of the outstanding shares of the Company's common stock, (ii) an officer of the Company; and (iii) an employee of the Company. Of these shares, 175,000 were issued to employees at a price below the then current market price of $1.00. The Company recognized $105,000 of expense associated with the sale of these shares.

      In March 1999, the Company entered into an investment agreement with Minnesota Communications Group ("MCG"), an affiliate of Minnesota Public Radio, giving MCG the right to purchase up to 1.5 million shares of the Company's common stock at $1.00 per share. This agreement is effective until March 2000. During 1999, MCG purchased 600,000 common shares for net proceeds of $600,000.

      During 1999, the Company sold 513,900 shares of its common stock at $1.25, pursuant to a private placement, less commissions and offering costs, for net proceeds of $551,214.

      During 1999, the Company sold 552,115 shares of its common stock at $1.45, pursuant to a private placement, less commissions and offering costs, for net proceeds of $677,078.

      During 1999, the Company issued 375,045 shares of common stock for services valued at $493,805.

      Redeemable common stock
      -----------------------

      During 1999, the Company and its securities counsel reviewed certain aspects of its issuances of common stock, and determined that during 1997, 1998 and through September 1999, it sold common stock in private placement transactions which may be subject to redemption. The total number of shares subject to redemption at December 31, 1999 was 307,550. Accordingly, additional paid in capital has been reduced by $420,323 to reflect the cumulative amounts subject to redemption. In addition, accrued interest of $38,787 is included in the caption, redeemable common stock, in the accompanying balance sheet.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    STOCK OPTIONS AND WARRANTS
      --------------------------

      During 1998, the Company granted options to three of its employees to purchase a total of 100,000 shares of its common stock at an exercise price of $1.25. These options were granted at a price below fair market value, which resulted in the recognition of $51,500 of compensation expense.

      During 1999, the Company granted options to its employees to purchase a total of 1,430,000 shares of its common stock at exercise prices of $2.25 to $2.63 per share, which exceeded fair market value.

      The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FASB Statement No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                               1999                1998
                                         ---------------     ---------------
      Net loss
       As reported                       $   (2,079,398)     $   (2,140,599)
       Pro forma                         $   (3,835,398)     $   (2,932,766)

      Basic and diluted loss
       per share:
       As reported                       $        (0.22)     $        (0.29)
       Pro forma                         $        (0.40)     $        (0.35)

      The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 1999 and 1998, respectively: expected volatility of 150% and 146%, respectively, and risk-free interest of 6.50% and 4.91%, respectively, expected life of 10 years and no expected dividends for both years. The estimated weighted-average fair value of stock options granted in 1999 and 1998 was $1.28 and $1.72, respectively.

      Nonemployees
      ------------

      On October 20, 1998, the Company granted options to two individuals, for services rendered, to purchase a total of 150,000 shares of its common stock at an exercise price of $3.40 per share, resulting in the recognition of $258,000 of expense.

      During 1999, the Company granted options to five individuals, for services rendered, to purchase a total of 15,000 shares of its common stock at an exercise price between $2.25 and $2.50 per share. No expense was recorded due to the exercise price being above market price at the grant date.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    STOCK OPTIONS AND WARRANTS (CONTINUED)
--------------------------------------------

      A summary of stock option activity follows:

                                                         Weighted                               Weighted
                                                         Average                                Average
                                      Number          Exercise price        Exercisable       Exercise price
                                  ---------------     ---------------     ---------------     ---------------
      December 31, 1997               2,275,000       $       1.25                 -                      -
                                                                          ===============     ===============

      Granted                           250,000        1.25 - 3.40
      Exercised                               -                  -
      Canceled                                -                  -
                                  ---------------     ---------------

      December 31, 1998               2,525,000              $1.38              150,000       $        3.40
                                                                          ===============     ===============

      Granted                         1,445,000        2.25 - 2.63
      Exercised                               -                  -
      Canceled                                -                  -
                                  ---------------     ---------------

      December 31, 1999               3,970,000        $      1.76            2,689,500         $      1.45
                                  ===============     ===============     ===============     ===============


      The following information applies to all options outstanding at December 31, 1999:


                                                   Weighted                         Weighted
                                   Average         average                          average
  Exercise         Options        remaining        exercise        Number           exercise
   Price         Outstanding     life (years)       price        exercisable         price
-------------   -------------   -------------   -------------   -------------   -------------
$       1.25       2,375,000         8          $       1.25      2,375,000     $       1.25
$       2.25         526,000         9          $       2.25          4,500     $       2.25
$       2.50         609,000         9          $       2.50              -     $       2.50
$       2.63         310,000         9          $       2.63        150,000     $       2.63
$       3.40         150,000         8          $       3.40        150,000     $       3.40
                -------------                                   -------------
                   3,970,000                                      2,679,500
                =============                                   =============


      Subsequent to year end, 1,350,000 employee options with exercise prices ranging from $2.25 - $2.63 were re-priced to $1.25, which exceeded the then current market price.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Operating leases
      ----------------

      The Company leases certain facilities and automobiles under noncancelable operating leases. Rental expense for 1999 and 1998 was $149,335 and $68,761, respectively.

      As of December 31, 1999, the future minimum rental commitments required under existing noncancelable operating leases are as follows:


                2000                         $ 135,000
                2001                           126,000
                2002                           121,000
                2003                           118,000
                2004                                 -
                                        -------------------
                                        $      500,000
                                        ===================

      Executive employment agreements
      -------------------------------

      The Company has entered into employment agreements with seven of its executive officers and key employees. The agreements provide for a lump sum payment equal to ten times the employee's annual compensation in the event of the employee's termination due to a change in control of the Company occurring on or before December 31, 2001.

      Agreements with former officer
      ------------------------------

      In October 1999, the Company entered into a severance letter agreement with its former president, Gerald Edick, for a cash bonus totaling $200,000 to be paid in equal installments over one year. On March 1, 2000 the Company entered into a consulting agreement to amend the severance letter agreement. Edick revoked his rights to the cash bonus, and instead will be paid $14,500 per month through September 30, 2000 in consideration for investor relations and fund raising services.

      Letter of credit
      ----------------

      In September 1998, the Company entered into a letter of credit agreement with its bank. The letter of credit is for $10,000 and is used to satisfy the reserve requirement of the Company's merchant account for processing credit card purchases of the Company's products. The letter of credit is collateralized by a $10,000 certificate of deposit and expires August 21, 2000.

7.    RELATED PARTY TRANSACTION
-------------------------------

      Receivables

      Included in other assets is $21,400 of advances made to three officers of the Company.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    INCOME TAXES
------------------

      The provision for income taxes in 1999 and 1998 consists of California income taxes of $800.

      Reasons for differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes are as follows:

                                                      1999             1998
                                                  -------------   -------------
        Tax provision (benefit) calculated at
         federal statutory rate                      (34.0)%         (34.0)%
        Other                                           -              7.5
        Change in valuation allowance                 34.0            26.5
                                                  -------------   -------------
                                                        -               -
                                                  =============   =============

      The Company has net operating loss (NOL) carryforwards that can be utilized to offset future taxable income. At December 31, 1999, federal NOL carryforwards totaled approximately $4,310,000. The federal carryforwards expire in various years ending September 30 as follows:

               2011                            $         238,474
               2012                                      434,796
               2018                                    1,557,649
               2019                                    2,079,398
                                               ------------------

                                               $       4,310,317
                                               ==================

     In addition the Company has approximately $2,150,000 of state NOL carryforwards that expire in various years through 2004.

     Deferred income tax assets at December 31, 1999 and 1998 relate to the following. A valuation allowance has been established to reduce deferred tax assets to amounts which management believes are more likely than not to be realized.
                                            1999                  1998
                                       ---------------     ---------------

     NOL carryforwards                 $    1,465,000      $       827,632
     Other                                      -                    2,004
                                       ---------------     ----------------
     Deferred tax assets                    1,465,000              829,636
     Less valuation allowance              (1,465,000)            (829,636)
                                       ---------------     ----------------
     Net deferred tax asset            $        -          $         -
                                       ================    ================


     The valuation allowance increased by $635,364 during 1999.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
-----------------------------------------------------

                                                             1999                 1998
                                                        ---------------     ---------------
     Numerator
     ---------
       Net loss                                         $   (2,079,398)     $   (2,140,599)
                                                        ===============     ===============

     Denominator
     -----------
       Basic and diluted weighted average number of
       common shares outstanding during the period           9,531,200           7,299,730
                                                        ===============     ===============

     Basic and diluted net loss per share               $        (0.22)     $        (0.29)
                                                        ===============     ===============

     The effect of the potentially dilutive securities listed below were not included in the computation of diluted loss per share, since to do so would have been anti-dilutive.

     Employee stock options                                  3,805,000            2,385,000
     Convertible debentures                                        -                400,000
     Non-employee stock options                                165,000              150,000



10.   MANAGEMENT'S PLANS
------------------------

      The Company has incurred significant losses from operations in each of the last three years, expects to have negative cash flows from operations until the fourth quarter of 2000 and needs substantial capital to implement its business plan. In addition, as discussed in Note 4, 307,550 shares of common stock issued in private placements is subject to redemption and the Company may be obligated to pay cash of up to $459,110 to these investors.

      Subsequent to year end, the Company raised $715,000 in a private placement. The Company has also retained an investment banker to launch an investor relations campaign and act as placement agent to raise up to $5 million. In addition, the Company has the ability to factor its trade receivables. No assurance can be made that the Company will succeed in raising any funds. If the Company is unable to raise sufficient capital to implement its business plan, the Company may need to introduce cost cutting measures to reduce overhead and other expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has dismissed its former principal accountants, Kelly & Company of Newport Beach, California and engaged Cacciamatta Accountancy Corporation of Irvine, California, as its principal accountants. The engagement was made effective as of March 8, 2000. This dismissal and engagement of our principal accountant has been approved by our Board of Directors. During our fiscal years 1997 and 1998, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements. The reports of the former principal accountants on our financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         Reference is made to information contained under the heading "Election of Directors" and in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 1, 2000, which information is incorporated herein.

EXECUTIVE OFFICERS

       The executive officers who are not also directors of the Company are as follows:

       NAME                       AGE              POSITION
       ----                       ---              --------

       Dorian Lowell              40               President
       Michael Meader             35               Executive Vice President
       Larry Balaban              36               Senior Vice President
       Howard Balaban             39               Senior Vice President
       Alison Elliott             43               Treasurer and Controller

       Dorian Lowell was appointed President in October 1999. He previously had served as our Chief Operating Officer since August 1999. Mr. Lowell is a corporate attorney specializing in corporate finance, mergers and acquisitions, bankruptcy law and project finance. Before joining the Company, he served as a consultant to various businesses. From 1997 to 1999, he was General Counsel for Caithness Corporation, a private investment firm located in New York City. Before joining Caithness Corporation, Mr. Lowell practiced law in New York City for seven years with the international Wall Street law firm Cleary, Gottlieb, Steen & Hamilton. Mr. Lowell is a member of the New York Bar, and holds law degrees from Oxford University and Harvard Law School.

       Michael Meader was appointed our Executive Vice President in April of 1998. Mr. Meader worked as an outside consultant to the Company for a number of years prior to him joining the Company. His expertise encompasses distribution, category management and service for programs designed for mass-market retailers. >From 1994 to 1998, Mr. Meader served as Vice President of Specialty Products at ARAMARK Corporation. While at ARAMARK, he controlled all corporate operations related to ARAMARK's Music Division.

       Larry Balaban was appointed Senior Vice President of Marketing and Production in January 1999 after having rendered consulting services to the Company for just over six months. Prior to his appointment, Mr. Balaban was president of Mr. B Productions, a non-traditional marketing firm based in New York City, specializing in TV production, target marketing and membership programs. From 1994-1997 Mr. Balaban was President of Virtual Reality Productions, where he specialized in marketing, and coordinated specialized audio productions for licensed products including Star Trek(TM), The Simpsons, and the X-Files.

       Howard Balaban was appointed Senior Vice President of Sales in January 1999 after having rendered consulting services to the Company for just over six months. Prior to his appointment, Mr. Balaban was a sales and marketing consultant to various companies. From 1994-1997, Mr. Balaban was Senior Vice President of Business Development for Future Call, Inc., a prepaid telephone card company that he co-founded with William Shatner, and which held the rights to all Star Trek(TM) properties associated with prepaid phone cards. From 1991-1995, he was the chief executive officer of 3B Telecommunications, a company he founded and which acted as a master agent for telecom networks reselling phone time and telecom services. Howard and Larry Balaban are brothers.

       Alison Elliott was hired as Treasurer and Controller on February 1, 2000. Prior to her appointment, Ms. Elliott was employed as an accountant for various companies both in San Diego and the UK. Her most recent appointment was as CFO for a subsidiary of The Quarto Group, Inc. in San Diego. While in the U.K., Ms. Elliott worked for E.F. Hutton, Inc. for three years and Fluor Daniel, Inc. for four years and qualified as a member of the Chartered Association of Certified Accountants in 1984.

ITEM 10.      EXECUTIVE COMPENSATION

       Reference is made to information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 2000 annual meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 1, 2000, which information is incorporated herein.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Reference is made to information contained under the heading "Voting Securities and Principal Holders" in the Company's definitive proxy statement for its 2000 annual meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 1, 2000, which information is incorporated herein.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In January 1999, we entered into a ten-year License Agreement with Minnesota Communications Group ("MCG"), the beneficial owner of approximately 8.82% of our common stock. The License Agreement allows us to use certain trademarks owned by MCG in connection with our promotion, marketing, sale and distribution of CDs and cassettes. We paid MCG 7,500 shares of our common stock for the first 500,000 CDs and cassettes we sold under the License Agreement, and we pay MCG a royalty of $0.024 per each additional CD and cassette sold.

       In January 1999, we also entered into a ten-year License Agreement with Minnesota Public Radio ("MPR"), a subsidiary of MCG. The License Agreement allows us to use certain trademarks owned by MPR in connection with our promotion, marketing, sale and distribution of CDs. We issued MPR 17,500 shares of our common stock for the first 500,000 CDs and cassettes we sold under the License Agreement, and we pay MPR a royalty of $0.056 per each additional CD and cassette sold.

       In March 1999, we entered into an Investment Agreement with MCG which grants MCG the right to purchase up to 1,500,000 shares of our common stock at a purchase price of $1.00 per share. This agreement is effective until March 31, 2001. Pursuant to this agreement, MCG purchased 200,000 shares in March 1999 and 400,000 shares in April 1999 for a total cash conversion of $600,000. No additional shares have been purchased under the agreement. In January 2000, we restated our audited balance sheet for the period ending December 31, 1998. As a result of adjustments made in the restatement, the Company may have failed to satisfy certain funding conditions under the Investment Agreement at the time MCG purchased shares from the Company. Our auditors accordingly requested that we obtain from MCG a waiver of any such failures. MCG granted such waiver in consideration of which we granted MCG, among other things, the right to refuse future funding requests as a result of any such failures. MCG has indicated to us that it does not intend to make any additional investments in the Company.

       In March 1999, MCG entered into a Shareholders Agreement with Gerald Edick, Michael Meader and Klaus Moeller. The Shareholders Agreement provides that Messrs. Edick, Meader and Moeller will take such actions as reasonably requested by MCG to ensure the presence on our Board of Directors of one person designated by MCG. In addition, except in certain circumstances, Mr. Edick, Mr. Meader and Mr. Moeller may not transfer their shares of our common stock without MCG's consent, nor may they sell their shares without extending MCG the right to participate proportionately in the sale.

       In September 1999, Gerald Edick, a co-founder of ITM, left the Company and resigned as President and as a member of the Company's Board of Directors. In consideration of his services, we entered into a severance letter agreement on October 26, 1999 with Mr. Edick under which we agreed to pay him a severance of $200,000 in equal installments over one year, and continue his medical benefits until September 30, 2000, unless he independently secured medical benefits before that date. We also agreed to allow Mr. Edick to retain all of his options to purchase 750,000 shares of our common stock which were granted to him on December 7, 1997, and which fully vested on January 1, 1999.

       On March 1, 2000, we entered into a Consulting Agreement with Gerald Edick to revise the terms on which we entered into the severance letter of October 26, 1999. Pursuant to the Consulting Agreement, Mr. Edick has irrevocably revoked his rights to the cash bonus and other benefits under the severance letter, and instead will be paid $14,500 per month from March 1, 2000 through September 30, 2000, in consideration of his rendering investor relations and fund raising services to the Company during such period. Mr. Edick will, however, retain his options to purchase 750,000 shares of the Company's common stock as set forth in the severance letter.

                                     PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Listing of Exhibits

  Exhibit No.                                     Description
  -----------                                     -----------

      2.1        Agreement and Plan of Reorganization with Salutations, Inc., and related exhibits and consents*
      3.1        Articles of Incorporation, as amended*
      3.2        Bylaws, as amended*
      4.1        Investment Agreement with Minnesota Communications Group*
      4.2        Shareholders Agreement with Minnesota Communications Group, and related exhibits and schedules*
      4.3        Convertible Debenture with Russ Karlen*
      4.4        Convertible Debenture with Steve Livingston*
      4.5        Option Agreement to Purchase Common Stock with Kevin Harrington
                 Enterprises, Inc.*
      4.6        Option Agreement to Purchase Common Stock with Tim Harrington*
      4.7        Form of Stock Option Agreement with Employees*
      4.8        Specimen Certificate for Common Stock
      10.1       License Agreement with Minnesota Communications Group*
      10.2       License Agreement with Minnesota Public Radio*
      10.3       Spokesperson Agreement for Deidre Hall with Panache, Inc., and related exhibits and addendum thereto*
      10.4       Sublease with Torrey Hills Corporate Centre, and related exhibits*
      10.5       Fulfillment Services Agreement with Professional Marketing Associates, Inc.*
      10.6       Letter Agreement with Lido Group*
      10.7       International Marketing and Distribution Agreement with HSND, and amendment and addendum thereto*
      10.8       Non-Qualified Stock Option Plan*
      10.9       Senior Executive Employment Agreement with Klaus Moeller*
      10.10      Change of Control Executive Employment Agreement with Klaus Moeller*
      10.11      Senior Executive Employment Agreement with Dorian Lowell*
      10.12      Change of Control Executive Employment Agreement with Dorian Lowell*
      10.13      Senior Executive Employment Agreement with Michael Meader*
      10.14      Change of Control Executive Employment Agreement with Michael Meader*
      10.15      Executive Employment Agreement with Larry Balaban*
      10.16      Change of Control Executive Employment Agreement with Larry Balaban*
      10.17      Executive Employment Agreement with Howard Balaban*
      10.18      Change of Control Executive Employment Agreement with Howard Balaban*
      10.19      Executive Employment Agreement with Vinko Kovac*
      10.20      Change of Control Executive Employment Agreement with Vinko Kovac*
      10.21      License Agreement with Sasha St. Clair*
      10.22      Letter Agreement with Gerald Edick*
      10.23      Form of License Agreement with Naxos of America, Inc.*
      10.24      Financial Public Relations Letter of Agreement with Porter, LeVay & Rose,
                 Inc.**
      10.25      License Agreement with Boomerang Marketing, Inc.**


      10.26      Service(s) Agreement with Cost Care, Inc. (dba Unicare Managed Care
                 Services)**
      10.27      Executive Employment Agreement with Alison Elliott
      10.28      Change of Control Agreement with Alison Elliott
      10.29      Consulting Agreement with Gerald Edick
      27         Financial Data Schedule

----------------
* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-29715) on Form 10-SB filed with the SEC on November 2, 1999.

**Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-29715), Amendment No. 1, on Form 10-SB filed with the SEC on December 17, 1999.

         (b)      Reports on Form 8-K

         The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended December 31, 1999.

         1. Form 8-K dated March 16, 2000, reporting under Item 4, a change in the Company's certifying accountant.

         2. Amendment No. 1 to Form 8-K dated March 28, 2000, reporting additional information required under Item 4 regarding the change in the Company's certifying accountant previously reported in Form 8-K dated March 16, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2000       GENIUS PRODUCTS, INC., a Nevada Corporation


                             By: /s/ Klaus Moeller
                                ------------------------------------------------
                             Klaus Moeller, Chief Executive Officer and Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Klaus Moeller
-------------------------------
Klaus Moeller                               Chief Executive Officer and Chairman of       April 14, 2000
                                            the Board

/s/ Deborah L. Cross
-------------------------------
Deborah L. Cross                            Director                                      April 14, 2000
