Form 10KSB/A
period 1999-12-31
GENIUS PRODUCTS INC
filed 2000-05-01
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

      We have also been approached by a number of distributors wishing to distribute BABY GENIUS products in overseas markets including Canada (where we already have sales), Mexico, Europe, New Zealand, and South Africa. While we hope to enter into relationships with international distributors, there can be no assurance that any such relationships will be entered into or, if we enter into any such relationships, that it will result in profitable international sales.

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
                                                          Clothing*
                                                          Music**
                                                          Toys*

      We have applied for registration of the BABY GENIUS name in Canada, Mexico and the countries of the European Union for product categories covering music videos, books, clothing, music and toys.

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

      As a result of an agreement that we entered into in March 1999 (since terminated) to sell a device for de-boning fish, we have surplus inventory that we plan to sell through a home shopping channel and pursuant to a TV commercial (in each case subject to satisfying certain quality assurance tests), as well as through retail outlets and Internet web sites. The revenues and costs associated with any such sales are expected to be minimal.

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

INTERNET BUSINESS

      In March 2000 we re-launched our web site WWW.BABYGENIUS.COM. Visitors to the web site can obtain free content and information on a range of child-related matters, including pregnancy and child care issues. Visitors can buy the full range of BABY GENIUS products and select co-branded grocery coupons that are mailed directly to the visitor's residence. Visitors will also obtain a free one-year membership in the BABY GENIUS CLUB by purchasing any BABY GENIUS product at the full retail price. We expect our membership service to be operational in May 2000. Membership benefits, which are continually revised and expanded, include 20% discounts on, and free shipping and handling of, BABY GENIUS products, access to the HEALTHWISE KNOWLEDGEBASE, one of the most comprehensive on-line medical information services, access to MEDCALL, a 24-hour seven days per week, live nurse help line, and access to a comprehensive series of family help sheets provided by GuidanceResources.com, L.L.C. The HEALTHWISE KNOWLEDGEBASE and MEDCALL services are provided by UNICARE Life & Health Insurance Company, an operating affiliate of WellPoint Health Networks Inc., one of the nation's largest publicly-traded managed care companies serving the health care needs of seven million medical and over 30 million specialty products members. GuidanceResources.com, L.L.C. is a leading Internet provider of work/life and related services that help companies and organizations attract and retain employees and members. GuidanceResources.com, L.L.C., an affiliate of ComPsych Corporation, currently serves over one million members by providing solutions and recommendations through online guidance in multiple topic areas including family, financial, legal, career and wellness. ComPsych Corporation is an international Employee Assistance Program and Managed Care Company covering approximately four million employees of its clients.

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

RISKS RELATED TO OUR BUSINESS

      FORWARD-LOOKING STATEMENTS. Some of the information in this registration statement contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," and "continue" or similar words. You should read statements that contain these words carefully because they:

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

      DEPENDENCE ON SHORT-TERM FINANCING. We are dependent on obtaining short-term financing to sustain operations. We are currently operating at a loss and have negative cash flow. The credit terms we extend to our customers are more favorable than those we have with our vendors and service providers, and we have insufficient cash balances to sustain losses. Accordingly, we have to finance our working capital requirements by selling shares of the Company's common stock for cash or in consideration of services rendered. In March 1999, we entered into an Investment Agreement with MCG which grants MCG the right to purchase up to 1,500,000 shares of our common stock at a purchase price of $1.00 per share, of which 600,000 shares had been purchased by MCG by April 1999. No further shares have been sold to date, and MCG has indicated to us that it will not purchase any additional shares in the Company. In March 2000, we completed a private placement of shares under Regulation D of the 1933 Securities Act, as amended, pursuant to which we raised net proceeds of $715,000, all of which was immediately spent on accounts payable and other working capital requirements. We have also retained an investment bank to help us raise funds through private placements of our common shares on a "best efforts" basis over the short and medium term, as well as to provide investor relations services. No assurance can be made that the investment bank will succeed in raising any cash in a timely manner or at all. The retention is on a non-exclusive basis and we are actively seeking funds from other sources. A further source of short-term financing is the selling of our accounts receivable (factoring) although the costs of such financing are expensive. Failure to obtain financing will have a material adverse effect on our business, operations and financial condition.

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

         On March 28, 2000 by a unanimous consent of the Board of Directors, the Company increased the number of shares reserved for issuance upon conversion of options, warrants and other securities convertible into shares of the Company's common stock by 5,000,000 from 5,000,000 to 10,000,000.

       As of April 6, 2000 we had approximately 12,360,923 shares of common stock issued and outstanding which were held by approximately 930 shareholders of record including the holders that have their shares held in a depository trust in "street" name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Salt Lake City, Utah 84117.

         On April 20, 2000, by a unanimous consent of the Company's Board of Directors, the Board amended and restated Section 1 of Article II of the Company's Bylaws to the effect that the annual meeting of the shareholders shall be held at the registered office of the Company or at such other place as may be specified or fixed in the notice of such meeting at a time that may be determined by the directors in accordance with the laws of the State of Nevada. As a result of the amendment, the Company intends to hold its annual shareholders meeting in October 2000.

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

         Pursuant to an Affiliation Agreement with GuidanceResources.com, L.L.C.("GuidanceResources"), effective March 1, 2000, we are required to issue to GuidanceResources a warrant to purchase up to 150,000 unregistered shares of the Company's common stock in three tranches of 50,000 as of March 1, 2000, January 1, 2001 and January 1, 2002, at exercise prices equal to the average closing price of the stock in the 20 days immediately preceding such dates. The warrant may be exercised at any time during the three year period following the date on which the shares may first be purchased. We are also obligated under the agreement to use our best efforts to file a registration statement to register the shares underlying the warrant within 90 days of a request by GuidanceResources. For shares that GuidanceResources may exercise as of March 1, 2000, we are required to use our best efforts to effect any demand registration by filing a registration with the SEC no later than June 1, 2000. To date, GuidanceResources has not exercised any rights under the warrant and has made no demand to file a registration for any of the underlying shares.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

EXECUTIVE OFFICERS

       The executive officers who are not also directors of the Company are as follows:
       NAME                       AGE              POSITION
       ----                       ---              --------

       Klaus Moeller              39               Chairman of the Board and
                                                     Chief Executive Officer
       Deborah L. Cross           45               Director
       Dorian Lowell              40               President
       Michael Meader             35               Executive Vice President
       Larry Balaban              36               Senior Vice President
       Howard Balaban             39               Senior Vice President
       Alison Elliott             43               Treasurer and Controller

         Klaus Moeller has served as the Chief Executive Officer and as a director of the Company since we acquired ITM in October 1997. Prior to the acquisition, Mr. Moeller had been the Chairman of the Board and Chief Executive Officer of ITM since its inception in 1992. Mr. Moeller has a background in marketing, advertising, real estate and auditing.

         Deborah Law Cross was appointed to the Company's board of directors on March 14, 2000. Since 1999, Ms. Cross has been the Director of Contract Services at HearPO, a division of Sonus Corp. which owns and operates 99 hearing care centers in the United States and Western Canada. As Director of Contract Services, Ms. Cross designs, negotiates and implements managed care contracts. >From 1996 to 1999, Ms. Cross was an area manager for Sonus, during which she managed 21 audiology clinics. From 1983 to 1996, Ms. Cross was the owner and president of Hearing Dynamics, Inc. which owned and operated four audiology clinics. Ms. Cross sold Hearing Dynamics to Sonus in 1996.


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

       Alison Elliott was hired as Treasurer and Controller on February 1, 2000. Prior to her appointment, Ms. Elliott was employed as an accountant for various companies both in San Diego and the U.K. Her most recent appointment was as CFO for a subsidiary of The Quarto Group, Inc. in San Diego. While in the U.K., Ms. Elliott worked for E.F. Hutton, Inc. for three years and Fluor Daniel, Inc. for four years and qualified as a member of the Chartered Association of Certified Accountants in 1984.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

       Form 3 filings for Klaus Moeller, Dorian Lowell and Michael Meader due on January 3, 2000, were filed on March 17, 2000. Minnesota Communications Group and Gerald Edick have not yet filed a Form 3, due on January 3, 2000. No other person, who, at any time during the year ended December 31, 1999, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1999, or any prior years ended December 31. The foregoing is based solely upon a review of Form 3 filings furnished to the Company during the year ended December 31, 1999, certain written representations and shareholders who, to the best of our knowledge, hold 10% or more of Company shares.

ITEM 10.      EXECUTIVE COMPENSATION

         The compensation and benefits program of the Company is designed to attract, retain and motivate employees to operate and manage the Company for the best interests of its constituents.

         Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for the Company's goals and achievements. The compensation philosophy is based on a base salary, with opportunity for significant bonuses to reward outstanding performance, and a stock option program.

DIRECTOR COMPENSATION

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. On March 14, 2000, Deborah Cross was granted 30,000 options to purchase shares of the Company's common stock at an exercise price of $1.10. The market price of the Company's shares on the date of grant was $0.8750. The rights to exercise the options will vest in full on July 14, 2000.

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth compensation information for services rendered to the Company by certain executive officers in all capacities during each of the prior three fiscal years. Other than as set forth below, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation             Long Term Compensation
                                               ------------------------- ----------------------------------------
                                                                                  Awards              Payouts
                                                                         -------------------------- -------------
                                                              Other      Restricted   Securities
                                                             Annual        Stock      Underlying        LTIP       All Other
 Name and Position       Year       Salary       Bonus    Compensation     Awards    Options/SARs     Payouts     Compensation
                                       $           $            $            $             #             $             $
--------------------- ----------- ------------ ---------- -------------- ----------- -------------- ------------- -------------
Gerald Edick             1999         152,042          0              0           0              0             0             0
(former President)       1998         102,000          0              0           0              0             0             0
                         1997          66,000          0              0           0        750,000             0             0

Klaus Moeller            1999         146,000          0              0           0              0             0             0
CEO                      1998         102,000          0              0           0              0             0             0
                         1997          66,000          0              0           0        750,000             0             0

Dorian Lowell            1999          63,249          0              0           0        750,000             0             0
President                1998               0          0              0           0              0             0             0
                         1997               0          0              0           0              0             0             0

Michael Meader           1999         146,000          0              0           0              0             0             0
Executive VP             1998         102,000          0              0           0              0             0             0
                         1997               0          0              0           0        750,000             0             0

Larry Balaban            1999         107,874          0              0           0        300,000             0             0
Senior VP                1998               0          0              0           0         50,000             0             0
                         1997               0          0              0           0              0             0             0

Howard Balaban           1999         113,892          0              0           0        300,000             0             0
Senior VP                1998               0          0              0           0         50,000             0             0
                         1997               0          0              0           0              0             0             0

         The following table sets forth the options granted, if any, to the persons named in the "Summary Compensation Table" during the Company's fiscal year ended December 31, 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                (INCLUDES OPTIONS REPRICED IN LAST FISCAL YEAR)
                                  INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------

                          NUMBER OF      PERCENT OF TOTAL                                  POTENTIAL REALIZABLE
                          SECURITIES       OPTIONS/SARS                                      VALUE AT ASSUMED
                          UNDERLYING        GRANTED TO      EXERCISE OR                    ANNUAL RATES OF STOCK
                         OPTIONS/SARS      EMPLOYEES IN      BASE PRICE    EXPIRATION     PRICE APPRECIATION FOR
        NAME             GRANTED (#)      FISCAL YEAR(%)       ($/SH)         DATE              OPTION TERM
---------------------- ----------------- ------------------ ------------- ------------- ----------------------------
                                                                                           5% ($)*        10% ($)*
                                                                                        ------------- --------------
Dorian Lowell             300,000              7%                1.25      8/24/09         0          156,000
                          450,000             11%                1.25      9/30/09         0          234,000

Larry Balaban             300,000              7%                1.25       1/6/09         0          156,000


Howard Balaban            300,000              7%                1.25       1/6/09         0          156,000


* Based on the value of the Company's stock at $0.75 on December 31, 1999 appreciating by 5% and 10%, respectively, compounded over the nine years of the option term, less the cost of exercise.


         In addition, we issued the following options to the persons named in the "Summary Compensation Table" in the period January 1, 2000 through April 28, 2000:

                                  INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------
                                         PERCENT OF TOTAL
                          NUMBER OF        OPTIONS/SARS
                          SECURITIES        GRANTED TO
                          UNDERLYING       EMPLOYEES IN     EXERCISE OR
                         OPTIONS/SARS     CURRENT PERIOD     BASE PRICE    EXPIRATION
        NAME             GRANTED (#)*           (%)            ($/SH)         DATE
---------------------- ----------------- ------------------ ------------- -------------
Klaus Moeller                550,000            13%             0.75        4/26/03

Dorian Lowell                550,000            13%             0.75        4/26/03

Michael Meader               550,000            13%             0.75        4/26/03

Larry Balaban                400,000            10%             0.75        4/26/03

Howard Balaban

*  All are immediately exercisable.

         The following table sets forth information concerning the exercise of stock options by each person named in the "Summary Compensation Table" during the Company's fiscal year ended December 31, 1999 and the value of all exercisable and unexercisable options at December 31, 1999.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                       SHARES                    NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                     ACQUIRED ON      VALUE       UNEXERCISED OPTIONS AT FY-END          IN-THE-MONEY OPTIONS
NAME                  EXERCISE       REALIZED                  (#)                         AT FY-END ($)(1)
                    -------------- ------------- --------------------------------- ---------------------------------
                         ($)           ($)        Exercisable     Unexercisable     Exercisable     Unexercisable
------------------- -------------- ------------- -------------- ------------------ -------------- ------------------
Gerald Edick        0              0             750,000              0            0              0
Klaus Moeller       0              0             750,000              0            0              0
Dorian Lowell       0              0             150,000        600,000(2)         0              0
Michael Meader      0              0             750,000               0           0              0
Larry Balaban       0              0              50,000        300,000(3)         0              0
Howard Balaban      0              0              50,000        300,000(3)         0              0

(1) Based on the closing price for the Company's Common Stock at the close of market on December 31, 1999. On December 31, 1999, the price of the Company's common stock was $0.75. The lowest exercise price of any outstanding option was $1.25.

(2)      Exercisable as of January 31, 2000.

(3)      100,000 exercisable as of January 31, 2000.


         On February 28, 2000, by a unanimous consent of the board of directors and the committee appointed by the board to manage the company's non-qualified stock option plan, the board resolved to:

1. reprice 50,000 options previously granted to Larry Balaban on December 1, 1998, from an original exercise price of $2.50 to $1.25;

2. reprice 300,000 options previously granted to Larry Balaban on January 6, 1999, from an original exercise price of $2.50 to $1.25;

3. reprice 50,000 options previously granted to Howard Balaban on December 1, 1998, from an original exercise price of $2.50 to $1.25;

4. reprice 300,000 options previously granted to Howard Balaban on January 6, 1999, from an original exercise price of $2.50 to $1.25;

5. reprice 150,000 options previously granted to Dorian Lowell on August 24, 1999, from an original exercise price of $2.63 to $1.25, and bring forward the date on which the rights to exercise such options became fully vested from March 1, 2000 to January 31, 2000;

6. reprice 150,000 options previously granted to Dorian Lowell on August 24, 1999, from an original exercise price of $2.63 to $1.25, and bring forward the date on which the rights to exercise such options became fully vested from July 1, 2000 to January 31, 2000; and

7. reprice 450,000 options previously granted to Dorian Lowell on September 30, 1999, from an original exercise price of $2.25 to $1.25.

     The closing price of the shares of the Company's common stock on February 28, 2000 was $0.94. Since the original dates of grant, the price of the Company's shares steadily declined, notwithstanding our belief that the Company's prospects had greatly improved since those dates. We believe that the Company will only retain executives of caliber and experience if they are offered competitive compensation packages. Because the Company cannot afford to pay high cash salaries, the granting of options is a critical component of the overall compensation paid to our officers. We believe it is uncompetitive and a disincentive to set the exercise price of options at unreasonable premiums over the market price of the shares on the date of grant. Similarly, a decline in the price of the shares over a period when both the Company's business operations and prospects are improving, and our executives have made significant contributions, but which is not offset by a reduction in the exercise price, is, we believe, unfair to those executives. A decline in our share price results in an effective increase in the premium of the exercise price over the market price which penalizes the executives, and is potentially harmful to the Company if the executive then takes the view that his or her overall compensation package is becoming uncompetitive. We will continue to review the exercise prices and vesting dates of options granted to our employees and may reprice and/or change vesting dates as we deem appropriate based on the prevailing price of our shares and the Company's business operations and prospects.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of April 26, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group. Except as otherwise listed below, the address of each person is c/o Genius Products, Inc. 11250 El Camino Real, #100, San Diego, California 92130.

  NAME AND ADDRESS OF OWNER                                      SHARES BENEFICIALLY OWNED(1)
  -------------------------                                        -------------------------
                                                                Number                  Percent(2)
                                                                ------                  ----------
Gerald R. Edick                                                2,351,104                17.93% (3)(8)
1888 Viking Way
La Jolla, CA 92037

Isabel Moeller                                                 1,151,021                9.31%
PO Box # 1289
P 8400 Praia do Carvoiero
Algarve, Portugal

Minnesota Communications Group                                 1,249,626                9.64% (11)(12)
45 East Seventh Street
Saint Paul, MN 55101

Klaus Moeller, Director                                        2,140,000               15.67%(4)(5)(6)(9)
Deborah L. Cross, Director                                             0                   0%
Dorian Lowell, President                                       1,305,700                9.56%(9)
Michael Meader, Executive Vice President                       1,650,000               12.08%(7)(9)
Larry Balaban, Senior Vice President                             550,000                4.26%
Howard Balaban, Senior Vice President                            550,000                4.26%
Alison Elliott, Treasurer and Controller                          50,000                0.40%

All officers and directors as a group (7 persons)              6,245,700               36.00%(10)
--------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 6, 2000 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table having sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Does not include 50,000 shares of Common Stock issuable upon exercise of outstanding warrants.

(3) Includes 761,104 shares held by Gulfstream Capital Holding, Ltd., which are owned beneficially by Mr. Edick.

(4) Includes 360,000 shares held by Shelly Moeller (as her sole property), who is the wife of Klaus Moeller. Mr. Moeller disclaims all beneficial ownership of such shares, including all voting, transfer and investment powers relating thereto.

(5) Includes 150,000 shares held by Dorian Lowell as custodian for Tia Moeller, who is the daughter of Klaus Moeller. Mr. Moeller disclaims all beneficial ownership of such shares, including all voting, transfer and investment powers relating thereto.

(6) Includes 150,000 shares held by Dorian Lowell as custodian for Hayden Moeller, who is the son of Klaus Moeller. Mr. Moeller disclaims all beneficial ownership of such shares, including all voting, transfer and investment powers relating thereto.

(7) Includes 100,000 shares held by Suzanne Meader, who is the wife of Michael Meader.

(8) Includes options to purchase 750,000 common shares as they are currently exercisable or are exercisable within 60 days.

(9) Includes options to purchase 1,300,000 common shares as they are currently exercisable or are exercisable within 60 days.

(10) Includes options that are currently exercisable or exercisable within the next 60 days by Messrs. Moeller, Meader and Lowell to each acquire 1,300,000 common shares, respectively.

(11) Includes 32,126 shares held by MCG's subsidiary MPR, which are owned beneficially by MCG.

(12) Includes 600,000 shares which may be purchased by MCG within the next 60 days pursuant to our Investment Agreement with MCG.


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

                                     PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Listing of Exhibits

  Exhibit No.                                     Description
  -----------                                     -----------

      2.1        Agreement and Plan of Reorganization with Salutations, Inc., and related exhibits and consents*
      3.1        Articles of Incorporation, as amended*
      3.2.1      Bylaws, as amended*
      3.2.2      Bylaws, as amended on April 20, 2000
      4.1        Investment Agreement with Minnesota Communications Group*
      4.2        Shareholders Agreement with Minnesota Communications Group, and related exhibits and schedules*
      4.3        Convertible Debenture with Russ Karlen*
      4.4        Convertible Debenture with Steve Livingston*
      4.5        Option Agreement to Purchase Common Stock with Kevin Harrington
                 Enterprises, Inc.*
      4.6        Option Agreement to Purchase Common Stock with Tim Harrington*
      4.7        Form of Stock Option Agreement with Employees*
      4.8        Specimen Certificate for Common Stock***
      10.1       License Agreement with Minnesota Communications Group*
      10.2       License Agreement with Minnesota Public Radio*
      10.3       Spokesperson Agreement for Deidre Hall with Panache, Inc., and related exhibits and addendum thereto*
      10.4       Sublease with Torrey Hills Corporate Centre, and related exhibits*
      10.5       Fulfillment Services Agreement with Professional Marketing Associates, Inc.*
      10.6       Letter Agreement with Lido Group*
      10.7       International Marketing and Distribution Agreement with HSND, and amendment and addendum thereto*
      10.8       Non-Qualified Stock Option Plan*
      10.9       Senior Executive Employment Agreement with Klaus Moeller*
      10.10      Change of Control Executive Employment Agreement with Klaus Moeller*
      10.11      Senior Executive Employment Agreement with Dorian Lowell*
      10.12      Change of Control Executive Employment Agreement with Dorian Lowell*
      10.13      Senior Executive Employment Agreement with Michael Meader*
      10.14      Change of Control Executive Employment Agreement with Michael Meader*
      10.15      Executive Employment Agreement with Larry Balaban*
      10.16      Change of Control Executive Employment Agreement with Larry Balaban*
      10.17      Executive Employment Agreement with Howard Balaban*
      10.18      Change of Control Executive Employment Agreement with Howard Balaban*
      10.19      Executive Employment Agreement with Vinko Kovac*
      10.20      Change of Control Executive Employment Agreement with Vinko Kovac*
      10.21      License Agreement with Sasha St. Clair*
      10.22      Letter Agreement with Gerald Edick*
      10.23      Form of License Agreement with Naxos of America, Inc.*
      10.24      Financial Public Relations Letter of Agreement with Porter, LeVay & Rose,
                 Inc.**
      10.25      License Agreement with Boomerang Marketing, Inc.**


      10.26      Service(s) Agreement with Cost Care, Inc. (dba Unicare Managed Care
                 Services)**
      10.27      Executive Employment Agreement with Alison Elliott***
      10.28      Change of Control Agreement with Alison Elliott***
      10.29      Consulting Agreement with Gerald Edick***
      27         Financial Data Schedule***

----------------

* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-29715) on Form 10-SB filed with the SEC on November 2, 1999.

** Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-29715), Amendment No. 1, on Form 10-SB filed with the SEC on December 17, 1999.

***   Previously filed.


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

Dated:  May 1, 2000          GENIUS PRODUCTS, INC., a Nevada Corporation


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



/s/ Klaus Moeller
-------------------------------
Klaus Moeller                               Chief Executive Officer and Chairman of       May 1, 2000
                                            the Board

/s/ Deborah L. Cross
-------------------------------
Deborah L. Cross                            Director                                      May 1, 2000
