Form 10QSB
period 2000-03-31
GENIUS PRODUCTS INC
filed 2000-05-17
CIK 1098016

            AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY __, 2000
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ________________

                        Commission file number 000-27915

                              GENIUS PRODUCTS, INC.
                              A NEVADA CORPORATION
           (Name of small business issuer as specified in its charter)

             NEVADA                                              33-085292
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                            11250 EL CAMINO REAL #100
                               SAN DIEGO, CA 92127
                    (Address of principal executive officers)

                                 (858) 793-8840
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check where the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|  No |_|

         There were 12,746,749 shares outstanding of the registrant's Common Stock as of May 16,2000.

         Transitional small business disclosure format (check one):
                                Yes  |_|  No |X|
================================================================================

                              GENIUS PRODUCTS, INC.


                                      INDEX


                                                                            PAGE
                                                                            ----
Part I               Financial Information                                     3

         Item 1      Financial Statements                                      3
                     Condensed Balance Sheet at
                        March 31, 2000 (unaudited)                             4
                     Condensed Statements of Operations
                        For the Quarter Ended March 31, 2000
                        and March 31, 1999 (unaudited)                         5
                     Condensed Statements of Cash Flow
                        For the Quarter Ended March 31, 2000
                        and March 31, 1999 (unaudited)                         6
                     Notes to Condensed Consolidated Financial Statements
                        (unaudited)                                            7

         Item 2      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                    7

PART II              Other Information                                         9

         Item 1      Legal Proceedeings                                        9

         Item 2      Changes in Securities and Use of Proceeds                 9

         Item 3      Defaults Upon Senior Securities                           9

         Item 4      Submission of Matters to a Vote of Security Holders       9

         Item 5      Other Information                                        10

         Item 6      Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                    13

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         The following financial statements are furnished:

                  o        Consolidated Balance Sheet as of March 31, 2000

                  o Consolidated Statements of Operations for the three months and six months ended March 31, 2000

                  o Consolidated Statement of Cash Flows for the three months and six months ended March 31, 2000

                  o        Notes to Unaudited Consolidated Financial Statements

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  March 31, 2000
                                                                  --------------
                         ASSETS

Current assets:
 Cash and equivalents                                             $      40,043
 Accounts receivable, net of allowance for
   doubtful accounts and sales returns of $168,879                      262,009
 Inventories                                                            216,217
                                                                  --------------
   Total current assets                                                 518,269

 Property and equipment, net of accumulated depreciation
   of $37,080                                                           105,878
 Production masters, net of accumulated amortization
   of $94,028                                                           240,408
 Patents and trademarks, net of accumulated
   amortization of $3,133                                                24,212
 Deposits and other                                                      86,996
                                                                  --------------
                                                                  $     975,763
                                                                  ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Loans from shareholders                                          $      47,667
 Accounts payable                                                       356,897
 Accrued payroll and related expenses                                   136,727
 Accrued other expenses                                                  26,682
                                                                  --------------
   Total current liabilities                                            567,973

Redeemable common stock                                                 459,110

Commitments and contingencies                                                 -

Stockholders' equity:
 Common stock, $.001 par value; 25,000 shares
 authorized: 12,134,137 shares outstanding                               12,134
 Additional paid-in capital                                           5,613,597
 Stock subscription receivable                                          (30,000)
 Accumulated deficit                                                 (5,647,051)
                                                                  --------------
   Total stockholders' equity                                           (51,320)
                                                                  --------------
                                                                  $     975,763
                                                                  ==============


                               GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------
                                                                      2000                          1999
                                                                 ---------------                --------------
Revenues:
   Music                                                         $      246,331                 $     150,823
   Jewelry                                                              117,350                       212,751
                                                                 ---------------                --------------
   Total revenues                                                       363,680                       363,574
                                                                 ---------------                --------------

Costs and expenses:
 Cost of sales:
   Music                                                                 80,660                        35,910
   Jewelry                                                               97,843                       205,517
 Sales and marketing                                                    219,459                       123,436
 Infomercial                                                                  -                        53,750
 Product and Web development                                            160,621                        37,670
 General and administrative                                             507,246                       281,854
                                                                 ---------------                --------------
   Total costs and expenses                                           1,065,829                       738,137
                                                                 ---------------                --------------

   Loss from operations                                                (702,149)                     (374,563)

Interest expense                                                         (3,991)                       (7,938)
                                                                 ---------------                --------------

   Loss before provision for income taxes                              (706,140)                     (382,501)

Provision for income taxes                                                 (800)                         (800)
                                                                 ---------------                --------------

   Net loss                                                      $     (706,940)                $    (383,301)
                                                                 ===============                ==============
Basic and diluted loss per common share:

   Net loss per share                                            $        (0.06)                $       (0.05)
                                                                 ===============                ==============

   Basic and diluted weighted average shares                         11,409,464                     8,426,069
                                                                 ===============                ==============


                               GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                         THREE MONTHS ENDED MARCH 31,
                                                                 -------------------------------------------
                                                                      2000                         1999
                                                                 ---------------              --------------
Cash flows from operating activities:
  Net loss                                                       $     (706,940)                $  (383,301)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                         34,567                       8,660
   Common stock issued for services                                      43,673                      20,080
Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                                  310,384                       6,487
   Inventories                                                          (41,069)                    (15,295)
   Deposits and other                                                     4,957                      18,791
  Increase (decrease) in:
   Accounts payable                                                    (197,605)                    (81,826)
   Accrued expenses                                                      35,606                      15,725
                                                                 ---------------                ------------
  Net cash used by operating activities                                (516,427)                   (410,679)
                                                                 ---------------                ------------

Cash flows from investing activities:
  Patents and trademarks                                                 (5,010)                          -
  Development of production masters                                      (7,401)                    (41,774)
  Purchase of property and equipment                                     (6,852)                    (25,116)
                                                                 ---------------                ------------
   Net cash used in investing activities                                (19,263)                    (66,890)
                                                                 ---------------                ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                530,100                     411,555
                                                                 ---------------                ------------
   Net cash provided by financing activities                            530,100                     411,555
                                                                 ---------------                ------------

Net (decrease) in cash and equivalents                                   (5,590)                    (66,014)

Cash at beginning of period                                              45,633                     131,157
                                                                 ---------------                ------------
Cash at end of period                                            $       40,043                 $    65,143
                                                                 ===============                ============

Non-cash investing and financing activities:
   Repayment of loan by issuance of common stock                 $       52,400                 $         -
                                                                 ===============                ============

                              GENIUS PRODUCTS, INC.

                     Notes to Condensed Financial Statements
                                   (Unaudited)


NOTE A : BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Genius Products, Inc. have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

         The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 1999. Company management believes that the disclosures are sufficient for the interim financial reporting purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S OR THE INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

         Revenues consist primarily of music (Baby Genius) product sales to wholesale customers and via the internet to retail customers, and charges to customers for shipping and handling net of product returns and discounts. In addition revenues include sales of jewelry products net of returns.

         Total revenues remained level at $363,680 for the three months ended March 31, 2000 compared to $363,574 for the three months ended March 31, 1999. Music sales increased by $95,508 (63%) to $246,331 for the three months ended March 31, 2000 from $150,823 for the same period in 1999. Of this increase $61,507 was due to sales from our web site and $34,001 from sales to wholesale customers. There were no music sales from our web site for the three months ended March 31, 1999. Jewelry sales decreased by $95,401 (45%) to $117,350 from $212,751 as a result of increased competition and reduced marketing efforts.

         Cost of sales consist primarily of the cost of products sold to customers and packaging and shipping costs. Cost of sales for music products was $80,660 (33% of music sales) for the three months ended March 31, 2000 compared to $35,910 (24% of music sales) for the three months ended March 31, 1999. The decrease in gross profit margin in music sales to 67% from 86% was due to special promotional offers to customers purchasing from our web site. Cost of sales for jewelry products was $97,843 (83% of jewelry sales) for the three months ended March 31, 2000 compared to $205,517 (96% of jewelry sales) for the three months ended March 31, 1999.

         Sales and marketing expenses consist of costs for consultants, marketing personnel, promotional activities and the engagement of a national spokesperson related to the promotion of the Baby Genius product line. Sales and marketing costs increased by 78% ($96,023) to $219,459 for the three months ended March 31, 2000 from $123,436 for the three months ended March 31, 1999. The increase was due to expenses for trade shows of $56,308, and services paid in stock valued at $36,671.

         Infomercial expenses of $53,750 incurred in the three months ended March 31, 1999 related to costs for the Astrology Network product line, which was discontinued in March 1999.

         Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius web site and product line. Product and web development costs increased by 326% ($122,951), to $160,621 for the three months ended March 31, 2000 from $37,670 for the three months ended March 31, 1999. The increase was due to general development expenses and included $76,224 for the development of the Baby Genius web site.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses increased by 80% ($225,392) to $507,246 for the three months ended March 31, 2000 from $281,854 for the three months ended March 31, 1999. Audit, accounting, legal and professional fees of $152,129 for the three months ended March 31, 2000, compared with $42,891 for the same period in 1999, represent $109,238 of this increase and were as a result of fees related to the audited financial statements for 1999, preparation and filing of our Form 10-KSB and other filings with the Securities and Exchange Commission, and services related to fund raising activities. In addition the appointment of a new president in August 1999 and additional administrative staff in the first quarter of 2000 gave rise to an increase in administrative salaries and related expenses.

         Interest expense consists of costs related to short term loans. There were no significant charges for the periods in question, interest expense was $3,991 for the three months ended March 31, 2000 compared to $7,938 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2000 we obtained financing through a private placement offering. The company issued 1,330,000 shares at a price of $0.50 per share, and raised cash proceeds of $530,100 net of finders fees, subscriptions receivable and shares issued in payment of a company loan of $52,400 owed to an investor in the private placement. For the period April 1, 2000 through the date of filing, we placed a further 546,667 shares at $0.50 per share in the same offering, and raised cash proceeds of $244,000 net of legal costs associated with the placement.

         Net cash used in operating activities was $516,427 and $410,679 for the three months ended March 31, 2000 and March 31, 1999 respectively. Net operating cash flows for the three months ended March 31, 2000 were primarily attributable to operating losses of $706,940 and a decrease in accounts payable of $197,605 offset by a decrease in accounts receivable of $310,384 and non-cash charges for depreciation and amortization, and stock issued for services. Net operating cash flows for the three months ended March 31, 1999 were primarily attributable to operating losses of $383,301 and a decrease in accounts payable of $81,826.

         Net cash used in investing activities was $19,263 and $66,890 for the three months ended March 31, 2000 and March 31, 1999 respectively. Cash used in investing activities for the three months ended March 31, 2000 was attributable to the purchase of property and equipment ($6,852), the development of productions masters ($7,401), and filing trademarks ($5,010) in respect of the Baby Genius product line. Cash used in investing activities for the three months ended March 31, 1999 was attributable to the purchase of property and equipment ($25,116) due to the relocation of office premises and the development of Baby Genius production masters ($41,774).

         Net cash provided by investment activities was $530,100 and $411,555 for the three months ended March 31, 2000 and March 31, 1999 respectively. For both periods cash provided by financing activities was attributable to proceeds from the issuance of common stock through private placement offerings.

                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from January 1, 2000 through the date of this filing, we issued a total of 1,996,626 shares for net cash proceeds of $774,100, of which 1,730,000 shares were sold in a private placement at a price of $0.50 share, and 266,626 shares were issued to third party service providers in lieu of cash.

         As part of the Company's policy of saving cash by paying partners, outside service providers and consultants in options or other convertible securities, during the period from January 1, 2000 through the date of this filing, we granted a options to purchase a total of 202,540 shares of the Company's common stock at exercise prices ranging from $0.98 to $1.28. Grantees of these options include our independent director, members of the Company's advisory board, and GuidanceResources.com, LLC. The rights to buy shares under certain of these options vest over a period of time and generally expire three years after the date of grant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On May 12, by a unanimous consent of the board of directors, the board resolved to reprice the following options to acquire shares of the Company's common stock previously granted to the following employees on April 26, 2000:

                                               Old
                                            Price/Share    New Price/Share
               Employee        # Shares         $                $            # Shares
         --------------------- ---------- --------------- ----------------- -------------
         Klaus Moeller           550,000            0.75              0.54       220,000
                                                                      0.75       165,000
                                                                      1.00       165,000

         Dorian Lowell           550,000            0.75              0.54       220,000
                                                                      0.75       165,000
                                                                      1.00       165,000

         Mike Meader             550,000            0.75              0.54       220,000
                                                                      0.75       165,000
                                                                      1.00       165,000

         Larry Balaban           400,000            0.75              0.54       160,000
                                                                      0.75       120,000
                                                                      1.00       120,000

         Howard Balaban          400,000            0.75              0.54       160,000
                                                                      0.75       120,000
                                                                      1.00       120,000

         The closing price of the shares of the Company's common stock on April 26, 2000 was $0.5312; the original exercise price of $0.75 for all shares represented a premium of 41% over such market price. After further review, and in light of the failure of the share price to increase in value following disclosure in both our Form 10-KSB and subsequent press releases of developments in the Company's business, which we believe, should have caused an increase in the shares price to reflect a fair value of the Company, we took the position that the premium of the exercise price for certain shares had been set too high, and therefore we resolved to reprice the exercise prices over a range of prices ranging from the market price at the time of grant to certain premiums above the market price. We believe that the Company will only retain executives of caliber and experience if they are offered competitive compensation packages. Because the Company cannot afford to pay high cash salaries, the granting of options is a critical component of the overall compensation paid to our officers. We believe it is uncompetitive and a disincentive to set the exercise price of options at unreasonable premiums over the market price of the shares on the date of grant. Similarly, a decline in the price of the shares over a period when both the Company's business operations and prospects are improving, and our executives have made significant contributions, but which is not offset by a reduction in the exercise price, is, we believe, unfair to those executives. A decline in our share price results in an effective increase in the premium of the exercise price over the market price which penalizes the executives, and is potentially harmful to the Company if the executive then takes the view that his or her overall compensation package is becoming uncompetitive. We will continue to review the exercise prices and vesting dates of options granted to our employees and may reprice and/or change vesting dates as we deem appropriate based on the prevailing price of our shares and the Company's business operations and prospects.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

   Exhibit No.                                Description
   -----------                                -----------

   2.1             Agreement and Plan of Reorganization with Salutations, Inc., and related exhibits and consents*
   3.1             Articles of Incorporation, as amended*
   3.2.1           Bylaws, as amended*
   3.2.2           Bylaws, as amended on April 20, 2000****
   4.2             Shareholders Agreement with Minnesota Communications Group, and related exhibits and schedules*
   4.3             Convertible Debenture with Russ Karlen*
   4.4             Convertible Debenture with Steve Livingston*
   4.5             Option Agreement to Purchase Common Stock with Kevin
                   Harrington Enterprises, Inc.*
   4.6             Option agreement to Purchase Common Stock with Tim
                   Harrington*
   4.7             Form of Stock Option Agreement with Employees*
   4.8             Specimen Certificate for Common Stock***
   10.1            License Agreement with Minnesota Communications Group*
   10.2            License Agreement with Minnesota Public Radio*
   10.3            Spokesperson Agreement for Diedre Hall with Panache, Inc., and related exhibits and addendum thereto*
   10.4            Sublease with Torrey Hills Corporate Center, and related
                   exhibits*
   10.5            Fulfillment Services Agreement with Professional Marketing
                   Associates, Inc.*
   10.6            Letter Agreement with Lido Group*
   10.7            International Marketing and Distribution Agreement with HSND, and amendment and addendum thereto*
   10.8            Non-Qualified Stock Option Plan*
   10.9            Senior Executive Employment Agreement with Klaus Moller*
   10.10           Change of Control Executive Employment Agreement with Klaus
                   Moller*
   10.11           Senior Executive Employment Agreement with Dorian Lowell*
   10.12           Change of Control of Executive Employment Agreement with
                   Dorian Lowell*
   10.13           Senior Executive Employment Agreement with Michael Meader*
   10.14           Change of Control of Executive Employment Agreement with
                   Michael Meader*
   10.15           Executive Employment Agreement with Larry Balaban*
   10.16           Change of Control of Executive Employment Agreement with
                   Larry Balaban*
   10.17           Executive Employment Agreement with Howard Balaban*
   10.18           Change of Control of Executive Employment Agreement with
                   Howard Balaban*
   10.19           Executive Employment Agreement with Vinko Kovac*
   10.20           Change of Control of Executive Employment Agreement with
                   Vinko Kovac*
   10.21           License Agreement with Sasha St. Clair*
   10.22           Letter Agreement with Gerald Edick*
   10.23           Form of License Agreement with Naxos of America, Inc.*
   10.24           Financial Public Relations Letter of Agreement with Porter,
                   LeVay & Rose, Inc.**
   10.25           License Agreement with Boomerange Manrketing, Inc/*
   10.26           Service(s) Agreement with Cost Care, Inc.
                   (dba Unicare Managed Care Services)**
   10.27           Executive Employment Agreement with Alison Elliott***
   10.28           Change of Control Agreement with Alison Elliott***
   10.29           Consulting Agreement with Gerald Edick***
   10.30           Production Agreement with Richard Perry
   10.31           Representation Agreement with Global Icons
   15              Letter of Cacciamatta Accountancy Corporation regarding
                   unaudited interim financial information
   27              Financial Data Schedule
-------------

* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999.

** Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915), Amendment No. 1, on Form 10-SB filed with the SEC on December 17, 1999.

*** Incorporated by reference from the exhibits included with the Company's Form 10-KSB (No. 000-27915) filed with the SEC on April 14, 2000.

**** Incorporated by reference from the exhibits included with the Company's Form 10-KSB (No. 000-27915), Amendment No. 1, filed with the SEC on May 1, 2000.

         (b)      REPORTS ON FORM 8-K

                  The following is a list of Current Reports on Form 8-K filed by the Company during the first quarter of the fiscal year ending on December 31, 2000.

         1. Form 8-K dated March 16, 2000, reporting under Item 4 a change in the Company's certifying accountant.

         2. Amendment No. 1 to Form 8-K dated March 28, 2000, reporting additional information required under Item 4 regarding the change in the Company's certifying accountant previously reported in Form 8-K dated March 16, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENIUS PRODUCTS, INC., a Nevada Corporation

                                    By: /S/ Klaus Moeller
                                        ---------------------------------------
                                            Klaus Moeller, CEO and Interim CFO