Form 10QSB/A
period 2000-03-31
GENIUS PRODUCTS INC
filed 2000-05-18
CIK 1098016

            AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 18, 2000
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                               Amendment No. 1 to
                                   FORM 10-QSB

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

                              GENIUS PRODUCTS, INC.


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I               Financial Information                                     3

         Item 1      Financial Statements                                      3
                     Condensed Consolidated Balance Sheet at
                        March 31, 2000 (unaudited)                             4
                     Condensed Consolidated Statements of Operations
                        For the Three Months Ended March 31, 2000
                        and March 31, 1999 (unaudited)                         5
                     Condensed Consolidated Statements of Cash Flow
                        For the Three Months Ended March 31, 2000
                        and March 31, 1999 (unaudited)                         6
                     Notes to Condensed Consolidated Financial Statements
                        (unaudited)                                            7

         Item 2      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                    7

PART II              Other Information                                         9

         Item 1      Legal Proceedings                                         9

         Item 2      Changes in Securities and Use of Proceeds                 9

         Item 3      Defaults Upon Senior Securities                           9

         Item 4      Submission of Matters to a Vote of Security Holders       9

         Item 5      Other Information                                        10

         Item 6      Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                    13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  March 31, 2000
                                                                  --------------
                         ASSETS

Current assets:
 Cash and equivalents                                             $      40,043
 Accounts receivable, net of allowance for
   doubtful accounts and sales returns of $168,879                      262,009
 Inventories                                                            216,217
                                                                  --------------
   Total current assets                                                 518,269

 Property and equipment, net of accumulated depreciation
   of $37,080                                                           105,878
 Production masters, net of accumulated amortization
   of $94,028                                                           240,408
 Patents and trademarks, net of accumulated
   amortization of $3,133                                                24,212
 Deposits and other                                                      86,996
                                                                  --------------
                                                                  $     975,763
                                                                  ==============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Loans from shareholders                                          $      47,667
 Accounts payable                                                       356,897
 Accrued payroll and related expenses                                   136,727
 Accrued other expenses                                                  26,682
                                                                  --------------
   Total current liabilities                                            567,973

Redeemable common stock                                                 459,110

Commitments and contingencies                                                 -

Stockholders' deficit:
 Common stock, $.001 par value; 25,000 shares
 authorized: 12,134,137 shares outstanding                               12,134
 Additional paid-in capital                                           5,613,597
 Stock subscription receivable                                          (30,000)
 Accumulated deficit                                                 (5,647,051)
                                                                  --------------
   Total stockholders' deficit                                          (51,320)
                                                                  --------------
                                                                  $     975,763
                                                                  ==============


                               GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------
                                                                      2000                          1999
                                                                 ---------------                --------------
Revenues:
   Music                                                         $      246,330                 $     150,823
   Jewelry                                                              117,350                       212,751
                                                                 ---------------                --------------
   Total revenues                                                       363,680                       363,574
                                                                 ---------------                --------------

Costs and expenses:
 Cost of sales:
   Music                                                                 80,660                        35,910
   Jewelry                                                               97,843                       205,517
 Sales and marketing                                                    219,459                       123,436
 Infomercial                                                                  -                        53,750
 Product and Web development                                            160,621                        37,670
 General and administrative                                             507,246                       281,854
                                                                 ---------------                --------------
   Total costs and expenses                                           1,065,829                       738,137
                                                                 ---------------                --------------

   Loss from operations                                                (702,149)                     (374,563)

Interest expense                                                         (3,991)                       (7,938)
                                                                 ---------------                --------------

   Loss before provision for income taxes                              (706,140)                     (382,501)

Provision for income taxes                                                 (800)                         (800)
                                                                 ---------------                --------------

   Net loss                                                      $     (706,940)                $    (383,301)
                                                                 ===============                ==============
Basic and diluted loss per common share:

   Net loss per share                                            $        (0.06)                $       (0.05)
                                                                 ===============                ==============

   Basic and diluted weighted average shares                         11,409,464                     8,426,069
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTE A TO THE FINANCIAL STATEMENTS INCLUDED ABOVE. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S OR THE INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

         Revenues consist primarily of music (Baby Genius) product sales to wholesale customers and via the internet to retail customers, and charges to customers for shipping and handling net of product returns and discounts. In addition revenues include sales of jewelry products net of returns.

         Total revenues remained level at $363,680 for the three months ended March 31, 2000 compared to $363,574 for the three months ended March 31, 1999. Music sales increased by $95,508 (63%) to $246,330 for the three months ended March 31, 2000 from $150,823 for the same period in 1999. Of this increase $61,507 was due to sales from our web site and $34,001 from sales to wholesale customers. There were no music sales from our web site for the three months ended March 31, 1999. Jewelry sales decreased by $95,401 (45%) to $117,350 from $212,751 as a result of increased competition and reduced marketing efforts.

         Cost of sales consist primarily of the cost of products sold to customers and packaging and shipping costs. Cost of sales for music products was $80,660 (33% of music sales) for the three months ended March 31, 2000 compared to $35,910 (24% of music sales) for the three months ended March 31, 1999. The decrease in gross profit margin in music sales to 67% from 76% was due to special promotional offers to customers purchasing from our web site. Cost of sales for jewelry products was $97,843 (83% of jewelry sales) for the three months ended March 31, 2000 compared to $205,517 (96% of jewelry sales) for the three months ended March 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2000 we obtained financing through a private placement offering. The company issued 1,330,000 shares at a price of $0.50 per share, and raised cash proceeds of $530,100 net of finders fees, subscriptions receivable and shares issued in payment of a company loan of $52,400 owed to an investor in the private placement. For the period April 1, 2000 through the date of filing, we placed a further 546,667 shares at $0.50 per share in the same offering, and raised cash proceeds of $220,667 net of finders' fees and legal costs associated with the placement.

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

                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from January 1, 2000 through the date of this filing, we issued a total of 1,996,626 shares for net cash proceeds of $750,767, of which 1,730,000 shares were sold in a private placement at a price of $0.50 share, and 119,959 shares were issued to third party service providers in lieu of cash.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         This Amendment No. 1 is the correct and authorized version of our Form 10-QSB and supercedes and replaces an earlier draft Form 10-QSB that was filed inadvertantly by our printers on May 17, 2000, without our authorization. Readers should ignore the previous filing of that Form 10-QSB in its entirety.

         On May 12, by a unanimous consent of the board of directors, the board resolved to cancel the following options to acquire shares of the Company's common stock previously granted to the following employees on April 26, 2000:

                                            Price/Share
               Employee        # Shares         $
         --------------------- ---------- ---------------
         Klaus Moeller           550,000            0.75



         Dorian Lowell           550,000            0.75



         Mike Meader             550,000            0.75



         Larry Balaban           400,000            0.75



         Howard Balaban          400,000            0.75



         The closing price of the shares of the Company's common stock on April 26, 2000 was $0.5312; the original exercise price of $0.75 for all shares represented a premium of 41% over such market price. After further review, and in light of the failure of the share price to increase in value following disclosure in both our Form 10-KSB and subsequent press releases on developments in the Company's business, which, we believe, should have caused an increase in the share price to reflect a fair value of the Company, we took the position that the premium of the exercise price for the above options had been set too high. We intend to grant new options to the above employees for the same number of shares under a new non-qualified stock option plan at such time as we consider appropriate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

   Exhibit No.                                Description
   -----------                                -----------

   2.1             Agreement and Plan of Reorganization with Salutations, Inc., and related exhibits and consents*
   3.1             Articles of Incorporation, as amended*
   3.2.1           Bylaws, as amended*
   3.2.2           Bylaws, as amended on April 20, 2000****
   4.2             Shareholders Agreement with Minnesota Communications Group, and related exhibits and schedules*
   4.3             Convertible Debenture with Russ Karlen*
   4.4             Convertible Debenture with Steve Livingston*
   4.5             Option Agreement to Purchase Common Stock with Kevin
                   Harrington Enterprises, Inc.*
   4.6             Option agreement to Purchase Common Stock with Tim
                   Harrington*
   4.7             Form of Stock Option Agreement with Employees*
   4.8             Specimen Certificate for Common Stock***
   10.1            License Agreement with Minnesota Communications Group*
   10.2            License Agreement with Minnesota Public Radio*
   10.3            Spokesperson Agreement for Diedre Hall with Panache, Inc., and related exhibits and addendum thereto*
   10.4            Sublease with Torrey Hills Corporate Center, and related
                   exhibits*
   10.5            Fulfillment Services Agreement with Professional Marketing
                   Associates, Inc.*
   10.6            Letter Agreement with Lido Group*
   10.7            International Marketing and Distribution Agreement with HSND, and amendment and addendum thereto*
   10.8            Non-Qualified Stock Option Plan*
   10.9            Senior Executive Employment Agreement with Klaus Moller*
   10.10           Change of Control Executive Employment Agreement with Klaus
                   Moller*
   10.11           Senior Executive Employment Agreement with Dorian Lowell*
   10.12           Change of Control of Executive Employment Agreement with
                   Dorian Lowell*
   10.13           Senior Executive Employment Agreement with Michael Meader*
   10.14           Change of Control of Executive Employment Agreement with
                   Michael Meader*
   10.15           Executive Employment Agreement with Larry Balaban*
   10.16           Change of Control of Executive Employment Agreement with
                   Larry Balaban*
   10.17           Executive Employment Agreement with Howard Balaban*
   10.18           Change of Control of Executive Employment Agreement with
                   Howard Balaban*
   10.19           Executive Employment Agreement with Vinko Kovac*
   10.20           Change of Control of Executive Employment Agreement with
                   Vinko Kovac*
   10.21           License Agreement with Sasha St. Clair*
   10.22           Letter Agreement with Gerald Edick*
   10.23           Form of License Agreement with Naxos of America, Inc.*
   10.24           Financial Public Relations Letter of Agreement with Porter,
                   LeVay & Rose, Inc.**
   10.25           License Agreement with Boomerange Manrketing, Inc/*
   10.26           Service(s) Agreement with Cost Care, Inc.
                   (dba Unicare Managed Care Services)**
   10.27           Executive Employment Agreement with Alison Elliott***
   10.28           Change of Control Agreement with Alison Elliott***
   10.29           Consulting Agreement with Gerald Edick***
   10.30           Production Agreement with Richard Perry
   10.31           Representation Agreement with Global Icons
   27              Financial Data Schedule
-------------

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

                                    GENIUS PRODUCTS, INC., a Nevada Corporation

May 18, 2000                            By: /S/ Klaus Moeller
                                        ---------------------------------------
                                            Klaus Moeller, CEO and Interim CFO