Form 10QSB
period 2000-06-30
GENIUS PRODUCTS INC
filed 2000-08-21
CIK 1098016

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

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ________________ to __________________

                        Commission file number 000-27915

                              GENIUS PRODUCTS, INC.
                              A NEVADA CORPORATION
           (Name of small business issuer as specified in its charter)

                NEVADA                                          33-0852923
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

Check where the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 13,100,059 shares outstanding of the registrant's Common Stock as of August 18, 2000.

Transitional small business disclosure format (check one): Yes [ ] No [X]

================================================================================

                                  GENIUS PRODUCTS, INC.

                                          INDEX
                                                                                      PAGE
PART I                 Financial Information

            Item 1     Financial Statements
                       Condensed Consolidated Balance Sheet at June 30, 2000
                           (unaudited)                                                  3
                       Condensed Consolidated Statements of Operations
                           For the Six Months Ended June 30, 2000
                           and June 30, 1999 (unaudited)                                4
                       Condensed Consolidated Statements of Operations
                           For the Three Months Ended June 30, 2000
                           and June 30, 1999 (unaudited)                                5
                       Condensed Consolidated Statements of Cash Flow
                           For the Six Months Ended June 30, 2000
                           and June 30, 1999 (unaudited)                                6
                       Notes to Condensed Consolidated Financial Statements
                          (unaudited)                                                   7

            Item 2     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                           7

PART II                Other Information

            Item 1     Legal Proceedings                                               10

            Item 2     Changes in Securities and Use of Proceeds                       10

            Item 3     Defaults Upon Senior Securities                                 10

            Item 4     Submission of Matters to a Vote of Security Holders             10

            Item 5     Other Information                                               10

            Item 6     Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                             12

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                          GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)


                                                                   JUNE 30, 2000
                                                                   -------------
                          ASSETS

Current assets:

 Cash and equivalents                                               $   128,295
 Accounts receivable, net of allowance for
   doubtful accounts and sales returns of $48,021                       188,613
 Inventories                                                            186,395
 Other current assets                                                    16,438
                                                                    ------------
   Total current assets                                                 519,741

 Property and equipment, net of accumulated depreciation
   of $43,478                                                            99,022
 Production masters, net of accumulated amortization
   of $121,919                                                          227,912
 Patents and trademarks, net of accumulated
   amortization of $4,500                                                28,303
 Deposits and other                                                      86,714
                                                                    ------------
                                                                    $   961,692
                                                                    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Loans from shareholders                                           $    46,667
  Accounts payable                                                      401,795
  Accrued payroll and related expenses                                  143,326
  Accrued other expenses                                                 69,032
                                                                    ------------
    Total current liabilities                                           660,820

Redeemable common stock                                                 461,260

Commitments and contingencies                                                 -

Stockholders' equity:
  Common stock, $.001 par value; 25,000,000 shares
    authorized: 12,782,641 shares outstanding                            12,783
  Additional paid-in capital                                          5,929,490
  Unamortized Stock Options                                             (12,575)
  Accumulated deficit                                                (6,090,086)
                                                                    ------------
    Total stockholders' equity                                         (160,388)
                                                                    ------------
                                                                    $   961,692
                                                                    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                       2000            1999
                                                  -------------   -------------
Revenues:
  Music                                           $    559,585    $    392,163
  Licensing                                             37,500               -
  Jewelry/Other                                        250,205         365,641
                                                  -------------   -------------
  Total revenues                                       847,290         757,804
                                                  -------------   -------------

Costs and expenses:
  Cost of sales:
    Music                                              207,211          93,372
    Licensing                                           11,250               -
    Jewelry/Other                                      184,462         353,820
  Sales and marketing                                  404,363         379,326
  Infomercial                                                -          53,750
  Product and web development                          252,891          73,302
  General and administrative                           930,887         643,689
                                                  -------------   -------------
    Total costs and expenses                         1,991,064       1,597,259
                                                  -------------   -------------

    Loss from operations                            (1,143,774)       (839,455)

Gain on disposal                                            70               -
Interest expense                                        (5,471)        (12,908)
                                                  -------------   -------------

    Loss before provision for income taxes          (1,149,175)       (852,363)

Provision for income taxes                                (800)           (800)
                                                  -------------   -------------

    Net loss                                      $ (1,149,975)   $   (853,163)
                                                  =============   =============

Basic and diluted loss per common share:

    Net loss per share                            $      (0.10)   $      (0.09)
                                                  =============   =============

    Basic and diluted weighted average shares       11,935,070       9,077,656
                                                  =============   =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED JUNE 30,
                                                   -----------------------------
                                                        2000            1999
                                                   -------------   -------------
Revenues:
   Music                                           $    313,254    $    241,340
   Licensing                                             37,500               -
   Jewelry/Other                                        132,855         152,890
                                                   -------------   -------------
   Total revenues                                       483,609         394,230
                                                   -------------   -------------

Costs and expenses:
 Cost of sales:
   Music                                                126,551          57,462
   Licensing                                             11,250               -
   Jewelry/Other                                         86,619         148,303
 Sales and marketing                                    184,904         255,890
 Product and web development                             92,270          35,632
 General and administrative                             423,641         361,835
                                                   -------------   -------------
   Total costs and expenses                             925,235         859,122
                                                   -------------   -------------

   Loss from operations                                (441,626)       (464,892)

Gain on disposal                                             70               -
Interest expense                                         (1,480)         (4,970)
                                                   -------------   -------------

   Loss before provision for income taxes              (443,036)       (469,862)

Provision for income taxes                                    -               -
                                                   -------------   -------------

   Net loss                                        $   (443,036)   $   (469,862)
                                                   =============   =============

Basic and diluted loss per common share:

   Net loss per share                              $      (0.04)   $      (0.05)
                                                   =============   =============

   Basic and diluted weighted average shares         11,790,017       9,655,966
                                                   =============   =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENIUS PRODUCTS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
Cash flows from operating activities:
   Net loss                                          $(1,149,975)   $  (853,163)

Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation and amortization                          41,499         15,361
   Common stock issued for services                       70,640        222,781

Changes in assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                383,780        (98,635)
      Inventories                                        (11,248)       (11,149)
      Deposits and other                                  (5,271)      (221,138)
   Increase (decrease) in:
      Accounts payable                                  (150,557)      (310,343)
      Accrued expenses                                    84,555         75,402
                                                     ------------   ------------
   Net cash used by operating activities                (736,577)    (1,180,884)
                                                     ------------   ------------

Cash flows from investing activities
   Patents and trademarks                                (10,468)             -
   Development of production masters                           -       (245,590)
   Purchase of property and equipment                     (6,393)       (64,832)
                                                     ------------   ------------
   Net cash used in investing activities                 (16,861)      (310,422)
                                                     ------------   ------------

Cash flows from financing activities:
   Payments on notes payable                              (1,000)             -
   Proceeds from issuance of common stock                810,100      1,479,734
   Exercise of stock options                              27,000              -
                                                     ------------   ------------
   Net cash provided by financing activities             836,100      1,479,734
                                                     ------------   ------------

Net (decrease) increase in cash and equivalents           82,662        (11,572)

Cash at beginning of period                               45,633        121,157
                                                     ------------   ------------

Cash at end of period                                $   128,295    $   109,585
                                                     ============   ============
Non-cash investing and financing activities:
   Repayment of loan by issuance
   of common stock                                   $    52,400      $       -
                                                     ============   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GENIUS PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A:  BASIS OF PRESENTATION

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

         The three and six months ended June 30, 2000.

         Revenues consist primarily of music (Baby Genius) product sales to wholesale customers and via the internet to retail customers, and charges to customers for shipping and handling, net of product returns and discounts. For the quarter ended June 30, 2000 the company recognized royalty revenue related to licensing the Baby Genius trademark. In addition, revenues include sales of jewelry products, net of returns.

         Total revenues increased 23% ($89,379) to $483,609 for the three months ended June 30, 2000 from $394,230 for the three months ended June 30, 1999. Total revenues increased 12% ($89,486) to $847,290 for the six months ended June 30, 2000 from $757,804 for the six months ended June 30, 1999.

          Music sales increased by 30% ($71,914) to $313,254 for the three months ended June 30, 2000 from $241,340 for the three months ended June 30, 1999. Music sales increased 43% ($167,422) to $559,585 for the six months ended June 30, 2000 from $392,163 for the six months ended June 30, 1999. Of these increases, $61,022 and $122,529 are in respect of sales from our website. There were no music sales from our website for the six months ended June 30, 1999. For the three months ended June 30, 2000 the company recognized licensing revenues of $37,500 relating to the granting of a master toy license under our Baby Genius licensing program. There were no licensing revenues for the three and six months ended June 30, 1999. Jewelry and other sales decreased 13% ($20,035) to $132,855 for the three months ended June 30, 2000 from $152,890 for the three months ended June 30, 1999. Jewelry and other sales decreased 32% ($115,436) to $250,205 for the six months ended June 30, 2000 from $365,641 for the six months ended June 30, 1999. For both periods the reduction in sales was as a result of reduced marketing efforts.

         Cost of sales consist primarily of the costs of products sold to customers and packaging and shipping costs and commissions relating to licensing revenues. Cost of sales for music products was 40% of music sales ($126,551) and 37% of music sales ($207,211) for the three and six months ended June 30, 2000 compared to 24% ($57,462) and 24% ($93,372) for the same periods in 1999. The resulting decrease in profit margin to 60% for the three months ended June 30, 2000, from 76% for the three months ended June 30, 1999 and the decrease to 63% for the six months ending June 30, 2000, from 76% for the six months ended June 30, 1999, was due to special promotional offers to customers purchasing from our web site and the lowering of our retail sales price. Cost of sales for jewelry products and other sales was 65% of related sales ($86,619) and 74% of related sales ($184,462) for the three and six months ended June 30, 2000 respectively compared to 97% ($148,303) and 97% $353,820 for the same periods in 1999.

           Sales and marketing expenses consist of costs for consultants, marketing personnel and promotional activities. Sales and marketing expenses decreased by 28% ($70,986) to $184,904 for the three months ended June 30, 2000 from $255,890 for the three months ended June 30 1999. The decrease is due to the company not renewing its contract with its spokesperson in March 2000. Sales and marketing expenses increased by 7% ($25,037) to $404,363 for the six months ended June 30, 2000 from $379,326 for the six months ended June 30, 1999. The increase reflects a rise in promotional activities in the areas of personnel, trade shows and retail promotions.

         Infomercial expenses of $53,750 incurred in the six months ended June 30, 1999 related to costs for the Astrology Network product line, which was discontinued in March 1999.

         Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius web site and product line. Product and web development costs increased by 159% ($56,638) to $92,270 for the three months ended June 30, 2000 from $35,632 for the three months ended June 30, 1999. Product and web development expenses increased by 245% ($179,589) to $252,891 for the six months ended June 30, 2000 from $73,302 for the six months ended June 30, 1999. The increase was primarily due to expenses in the development of the Baby Genius web site of $148,043.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses increased by 17% ($61,806) to $423,641 for the three months ended June 30, 2000 from $361,835 for the three months ended June 30, 1999. This increase is primarily as a result of a rise in administrative salaries and related expenses due to the appointment of additional staff. General and administrative expenses for the six months ended June 30, 2000 increased by 45% ($287,198) to $930,887 from $643,689 for the six months ended June 30, 1999. In addition to a rise in personnel costs, audit, accounting, legal and professional fees increased as a result of fees related to audited financial statements for 1999, preparation and filing of our Form 10-KSB and other filings with the Securities and Exchange Commission, and services related to fund raising activities.

         Interest expense consists of costs related to short-term loans. Interest expense decreased by 70% ($3,490) to $1,480 for the three month period ended June 30, 2000 from $4,970 for the three month period ended June 30, 1999. Interest expense decreased by 58% ($7,437) to $5,471 for the six months ended June 30, 2000 from $12,908 for the six months ended June 30, 1999. The decreases in both periods reflect the reduction in short-term loans.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2000 we obtained financing through a private placement offering. The company issued 1,876,667 shares at a price of $.50 per share, and raised cash proceeds of $810,100 net of finders' fees, legal costs and shares issued in payment of a company loan of $52,400 owed to an investor in the private placement. In addition the company raised $27,000 from the exercise of stock options.

         Net cash used in operating activities was $736,577 and $1,180,884 for the six months ended June 30, 2000 and June 30, 1999 respectively. Net operating cash flows for the six months ended June 30, 2000 were primarily attributable to operating losses of $1,149,975 and a decrease in accounts payable of $150,557. This was partially offset by a decrease in accounts receivable of $383,780, non-cash charges for depreciation and amortization and stock issued for services. Net operating cash flows for the six months ended June 30, 1999 were primarily attributable to operating losses of $853,163, and a decrease in accounts payable of $310,343.

         Net cash used in investing activities was $16,861 and $310,422 for the six months ended June 30, 2000 and June 30, 1999 respectively. Cash used in investing activities for the six months ended June 30, 2000 was attributable to the purchase of property and equipment ($6,393) and filing trade marks ($10,468) in respect of the Baby Genius product line. Cash used in investing activities for the six months ended June 30, 1999 was attributable to the purchase of new computer equipment ($64,832) and the development of Baby Genius production masters ($245,590) to extend our range of titles.

         Net cash provided by financing activities was $836,100 and $1,479,734 for the six months ended June 30, 2000 and June 30, 1999 respectively. For both periods cash provided by financing activities was primarily attributable to proceeds from the issuance of common stock through private placement offerings.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On August 7, 2000, the company received notice of an action being filed against the company and The Danielson Company, by Sasha St. Clair in the US District Court for the District of Utah for patent and trademark infringement and breach of contract claims. The plaintiff seeks unliquidated damages of not less than $5 million for each claim, as well as punitive and treble damages. The claims relate to a product marketed by the company pursuant to a contract entered into between the company and Mr. St. Clair, which Mr. St. Clair unilaterally terminated last year. We intend to settle or, if a reasonable settlement is not possible, to vigorously defend the claim.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from July 1 2000, through the date of this filing, we issued a total of 317,418 shares, of which (a) 12,500 shares registered pursuant to a Form S-8 were sold to certain officers of the company upon exercise of certain options for $0.54 per share for total net cash proceeds of $6,750, (b) 296,200 shares registered pursuant to a Form S-8 were sold to a consultant for services to the company upon exercise of certain options for $0.54 per share for total net proceeds of $159,948, and (c) 8,718 restricted shares were issued to third party service providers for services rendered and valued at $4,359. All proceeds were used for working capital purposes.

         As part of the company's policy of saving cash by paying partners, outside service providers and consultants in options or other convertible securities, during the period from April 1, 2000 through the date of this filing, we granted options (a) to officers and employees to purchase 1,830,000 shares registered pursuant to a Form S-8 in connection with the company's Genius Products, Inc. 2000 Non-Qualified Stock Option Plan (the "Plan"), at an exercise price of $0.54 per share, (b) to third party service providers to purchase 177,540 shares registered pursuant to a Form S-8 in connection with the company's Plan, at an exercise price of $0.54 per share, and (c) to third party service providers to purchase 105,000 restricted shares, the exercise prices of which ranged from $0.61 to $1.25 per share. The rights to buy shares under certain of these options vest over a period of time. The options generally expire three years after the date of grant.

         On August 4, 2000, the company borrowed $110,000 from the chief executive officer pursuant to an unsecured demand promissory note bearing an annual interest rate of 7.00%, and $100,000 from an unrelated third party pursuant to an unsecured demand promissory note bearing an annual interest rate of 7.00%. All proceeds were used for working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit No.                   Description
-----------                   -----------

2.1         Agreement and Plan of Reorganization with Salutations, Inc., and related exhibits and consents*
3.1         Articles of Incorporation, as amended*
3.2.1       Bylaws, as amended*
3.2.2       Bylaws, as amended on April 20, 2000****
4.2         Shareholders Agreement with Minnesota Communications Group, and related exhibits and schedules*
4.3         Convertible Debenture with Russ Karlen*
4.4         Convertible Debenture with Steve Livingston*
4.5         Option Agreement to Purchase Common Stock with Kevin Harrington
            Enterprises, Inc.*
4.6         Option agreement to Purchase Common Stock with Tim Harrington*
4.7         Form of Stock Option Agreement with Employees*
4.8         Specimen Certificate for Common Stock***
10.1        License Agreement with Minnesota Communications Group*
10.2        License Agreement with Minnesota Public Radio*
10.3        Spokesperson Agreement for Diedre Hall with Panache, Inc., and related exhibits and addendum thereto*
10.4        Sublease with Torrey Hills Corporate Center, and related exhibits*
10.5        Fulfillment Services Agreement with Professional Marketing
            Associates, Inc.*
10.6        Letter Agreement with Lido Group*
10.7        International Marketing and Distribution Agreement with HSND, and amendment and addendum thereto*
10.8        Non-Qualified Stock Option Plan*
10.9        Senior Executive Employment Agreement with Klaus Moller*
10.10       Change of Control Executive Employment Agreement with Klaus Moller*
10.11       Senior Executive Employment Agreement with Dorian Lowell*
10.12       Change of Control of Executive Employment Agreement with Dorian
            Lowell*
10.13       Senior Executive Employment Agreement with Michael Meader*
10.14       Change of Control of Executive Employment Agreement with Michael
            Meader*
10.15       Executive Employment Agreement with Larry Balaban*
10.16       Change of Control of Executive Employment Agreement with Larry
            Balaban*
10.17       Executive Employment Agreement with Howard Balaban*
10.18       Change of Control of Executive Employment Agreement with Howard
            Balaban*
10.19       Executive Employment Agreement with Vinko Kovac*
10.20       Change of Control of Executive Employment Agreement with Vinko
            Kovac*
10.21       License Agreement with Sasha St. Clair*
10.22       Letter Agreement with Gerald Edick*
10.23       Form of License Agreement with Naxos of America, Inc.*
10.24       Financial Public Relations Letter of Agreement with Porter, LeVay &
            Rose, Inc.**
10.25       License Agreement with Boomerange Marketing, Inc/*
10.26       Service(s) Agreement with Cost Care, Inc. (dba Unicare Managed Care
            Services)**
10.27       Executive Employment Agreement with Alison Elliott***
10.28       Change of Control Agreement with Alison Elliott***
10.29       Consulting Agreement with Gerald Edick***
10.30       Production Agreement with Richard Perry*****
10.31       Representation Agreement with Global Icons*****
10.32       Consulting Agreement with Johnny Drummond
10.33       Stock Option Agreement with Klaus Moeller
10.34       Stock Option Agreement with Dorian Lowell
10.35       Stock Option Agreement with Michael Meader
10.36       Stock Option Agreement with Larry Balaban
10.37       Stock Option Agreement with Howard Balaban
10.38       Stock Option Agreement with Alison Elliott
27          Financial Data Schedule

----------
* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999.

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

***** Incorporated by reference from the exhibits included with the Company's Form 10-QSB (No. 000-27915), Amendment No. 1, filed with the SEC on May 18, 2000.


         (b)  REPORTS ON FORM 8-K

         None filed by the Company during the second quarter of the fiscal year ending on December 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GENIUS PRODUCTS, INC., a Nevada Corporation


August 21, 2000                     By: /S/ Klaus Moeller
                                    -----------------------------------
                                    Klaus Moeller, CEO and Interim CFO