Form 10QSB
period 2000-09-30
GENIUS PRODUCTS INC
filed 2000-11-20
CIK 1098016

       AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 20, 2000
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________

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

Check where the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 15,190,975 shares outstanding of the registrant's Common Stock as of November 15, 2000.

Transitional small business disclosure format (check one): Yes  [ ]  No  [X]

================================================================================

                              GENIUS PRODUCTS, INC.


                                      INDEX

                                                                            PAGE

PART I          Financial Information                                         3

   Item 1  Financial Statements                                               3

           Condensed Consolidated Balance Sheet at  September 30, 2000
                  (unaudited)                                                 3
           Condensed Consolidated Statements of Operations
                  For the Nine Months Ended September 30, 2000
                  and September 30, 1999 (unaudited)                          4
           Condensed Consolidated Statements of Operations
                  For the Three Months Ended September 30, 2000
                  and September 30, 1999 (unaudited)                          5
           Condensed Consolidated Statements of Cash Flow
                  For the Nine Months Ended September 30, 2000
                  and September 30, 1999 (unaudited)                          6
           Notes to Condensed Consolidated Financial Statements (unaudited)   7

   Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7

PART II         Other Information                                             9

   Item 1  Legal Proceedings                                                  9

   Item 2  Changes in Securities and Use of Proceeds                          9

   Item 3  Defaults Upon Senior Securities                                    10

   Item 4  Submission of Matters to a Vote of Security Holders                10

   Item 5  Other Information                                                  10

   Item 6  Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                    11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                              SEPTEMBER 30, 2000
                                                              ------------------
                          ASSETS

Current assets:
 Cash and equivalents                                             $      30,707
 Accounts receivable, net of allowance for
   doubtful accounts and sales returns of $56,220                       182,248
 Inventories                                                            222,826
 Other current assets                                                    31,702
                                                                  --------------
   Total current assets                                                 467,483

 Property and equipment, net of accumulated depreciation
   of $49,879                                                            92,620
 Production masters, net of accumulated amortization
   of $154,907                                                          218,124
 Patents and trademarks, net of accumulated
   amortization of $4,919                                                29,385
 Deposits and other                                                      75,913
                                                                  --------------
                                                                  $     883,525
                                                                  ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Loans from shareholders                                          $      46,667
 Accounts payable                                                       310,330
 Accrued payroll and related expenses                                   113,949
 Accrued other expenses                                                 122,389
                                                                  --------------
   Total current liabilities                                            593,335

Redeemable common stock                                                 461,260

Commitments and contingencies                                                 -

Stockholders' equity:
 Common stock, $.001 par value; 25,000,000 shares
 authorized: 14,410,975 shares outstanding                               14,410
 Additional paid-in capital                                           6,499,531
 Unamortized Stock Options                                               (6,275)
 Stock subscriptions receivable                                         (86,000)
 Accumulated deficit                                                 (6,592,736)
                                                                  --------------
   Total stockholders' equity                                          (171,070)
                                                                  --------------
                                                                  $     883,525
                                                                  ==============

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------
                                                  2000                1999
                                             ---------------     ---------------

Revenues:
   Music                                     $      638,731      $      765,793
   Licensing                                         37,500                   -
   Jewelry/Other                                    436,656             683,822
                                             ---------------     ---------------
   Total revenues                                 1,112,887           1,449,615
                                             ---------------     ---------------

Costs and expenses:
 Cost of sales:
   Music                                            231,101             182,044
   Licensing                                         11,250                   -
   Jewelry/Other                                    350,070             659,274
 Sales and marketing                                457,723             756,449
 Infomercial                                              -                   -
 Product and web development                        346,142             184,914
 General and administrative                       1,351,520           1,098,981
                                             ---------------     ---------------
   Total costs and expenses                       2,747,806           2,881,662
                                             ---------------     ---------------

   Loss from operations                          (1,634,919)         (1,432,047)

Gain on disposal                                         70                   -
Interest expense                                    (16,976)            (19,819)
                                             ---------------     ---------------

   Loss before provision for income taxes        (1,651,825)         (1,451,866)

Provision for income taxes                             (800)               (800)
                                             ---------------     ---------------

   Net loss                                  $   (1,652,625)     $   (1,452,666)
                                             ===============     ===============

Basic and diluted loss per common share:

   Net loss per share                        $        (0.14)     $        (0.15)
                                             ===============     ===============

   Basic and diluted weighted average shares     12,241,060           9,384,046
                                             ===============     ===============

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                    2000              1999
                                                -------------    -------------

Revenues:
   Music                                        $     79,146     $    373,630
   Licensing                                               -                -
   Jewelry/Other                                     186,451          318,181
                                                -------------    -------------
   Total revenues                                    265,597          691,811
                                                -------------    -------------

Costs and expenses:
 Cost of sales:
   Music                                              23,890           88,672
   Licensing                                               -                -
   Jewelry/Other                                     165,608          305,454
 Sales and marketing                                  53,360          377,123
 Product and web development                          93,251           57,862
 General and administrative                          420,633          455,293
                                                -------------    -------------
   Total costs and expenses                          756,742        1,284,404
                                                -------------    -------------

   Loss from operations                             (491,145)        (592,593)

Gain on disposal                                           -                -
Interest expense                                     (11,505)          (6,911)
                                                -------------    -------------

   Loss before provision for income taxes           (502,650)        (599,504)

Provision for income taxes                                 -                -
                                                -------------    -------------

   Net loss                                         (502,650)        (599,504)
                                                =============    =============

Basic and diluted loss per common share:

   Net loss per share                                  (0.04)           (0.06)
                                                =============    =============

   Basic and diluted weighted average shares      11,998,884       10,055,715
                                                =============    =============


                           GENIUS PRODUCTS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------
                                                             2000                1999
                                                        ---------------    ---------------
Cash flows from operating activities
      Net loss                                          $   (1,652,625)    $   (1,452,666)
      Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                             80,395             49,300
      Common stock issued for services                         153,508            222,781
      Stock option costs                                        13,624
      Changes in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable                                      390,145           (314,335)
      Inventories                                              (47,679)            (6,342)
      Deposits and other                                       (38,295)            86,056
      Increase (decrease) in:
      Accounts payable                                        (244,172)          (248,191)
      Accrued payroll and other expenses                       110,685            228,951
                                                        ---------------    ---------------
      Net cash used by operating activities                 (1,234,414)        (1,434,446)
                                                        ---------------    ---------------

Cash flows from investing activities
      Patents and trademarks                                   (11,969)            (4,875)
      Development of production masters                              -           (296,107)
      Purchase of property and equipment                        (6,393)           (81,888)
                                                        ---------------    ---------------
      Net cash used in investing activities                    (18,362)          (382,870)
                                                        ---------------    ---------------

Cash flows from financing activities:
      Payments on notes payable                                 (1,000)                 -
      Borrowings of notes payable                              265,000
      Proceeds from issuance of common stock                   810,100          1,759,087
      Exercise of stock options                                163,750                  -
                                                        ---------------    ---------------
      Net cash provided by financing activities              1,237,850          1,759,087
                                                        ---------------    ---------------

Net (decrease) increase in cash and equivalents                (14,926)           (58,229)

Cash at beginning of period                                     45,633            121,157
                                                        ---------------    ---------------

Cash at end of period                                   $       30,707     $       62,928
                                                        ===============    ===============

Non-cash investing and financing activities:
      Repayment of loans by issuance
      of common stock                                   $      317,400     $            -
                                                        ===============    ===============

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

         The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 1999. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

         The three and nine months ended September 30, 2000.

         Revenues consist primarily of music (Baby Genius) product sales to wholesale customers and via the internet to retail customers, and charges to customers for shipping and handling, net of product returns and discounts. Commencing the quarter ended June 30, 2000 the company recognized royalty revenue related to licensing the Baby Genius trademark. In addition, revenues include sales of jewelry products, net of returns.

         Total revenues decreased by 62% ($426,214) to $265,597 for the three months ended September 30, 2000 from $691,811 for the three months ended September 30, 1999. Total revenues decreased 23% ($336,728) to $1,112,887 for the nine months ended September 30, 2000 from $1,449,615 for the nine months ended September 30,1999.

         Music sales decreased by 79% ($294,484) to $79,146 for the three months ended September 30, 2000 from $373,630 for the three months ended September 30, 1999. Music sales decreased 16% ($127,062) to $638,731 for the nine months ended September 30, 2000 from $765,793 for the nine months ended September 30, 1999. Reasons for the decrease in music sales included the fact that orders for the holiday season that were expected in the third quarter of 2000 were received in the fourth quarter 2000. The company also introduced new art work and packaging in the third quarter of 2000 across the entire Baby Genius product line and purchase orders were deferred pending completion of the change-over. Sales from our web site were $9,023 and $131,552 for the three and nine months ending September 30, 2000. There were no significant sales from our web site for the three and nine months ended September 30, 1999. In the nine months ended September 30, 2000 the company recognized licensing revenues of $37,500 relating to the granting of a master toy license under our Baby Genius licensing program. There were no licensing revenues for the nine months ended September 30, 1999. Jewelry and other sales decreased 41% ($131,730) to $186,451 for the three months ended September 30, 2000 from $318,181 for the three months ended September 30, 1999. Jewelry and other sales decreased 36% ($247,166) to $436,656 for the nine months ended September 30, 2000 from $683,822 for the nine months ended September 30, 1999. For both periods the reduction in sales was as a result of reduced marketing efforts as management focused on developing the music business.

         Cost of sales consist primarily of the costs of products sold to customers, packaging and shipping costs and commissions relating to licensing revenues. Cost of sales for music products was 30% of music sales ($23,890) and 36% of music sales ($231,101) for the three and nine months ended September 30, 2000 compared to 24% ($88,672) and 24% ($182,044) for the same periods in 1999.
The resulting decrease in profit margin to 70% for the three months ended September 30, 2000 from 76% for the three months ended September 30, 1999 and the decrease to 64% for the nine months ended September 30, 2000 from 76% for the nine months ended September 30, 1999, was due to special promotional offers to customers purchasing from our web site and the lowering of our retail sales price. Cost of sales for jewelry products and other sales was 89% ($165,608) of related sales and 80% ($350,070) of related sales for the three and nine months ended September 30, 2000 respectively, compared to 96% ($305,454) and 96% ($659,274) for the same periods in 1999.

         Sales and marketing expense consist of costs for consultants, marketing personnel and promotional activities. Sales and marketing expenses decreased by 86% ($323,763) to $53,360 for the three months ended September 30, 2000 from $377,123 for the three months ended September 30, 1999. Sales and marketing expenses decreased by 39% ($298,726) to $457,723 for the nine months ended September 30, 2000 from $756,449 for the nine months ended September 30, 1999. These decreases are as a result of the company declining to renew its contract with our spokesperson and as well declining to retain consultants engaged in prior periods.

         Infomercial expenses of $53,750 incurred in the nine months ended September 30, 1999 related to costs for the Astrology Network product line, which was discontinued in March 1999.

         Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius web site and product line. Product and web development costs increased by 61% ($35,389) to $93,251 for the three months ended September 30, 2000 from $57,862 for the three months ended September 30, 1999. Product and web development costs increased by 87% ($161,228) to $346,142 for the nine months ended September 30, 2000 from $184,914 for the nine months ended September 30, 1999. The increase was primarily due to expenses in the development of the Baby Genius web site and product line.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses decreased by 8% ($34,660) to $420,633 from $455,293 for the three months ended September 30, 2000. This decrease was primarily due to the company conserving funds. General and administrative expenses increased by 23% ($252,539) to $1,351,520 for the nine months ended September 30, 2000 from $1,098,981 for the nine months ended September 30, 1999. This increase was due to a rise in personnel costs and audit, accounting, legal and professional fees related to audited financial statements for 1999, preparation and filing of our Form 10- KSB and other filings with the Securities and Exchange Commission, and services related to fund raising activities.

         Interest expense consists of costs related to short-term loans. Interest expense increased by 66% ($4,594) to $11,505 for the three months ended September 30, 2000 from $6,911 for the three months ended September 30, 1999. This increase reflects an increase in short-term debt for the quarter subsequently converted into equity. Interest expense decreased by 14% ($2,843) to $16,976 for the nine months ended September 30, 2000 from $19,819 for the nine months ended September 30, 1999. The decrease in the nine month period reflects a general decrease in short-term loans over the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2000 we obtained financing through a private placement offering, the exercise of stock options and the issuance of short-term convertible debt. In the private placement offering the company issued 1,876,667 shares at a price of $0.50 per share, and raised cash proceeds of $810,100 net of finders' fees, legal costs and shares issued in payment of a company loan of $52,400 owed to an investor in the private placement. In addition the company raised $163,750 from the exercise of stock options and $265,000 from the issuance of short-term convertible debt.

         Net cash used in operating activities was $1,234,414 and $1,434,446 for the nine months ended September 30, 2000 and September 30, 1999 respectively. Net operating cash flows for the nine months ended September 30, 2000 were primarily attributable to operating losses of $1,652,625 and a decrease in accounts payable of $244,172. This was partially offset by a decrease in accounts receivable of $390,145, non-cash charges for depreciation and amortization and stock issued for services. Net operating cash flows for the nine months ended September 30, 1999 were primarily attributable to operating losses of $1,452,666, and a decrease in accounts payable of $248,191. This was partially offset by a decrease in accounts receivable of $314,335 and non-cash charges for depreciation and amortization and stock issued for services.

         Net cash used in investing activities was $18,362 and $382,870 for the nine months ended September 30, 2000 and September 30, 1999 respectively. Cash used in investing activities for the nine months ended September 30, 2000 was attributable to the purchase of property and equipment ($6,393) and filing trade marks ($11,969) in respect of the Baby Genius product line. Cash used in investing activities for the nine months ended September 30, 1999 was attributable to the purchase of new office and computer equipment ($81,888) and the development of Baby Genius production masters ($296,107) to extend our range of titles.

         Net cash provided by financing activities was $1,237,850 and $1,759,087 for the nine months ended September 30, 2000 and September 30, 1999 respectively. For both periods cash provided by financing activities was primarily attributable to proceeds from the issuance of common stock through private placement offerings.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from October 1, 2000 through the date of this filing, we issued a total of 780,000 shares, of which (a) 100,000 shares registered pursuant to the company's Form S-8 in connection with the company's Genius Products, Inc. 2000 Non-Qualified Stock Option Plan (the "Plan"), were sold to a consultant for services to the company upon exercise of certain options for $0.20 per share for total net proceeds of $20,000, payable pursuant to a promissory note, (b) 30,000 shares registered pursuant to the company's Form S-8 and the Plan, were sold to a consultant for services to the company upon exercise of certain options for $0.18 per share, on a cashless basis, and in consideration of the surrender of additional options for shares the aggregate market price for which equaled the aggregate consideration of the exercise price of the options exercised for the shares issued plus those surrendered, and (c) 650,000 restricted shares were issued at a price of $0.25 per share for net proceeds of $162,500, to accredited investors pursuant to a private placement under Regulation D of the 1933 Securities Act, as amended. All proceeds were used for working capital purposes.

         As part of the company's policy of saving cash by paying partners, outside service providers and consultants in options or other convertible securities, during the period from October 1, 2000 through the date of this filing, we granted options to a third party service provider to purchase 30,000 restricted shares at an exercise price of $0.20 per share for services to be rendered. The right to exercise the option vested on the date of grant and expires after one year. Under the agreement with the service provider, she will be entitled to receive options to acquire up to maximum of 600,000 free trading shares subject to meeting certain performance targets to be measured by the market price of the company's common stock.

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
10.20           Change of Control of Executive Employment Agreement with Vinko
                Kovac*

   Exhibit No.                                Description
   -----------                                -----------

10.21           License Agreement with Sasha St. Clair*
10.22           Letter Agreement with Gerald Edick*
10.23           Form of License Agreement with Naxos of America, Inc.*
10.24           Financial Public Relations Letter of Agreement with Porter,
                LeVay & Rose, Inc.**
10.25           License Agreement with Boomerang Marketing, Inc/*
10.26           Service(s) Agreement with Cost Care, Inc. (dba Unicare Managed
                Care Services)**
10.27           Executive Employment Agreement with Alison Elliott***
10.28           Change of Control Agreement with Alison Elliott***
10.29           Consulting Agreement with Gerald Edick***
10.30           Production Agreement with Richard Perry*****
10.31           Representation Agreement with Global Icons*****
10.32           Consulting Agreement with Johnny Drummond+
10.33           Stock Option Agreement with Klaus Moeller+
10.34           Stock Option Agreement with Dorian Lowell+
10.35           Stock Option Agreement with Michael Meader+
10.36           Stock Option Agreement with Larry Balaban+
10.37           Stock Option Agreement with Howard Balaban+
10.38           Stock Option Agreement with Alison Elliott+
27              Financial Data Schedule

------------------
* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999.
** Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915), Amendment No. 1, on Form 10-SB filed with the SEC on December 17, 1999.
*** Incorporated by reference from the exhibits included with the Company's Form 10-KSB (No. 000-27915) filed with the SEC on April 14, 2000.
**** Incorporated by reference from the exhibits included with the Company's Form 10-KSB (No. 000-27915), Amendment No. 1, filed with the SEC on May 1, 2000.
***** Incorporated by reference from the exhibits included with the Company's Form 10-QSB (No. 000-27915), Amendment No. 1, filed with the SEC on May 18, 2000.
+ Incorporated by reference from the exhibits included with the Company's Form 10-QSB (No. 000-27915), filed with the SEC on August 14, 2000.

         (b)      REPORTS ON FORM 8-K

         None filed by the Company during the third quarter of the fiscal year ending on December 31, 2000.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENIUS PRODUCTS, INC.,
                                            a Nevada Corporation


November 20, 2000                           By: /s/ Klaus Moeller
                                            ------------------------------------
                                            Klaus Moeller, CEO and Interim CFO