Form 10KSB
period 2000-12-31
GENIUS PRODUCTS INC
filed 2001-04-17
CIK 1098016

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X)                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-27915

                              GENIUS PRODUCTS, INC.
                              A NEVADA CORPORATION
             (Exact name of registrant as specified in its charter)


                Nevada                                 33-0852923
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Revenues for fiscal year 2000 were $1,344,016.

           The aggregate market value of voting stock held by non-affiliates of the registrant was $5,960,855 as of April 10, 2001 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the OTC Bulletin Board).

         There were 4,513,018 shares outstanding of the registrant's Common Stock as of April 10, 2001.

         Transitional small business disclosure format (check one):
Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

      We are a producer, publisher and distributor of classical, instrumental and vocal compact disks ("CDs"), cassettes and videos for children under the Baby Genius brand name, which sell at retail outlets nationwide, and at numerous e-commerce retail web sites on the Internet. We currently produce 24 CD and cassette titles, and three video titles. The trademark Baby Genius is registered, allowed or pending in the United States across a wide range of baby and child product categories. We publish the Baby Genius web site at www.BabyGenius.com where visitors can buy Baby Genius products and obtain free information on pregnancy, childcare, parenting and other matters related to child development.

      Our corporate mission is to develop Baby Genius, Kid Genius and other "Genius" names into premiere brand names across a broad range of baby and child product categories. We plan to develop and publish additional music and other educational and entertaining CDs, cassettes and videos under the Baby Genius name. We also plan to publish CD-ROMs, DVDs and other interactive media for babies and children under these brand names. We have licensed the Baby Genius name to a number of third-party companies that will produce toys, books, apparel and other products which are scheduled for release at various times from July 2001 through the second quarter of 2002. We intend to continue to seek manufacturers of top quality baby and child products who are interested in licensing the Baby Genius and Kid Genius names. We intend to develop our web site into a premiere parent partner/child-care site to provide content, products and services on the three areas we believe to be of greatest concern to parents: the health and well-being, education, and financial security of their children. Our plans to further develop our Internet site include entering into strategic partnerships with major corporations to provide content, goods, and services, and to engage in cross-marketing programs with our partners.

      Our business model projects revenues from three sources: retail sales of our music CDs, cassettes and videos; licensing revenues from the licensing and merchandising of products under the Baby Genius and other "Genius" brand names; and revenues from our Internet site.

      We were incorporated in the State of Nevada on January 6, 1996, under the name Salutations, Inc. ("Salutations"). In September 1997, Salutations acquired all of the outstanding shares of a company called International Trade and Manufacturing Corporation ("ITM"), a Nevada corporation founded in 1992 by Klaus Moeller, our current Chairman and Chief Executive Officer, and Gerald Edick. At the time of the acquisition, Salutations was a public company with shares quoted on the Over the Counter ("OTC") Bulletin Board. Immediately after the acquisition, Salutations assumed all of the operations and businesses of ITM and changed its name to International Trading and Manufacturing Corporation ("ITMC"). In October 1999, we changed our name again from International Trading and Manufacturing Corporation to Genius Products, Inc., to reflect our new business.

      The original business of ITM/ITMC involved the design, development and distribution of semi-precious and precious gemstone and costume jewelry. Since 1997, however, the jewelry business has experienced increased competition, erosion of profit margins and a decline in sales. While we continue to sell our jewelry products, jewelry sales in 2000 represented less than 40% of our revenues and contributed a gross margin of 13%. We have, as a result, shifted our focus and resources to lines of business involving the Baby Genius product line discussed below, which we believe have greater potential for profitability.


BABY GENIUS PRODUCTS

      In September 1998, we commenced development of a line of classical music CDs and cassettes for children under the Baby Genius brand name. This was inspired by a proclamation by the Governor of Georgia, Zell Miller, which stated that all newborn children should receive a free classical CD or cassette as a gift from the state, to enhance the child's intellectual development and well-being. This was inspired by certain published reports indicating that classical music could play an important role in a child's mental development. We were also attracted by the gross margins associated with CDs, cassettes and videos. We now publish, distribute and license a line of musical CDs, cassettes and videos for children under the Baby Genius brand name, and publish a web site at www.BabyGenius.com.

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

      The five titles in the Instrumental Series are Lulla-Drive for the Car, Nature Experience, Sweet Dreams Lullabies, Sleepytime and one sampler title. The three titles in the Vocal Series are Children's Songs, Favorite Nursery Rhymes, and Sing, Dance, Play. Two Christmas titles were released in December 1999, Classical Christmas and Christmas Sleighride.

      We produce three Baby Genius videos: Mozart & Friends and Mozart & Friends Sleepytime which are currently being produced and Baby Genius The Four Seasons, scheduled for release in late April 2001. The videos contain real-life and animated images accompanied by classical music.

      We are currently negotiating with the San Diego Zoo and San Diego Wild Animal Park to produce a series of Baby Genius videos, which introduce infants and children to animals from around the globe. The negotiations contemplate that a major portion of the videos will be filmed at and feature parts of the San Diego Zoo and San Diego Wild Animal Park. Approximately 5 million people visit the parks each year, and the San Diego Zoo distributes its Zoo-News publication to approximately 250,000 households monthly. While we are actively pursuing this agreement, there can be no assurances that will we succeed on favorable terms or at all.

      In November 2000, we entered into a production agreement to produce a non-classical range of music including a Kid Genius "Hip Hop" series. These CDs are currently in production, and we anticipate release beginning in the third quarter of this year.

OTHER PRODUCTS

      We also have released four CD/cassette titles under the Pet Tunes brand name, containing classical and instrumental music to soothe pets when separated from their owners. The four titles are Calming Kitty, Delighted Doggy, Blissful Birdy and Happy Horsy.

      We continue to produce a line of Jade Jewelry that is sold over the Home Shopping Network under our Sanuk brand. We plan to sell the jewelry business during the year 2001.

ENDORSEMENTS AND AWARDS

      The Baby Genius product line was endorsed by Public Radio Music Source and Minnesota Public Radio ("MPR"), a subsidiary of Minnesota Communications Group ("MCG"). MCG funded a portion of the Baby Genius development costs and has been instrumental in assisting us to obtain classical music licenses. MPR and MCG are both shareholders of the Company.

      The quality of our products and our success has been recognized. In March 1999, CBS This Morning chose the Baby Genius line of CDs as one of the "Best Products for Mother's Day." In September 1999, the Baby Genius CD Nature Experience received the 1999 National Parenting Publications Gold Award. All three videos have won the Film Advisory Board's Award of Excellence. The video titles Mozart & Friends and Mozart & Friends Sleepytime are approved by Kid First! for the Coalition for Quality Children's Media. The titles Favorite Nursery Rhymes and Night Night Classics received a Parents' Choice Award from the Parents' Choice Foundation.

DISTRIBUTION

      Our Baby Genius product line is distributed through our own distribution center in Iowa and also through several national distributors.

      We have been approached by a number of distributors wishing to distribute Baby Genius products in overseas markets including Canada (where we already have sales), Mexico, Europe, Australia, New Zealand, Singapore, Central America, Middle East, and South Africa. We have entered into distribution agreements with companies located in the Philippines, Argentina and Chile, and with the Australian Broadcasting Corporation in Australia and New Zealand. While we hope to enter into relationships with international distributors, there can be no assurance that any such relationships will be entered into or, if we enter into any such relationships, that it will result in profitable or any international sales.

      Baby Genius products are currently available at retail outlets nationwide, including mass retail stores such as Sams, Shopko, Pamida and Meijers; children's toy stores such as Toys R Us, Babies R Us and Zany Brainy; music and video stores such as Blockbuster, Hollywood Video and Musicland/Sam Goody stores; book stores such as Borders and Barnes & Noble and other non-traditional outlets. Baby Genius products are also sold on numerous Internet web sites including leading music, book and toy sites, such as Amazon.com, Borders.com and KBToys.com.


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

      Our marketing and sales strategies are designed to build up the Baby Genius brand name for the retail, Internet and licensing components of our business. We use what we consider to be innovative and relatively low-cost marketing techniques, including public relations, in-store advertising programs, and cross-marketing to customers of our strategic partners. We also exhibit at major toy fairs and industry trade shows.

      In 2000, we retained a design consultant, Melanie Paykos Designs, to redesign the Baby Genius image and establish Baby Genius as a national brand. The design work has resulted in the production of a style guide, which includes our logo, a range of Baby Genius characters and updated CD and video sleeves.

      Retail sales were also promoted though our participation in programs to secure prime shelf space and fixtures, including listening stations and displays at the end of aisles. We also actively market and position Baby Genius products on counter and floor displays, blister packs, and interactive kiosks where customers can listen to our music. In addition, we participate in co-op advertising campaigns with many of our retailers in which Baby Genius products are featured items.

      We exhibit the Baby Genius product line at national shows and exhibitions. Trade shows at which we exhibited include the Juvenile Products Manufacturers Association in Dallas, the California Gift Show in Los Angeles, the International Toy Fair in New York City, the Video Software Dealers Association ("VSDA") in Las Vegas and the Book Expo Association ("BEA") in Chicago.


THIRD PARTY LICENSES

      We license our classical music from Naxos of America, Inc. The license agreements terminate upon the expiration of the copyright of the music, which is held by Naxos, or upon our discontinuation of the product line.

COPYRIGHTS, TRADEMARKS AND LICENSES

      We own the copyright to all of the music used in our Baby Genius Instrumental Relaxation Series and Vocal Series. We have applied for trademarks under the Baby Genius, Kid Genius and other Genius names across a range of product categories. As of April 9, 2001, the status of our applications for Baby Genius and Kid Genius are as listed below.

                    REGISTERED      ALLOWED               PENDING
                    ----------      -------               -------

Baby Genius         Music           Baby food
                    Clothing        Bed clothing
                    Toys            Cartoon characters
                    Books           Infant cradles and
                                    furniture
                                    Potties and baths
                                    School book bags
                                    Childrens' car seats
                                    Baby bottles

Kid Genius          -               -                     Books
                                                          Clothing
                                                          Music
                                                          Toys
Child Genius        Books
                    Clothing
                    Music
                    Toys

Little Genius       Books
                    Clothing
                    Music
                    Toys

Parent Genius                                             Books
                                                          Clothing
                                                          Toys

Got Baby                                                  Advertising

Genius Gear                                               Clothing

Pet Tunes                                                 Music

Motor City Music                                          Music

Genius Products                                           Services
                                                          General Merchandise

      We have applied for registration of the Baby Genius name in Canada, Mexico and the countries of the European Union for product categories covering music videos, books, clothing, music and toys.

      We believe that the brand names Baby Genius, Kid Genius and other related family of Genius names and marks we have listed, have significant licensing potential across a broad range of products. In June 2000, we entered into a master licensing representation agreement with Global Icons, LLC. Through representation by Global Icons, we have entered into license agreements with the following companies:

LICENSEE                 PRODUCT        ROYALTY     EXPIRATION   TERRITORY
                                           %          DATE

Jakks Pacific, Inc       Master Toy        7          6/30/04   Worldwide
                                       escalating

Catton Apparel Group     Apparel           6-8        5/31/04   North America

J.Wasson & Associates    Diaper Bags       8          12/31/03  North America

      In addition, we have signed a letter of intent for a license agreement with Penguin/Putnam to publish a series of twelve Baby Genius books over a three-year period, with American Marketing Enterprises for the manufacture of sleepwear, and with NYCE Kids for infant care products. While we will actively pursue these agreements, no assurance can be made that we will succeed on favorable terms or at all.

      We intend to exhibit the Baby Genius brand with Global Icons, LLC at the Licensing International 2001 show in New York City in June 2001.


SUPPLIERS AND COMPLIANCE WITH ENVIRONMENTAL LAWS

      We are able to obtain our CDs, cassettes and videos from a variety of suppliers. These items are readily available and we would not expect our production to be seriously affected by failure of any one supplier.

      We are not aware of any environmental laws that affect our business.


OTHER PRODUCTS

      Our original business involved distributing and marketing semi-precious and precious gemstone and costume jewelry. Due to a decline in jewelry sales towards the end of 1998 and the beginning of 1999, and as a result of the growth in the Baby Genius product line, we believe it will be in our best interests to phase out or sell the jewelry business. Although we continue to receive and fulfill orders for our line of Burmese Jade Jewelry from our sole jewelry retailer, Home Shopping Network, in order to focus on the Baby Genius business we do not intend to continue the jewelry business and we hope to sell it by the end of 2001. No formal plan, however, to divest or wind up the jewelry business has yet been adopted by management.


INTERNET BUSINESS

      In March 2000, we reformatted and re-launched our web site www.BabyGenius.com. Visitors to the web site can obtain free content and information on a range of child-related matters, including pregnancy and child-care issues. In addition visitors can purchase the full range of Baby Genius products and select co-branded grocery coupons. The Healthwise Knowledgebase and MedCall services are provided by Unicare Life & Health Insurance Company, an operating affiliate of WellPoint Health Networks Inc., one of the nation's largest publicly-traded managed care companies serving the health care needs of seven million medical and over 30 million specialty products members. The objective of our web site is to develop a vertical portal in the baby sector that provides to our visitors and members of the Baby Genius CLUB a comprehensive range of content, products and services in the three areas we believe to be of most concern to parents: the health and well-being, education and financial security of their children.

      In addition to generating Internet revenues from sales of our own products, we intend to generate sales from the receipt of referral fees from the recommendations of third-party products, the receipt of commissions from procuring sales of third party products and the sale of banner ads and other web-based advertising. Since inception of our web site, in September 1999, we have generated over $240,000 in Internet sales of our products.

      Our current web site customer database holds over 71,000 names, addresses, e-mail addresses and credit card numbers of the visitors who responded to our TV promotional offers or who bought Baby Genius products from our web site.


COMPETITION

      The retail and Internet markets for baby development, educational and entertainment products, including CDs, cassettes and videos, are highly competitive. We face significant competition with respect to the number of products currently available, as well as in securing distribution and retail outlets. The costs of entry into the retail and Internet markets for products competitive to our Baby Genius products are low, and there are no significant barriers to entry. There are many companies who could introduce directly competitive products in the short term that have established brand names, are better funded, have established distribution channels, and have greater resources than us. These established companies include Disney, Fox, Paramount, Sony and Time-Warner.

      Within the category of classical music CDs and cassettes for children, established competitors include:

      -       Bach & Baby: Playtime by Bach & Baby
      -       Baby Bach by Baby Einstein
      -       Baby Beethoven by Baby Einstein
      -       Baby Tunes series by Baby Tunes
      -       Classical Kid by The Children's Group
      -       Mozart for Mothers-to-Be
      -       Smart Music: Classical Music series
      -       The Classical Child series by Metromusic, Inc.
      - The Mozart Effect Vols. 1-3 by Classical Productions for Children Ltd./The Children's Group Inc., and BMG
      -       The Kid Collection of Greatest Classics


      Baby Genius classical music CDs and cassettes also compete with other non-classical titles for children such as:

      -       Baby, It's You:  Giggles & Gurgles by Sony
      -       Baby Sounds by various artists
      -       Baby Tunes series
      -       Teletubbies series
      -       KidRhino series
      -       Music for Little People series

      Within the category of classical music videos for children, established competitors include:

      -       The Baby Einstein series by Baby Einstein
      -       So Smart

      Baby Genius classical music videos also compete with other non-classical titles for children such as:

      -       Barney series by Lyrick Studios
      -       Dr. Seuss series by Fox Home Entertainment
      -       Little Bear series by Paramount Home Video
      - Madeleine, The Jungle Book, The Little Mermaid, Winnie-the-Pooh by Disney Home Video
      -       Paddington Bear series by Time-Life
      -       Sesame Street series by Sony Wonder
      -       Teletubbies series by PBS HomeVideo/Warner

      With respect to Internet websites, there are numerous websites that are devoted exclusively to the delivery of content, products, services and features within the baby sector, including Babycenter.com, IBaby.com, Babyserv.com, Babystyle.com and Parenthoodweb.com. These websites have a competitive advantage over our website to the extent they are now established as the leading websites with the highest traffic in the baby/parent Internet sector. In addition, the companies operating these websites have greater financial resources which can be used exclusively for the development of their e-commerce business.

      There are also a number of companies that offer jewelry products similar to the ones that our companies manufacture at similar price-points to the Home Shopping Network.

RISKS RELATED TO OUR BUSINESS

      FORWARD-LOOKING STATEMENTS. Some of the information in this registration statement contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," and "continue" or similar words. You should read statements that contain these words carefully because they:

      -      discuss our future expectations;
      - contain projections of our future results of operations or of our financial condition; and
      -      state other "forward-looking" information.

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

      DEPENDENCE ON SHORT-TERM FINANCING. We are dependent on obtaining short-term financing to sustain operations. We are currently operating at a loss and have negative cash flow. The credit terms we extend to our customers are more favorable than those we have with our vendors and service providers, and we have insufficient cash balances to sustain losses. Accordingly, we have to finance our working capital requirements by selling shares of our common stock for cash or in consideration of services rendered. Failure to obtain financing will have a material adverse effect on our business, operations and financial condition and could jeopardize our ability to continue operations.

      DEPENDENCE ON LONG-TERM FINANCING. Our ability to implement our business plan and grow the company is dependent on raising a significant amount of capital.

      NEED FOR STRONG BRAND IDENTITY. We believe that continuing to strengthen the Baby Genius brand name will be critical to achieve widespread acceptance of our products. Favorable public perception of our branded products will depend largely on our ability to continue providing users with high quality products and the success of our marketing efforts. We plan to increase our marketing expenditures to create and maintain brand recognition. However, brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building our brand.

      DEPENDENCE ON KEY PERSONNEL. We are dependent on our executive officers, the loss of any one of whom would have an adverse effect on us. While we have employment agreements with our executive officers, unforeseen circumstances could cause these persons to no longer be able to render their services to us. We are currently negotiating the extension of the employment agreements of our senior executives.

      CHANGE OF CONTROL PAYMENTS. We have entered into Change of Control Executive Employment Agreements ("Change of Control Agreements") with several of our executive officers and key employees. These agreements provide that if any executive officer or key employee is terminated after a change of control of the Company occurring on or before December 31, 2001, the terminated officer or employee may receive, among other things, a lump sum payment equal to ten times the highest annual compensation paid by the Company to that officer or employee in the preceding three years. If a change of control of the Company occurs on or before December 31, 2001, and any executive officer or key employee is terminated, we may incur substantial expenditures to satisfy the payments due under the Change of Control Agreements. These potential expenditures could adversely affect our financial results and potentially discourage any hostile buyer from making an unsolicited offer to purchase the Company. We are currently negotiating the extension of the Change of Control Agreements of our senior executives.

      COSTS OF REPURCHASING CERTAIN SHARES. During the period 1997 through 1999, we issued shares in Arizona, Pennsylvania and Washington, for which no share registration filings were made under the securities laws of those states and for which exemptions from registration appear to be unavailable. In order to comply with the laws of those states, we need to offer to repurchase all such shares from investors who originally acquired them from us, who were residents in those states at the time of purchase, and who continue to hold such shares at the time the offer is made. We will have to pay to each shareholder who accepts the offer the price per share they originally paid, plus interest, where applicable, accrued from the date of initial purchase to the date of repurchase. The total number of shares subject to repurchase is 76,888 (adjusted for reverse stock split of April 10, 2001), and the potential cost to us is approximately $420,323, plus accrued interest of approximately $53,537, as of December 31, 2000. The costs of repurchasing shares subject to the offer would be paid out of company funds, but we have not had, and do not have, sufficient cash to repurchase all such shares, and even a low number of repurchases would have a material adverse impact on our operations and financial condition if we are unable to raise funds to pay for such costs. If we are unable to repurchase shares for lack of funds, the selling shareholders may seek to exercise certain rights as creditors or seek to enforce claims for breach of contract. Additionally, such investors may file complaints with the applicable security regulatory body of these states and such governmental bodies could take various actions against us requiring us to conduct these repurchase offers. In addition, interest would continue to accrue on the outstanding amounts owed to shareholders in Pennsylvania and Washington at annual rates of 6% and 8%, respectively. If, at the time a repurchase offer is made, the market price of our shares is higher than the repurchase price, we do not believe that all affected shareholders would accept the repurchase offer. No assurance can be made, however, that shareholders will decline any repurchase offer, and we may be obligated to repurchase all shares subject to the offers. Repurchase offers in Pennsylvania and Washington have to be approved by the regulatory authorities of those states, and the authorities in Washington will not approve our repurchase offers until proceedings between the Company and the state's Department of Financial Institutions, Securities Division, regarding the State's request for us to cease and desist from violations of RCW 21.20.140, 21.20.040, and 21.20.010 of the Securities Act of Washington have been concluded. These alleged violations include the offer to sell shares that were not registered in the state or otherwise qualified for an exemption from registration. To date, approval to extend repurchase offers to the affected shareholders in Washington is dependent on our providing certain additional information to the Washington Securities Division, which is being prepared by us. Those proceedings are described in the section on "Legal Proceedings" below. Delays in obtaining regulatory approval would also cause increases in the amount of interest payable pursuant to repurchase offers. We believe that because the price of our common stock is significantly lower than this price, affected shareholders would be more likely than not to accept repurchase offers. Our current cash shortages preclude us from honoring any acceptances. We therefore believe it is in the best interests of the Company and the shareholders, especially the affected shareholders, that we first raise sufficient capital to pay affected shareholders who may accept repurchase offers, prior to making the repurchase offers. If we were forced to make repurchase offers at this time and a significant number of shareholders requested repurchase, we would not be able to complete such repurchases and our ability to continue our operations would be jeopardized.

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

      INDUSTRY TRENDS. Our recent growth in sales has been based in part on both the evolution of consumer tastes and preferences towards educational products for babies and children. We believe it is also based on publicity on the effect of classical music on child development. There are differences of opinion, however, in the scientific community regarding the efficacy of classical music on child development. A change in consumer tastes and preferences regarding our products may have an adverse effect on our results of operations. There can be no assurance that consumer tastes and preferences will continue to favor our products and marketing segments.

      ACCEPTANCE AND EFFECTIVENESS OF INTERNET ELECTRONIC COMMERCE. Our success in establishing an e-commerce business through our Baby Genius web site will be dependent on consumer acceptance of e-retailing and an increase in the use of the Internet for e-commerce. If the markets for e-commerce do not develop or develop more slowly than we expect, our e-commerce business may be harmed. If Internet usage does not grow, we may not be able to increase revenues from Internet advertising and sponsorships which also may harm both our retail and e-commerce business. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, our results of operations could be adversely affected. To date, we have not received significant revenue from our Internet sales.

      COMPETITION. Increased competition could result in reduced margins or loss of market share, any of which could harm both our retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected.

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

      TRADEMARK INFRINGEMENT CLAIMS. We may be held liable for copyright or trademark infringement if the content or packaging of our CDs, cassettes, videos or other products infringes upon the copyrights or trademarks of others. Such claims of infringement, if brought, could materially adversely affect our business or financial condition. In addition, it has come to our attention that certain third parties may be infringing upon the Baby Genius trademarks in certain product categories. We are consulting with our counsel and will defend as we deem necessary any such infringements. Defending our intellectual property rights may be costly in terms of legal fees and management time. Expenditure of significant legal fees could have a material adverse effect on our financial condition and no assurance can be made that we would prevail in any litigation defending our intellectual property rights. Failure to take necessary defensive legal action for lack of cash could result in compromising our rights to our intellectual property, which would have a material adverse effect on our business, our financial position and the value of our intellectual property.

      INABILITY TO UTILIZE NET OPERATING LOSS. In 1997, 1998, 1999 and 2000, we incurred losses resulting in a net operating loss carryforward as of December 31, 2000, of $6,943,000 and $3,472,000 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2012 and 2002 respectively. Because we anticipate significant expenditures with respect to implementing our business plan, including our Internet e-commerce business, there is a risk that we will be unable to make enough profits, if any, during the net operating loss carryforward period to realize the deferred income tax asset.

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

      RISK OF LOW-PRICE STOCKS. Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the Securities and Exchange Commission regulations for "penny stock." Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the Securities and Exchange Commission relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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


EMPLOYEES

      We currently have nine full-time employees and one part-time employee. None of our employees are represented by an organized labor union. We believe our relationship with our employees is very good, and we have never experienced an employee-related work stoppage. We will need to hire and retain highly-qualified management personnel in order to execute our business plan. No assurance can be given that we will be able to locate and hire such personnel, or that, if hired, we will continue to be able to pay the higher salaries necessary to retain such skilled employees.


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

      In addition, we have an informal sub-lease arrangement under which we rent a portion of a warehouse facility (approximately 1,500 square feet) in Atlantic, Iowa, for a monthly rent of $500, from which we distribute Baby Genius products to certain customers. We believe that these facilities are adequate for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

      On September 23, 1999, the Securities Administrator of the State of Washington filed a Summary Order to Cease and Desist with the State of Washington Department of Financial Institutions Securities Division against us, the Martin Consulting Group, Martin H. Engelman, their employees and agents. The relief sought is that the respondents cease and desist from violations of RCW 21.20.140, 21.20.040, and 21.20.010 of the Securities Act of Washington. The Summary Order alleges, among other things, that Engelman and the Company offered to sell shares of the Company that were not registered in the state or otherwise qualified for an exemption from registration. Engelman was hired by us to represent us at the Third Annual Seattle Money Show and provide information to interested parties about the Company and its products. We are in discussions with the Securities Administrator regarding entering into an administrative order and although no terms of an order have yet been proposed by the Securities Administrator, the purpose of entering an order would be to resolve all claims based on the allegations set forth in the Summary Order to Cease and Desist. A total of approximately $251,240 of our securities were sold in Washington, and we anticipate that any resolution of this matter with the Securities Administrator would include the repurchase of these securities that amount, plus interest thereon from the date of purchase. Until we receive a draft order from the Securities Administrator, we are unable to determine the ultimate effects or consequences of such an order. We have been requested to provide the Securities Administrator with certain information before a draft order will be prepared, and we are compiling such information. If we determine that the terms of a proposed order are not acceptable, we would likely contest the Summary Order at a hearing. The potential costs of a hearing and the uncertainty of the outcome leads us to believe, however, that entering into an administrative order on acceptable terms is in our best interests. Entering into an administrative order may affect our business or our ability to raise capital in the State of Washington and those states where having an outstanding administrative order may result in the loss of certain available exemptions from registration of securities.

      All sales of our shares in the State of Washington were made pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

      We are not a party to any other legal or administrative proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On November 9, 1999, following our name change to Genius Products, Inc., our stock symbol changed from ITMH to GNUS. Following our reverse stock split on April 10, 2001, our stock symbol changed to GNPI. The market represented by the OTC Bulletin Board is extremely limited and the price for our common stock quoted on the OTC Bulletin Board is not necessarily a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported on the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
The prices reflect the reverse stock split which occurred on April 10, 2001.

       YEAR                               PERIOD              HIGH        LOW
       ----                               ------              ----        ---

       Fiscal Year 1999                   First Quarter       18.000      6.000
                                          Second Quarter      17.500      8.000
                                          Third Quarter       25.000      7.000
                                          Fourth Quarter       6.500      2.248

       Fiscal Year 2000                   First Quarter       12.248      2.248
                                          Second Quarter       5.248      1.500
                                          Third Quarter        4.248      1.500
                                          Fourth Quarter       1.872      0.624

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

      As of April 10, 2001, we had approximately 4,513,018 shares of common stock issued and outstanding which were held by approximately 960 shareholders of record, including the holders that have their shares held in a depository trust in "street" name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Salt Lake City, Utah 84117.

DIVIDEND POLICY

      We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

      Reference is made to information contained under the heading "Recent Sales of Unregistered Securities" in our Form 10-SB, Amendment No. 2, filed with the Securities and Exchange Commission on January 14, 2000 and Form 10-KSB, Amendment No.2, filed with the Securities and Exchange Commission on May 1, 2000, which information is incorporated herein. The number of shares and share prices disclosed below reflect the reverse stock split which occurred on April 10, 2001.

      In May 2000, we completed a private placement of shares of our common stock pursuant to Section 506 of Regulation D under the Securities Act. Pursuant to the offering, we issued 435,000 shares at a price of $2.00 per share, and raised cash proceeds of $815,100, net of legal costs and shares issued in payment of a company loan of $52,400 owed to an investor in the private placement. In addition we issued 36,667 shares in finders' fees. All shares issued in the private placement and as finders' fees were unregistered and restricted within the meaning of Rule 144 of the Securities Act.

      In October 2000, we commenced a private placement of shares of our common stock pursuant to Section 506 of Regulation D under the Securities Act. Pursuant to the offering, between October 1, 2000, and March 6, 2001, we issued 319,200 shares at a price of $1.00 per share and raised cash proceeds of $298,050.

      Between January 1, 2000, and March 6, 2001, we issued an aggregate of 168,469 unregistered shares pursuant to a number of agreements with third-party consultants and service providers. All such shares were issued under Section 4(2) of the Securities Act. During this same time period, we also issued 185,625 S-8 shares for the exercise of options and received $350,250. Additionally, 744,803 shares were issued for the conversion of short-term debt and related interest of $699,526.

      In the fourth quarter of 2000, we issued two convertible debentures to an individual investor totaling $191,250. The debentures bear interest at 7%, with principal and interest due December 31, 2001. These debentures can be converted into common shares of our common stock at a conversion price of $1.00 per share.

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

      In 2000, we redesigned the Baby Genius corporate identity to reinforce its strong branding and image in the market place. During 2000 we signed, and are currently negotiating, with several licensees to manufacture a variety of products with the Baby Genius identity (For details see our Copyrights, Trademarks and Licenses section). We believe that our new identity will result in stronger product sales in 2001 and attract more licenses resulting in significant licensing revenues by the fourth quarter 2001. As a result of producing a new graphic image for our Baby Genius product, we have received returns of our old style product sold and paid for by a significant customer in 1999, which have decreased our 2000 net sales. Cash constraints in 2000 have limited our marketing and advertising efforts. Jewelry sales declined in 2000 as a result of reduced marketing effort.


RESULTS OF OPERATIONS 2000 COMPARED TO 1999

      Revenues consist of music (Baby Genius) product sales to wholesale customers and via the Internet to retail customers, and charges to customers for shipping and handling, net of product returns and discounts. Commencing the quarter ended June 30, 2000, we recognized royalty revenue related to licensing the Baby Genius trademark. Revenues also comprise sales of jewelry products, net of returns.

      Total revenues decreased by 42% ($957,999) to $1,344,016 for the twelve months ended December 31, 2000 from $2,302,015 for the twelve months ended December 31, 1999.

      Music sales decreased by 37% ($454,485) to $766,971 for the twelve months ended December 31, 2000 from $1,221,456 for the twelve months ended December 31, 1999. At December 31, 1999, our provision for sales returns was based on a percentage of related receivables at that date. During 2000, we received a return of $127,000 from a customer for sales paid for in 1999 and not provided for in our 1999 provision. Adjusting for this item, music sales decreased by 18% ($200,485) to $893,971 for the twelve months ended December 31,2000 from $1,094,456 for the twelve months ended December 31, 2000. In addition to returns, the decrease is a result of reduced marketing effort due to a shortage of funds. Sales from our web site increased by 26% ($28,248) to $135,644 for the twelve months ended December 31, 2000 from $107,396 for the twelve months ended December 31, 1999. These sales were primarily a result of promotional activities in the third quarter of 1999 and first and second quarters of 2000. In the twelve months ended December 31, 2000 the company recognized licensing revenues of $40,984 relating to the granting of a master toy license and foreign licenses under our Baby Genius licensing program.

      Jewelry and other sales decreased 50% ($544,498) to $536,061 for the twelve months ended December 31, 2000 from $1,080,559 for the twelve months ended December 31, 1999. The reduction in sales was a result of reduced marketing efforts as management focused on developing the music business.

      Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, commissions relating to licensing revenues and provisions for obsolescence of inventory. Cost of sales for music products was 43% of music sales ($328,993) for the twelve months ended December 31, 2000 compared to 24% for the same period in 1999. The resulting decrease in profit margin to 57% for the twelve months ended December 31, 2000 from 76% for the twelve months ended December 31, 1999, was due to special promotional offers to customers purchasing from our web site and the lowering of our retail sales price in September, which affected seasonal fourth quarter sales. Cost of sales for jewelry products and other sales was 87% ($467,613) of related sales compared to 93% ($1,008,902) for the same period in 1999. For the twelve months ended December 31, 2000, we made provision for inventory obsolescence of $235,000. Of this provision, $207,000 relates to the Wunder Boner product line and $28,000 to Baby Genius products made obsolete by the introduction of new packaging graphics.

      Sales and marketing expenses consist of costs for consultants, marketing personnel and promotional activities. Sales and marketing expenses decreased by 47% ($503,140) to $566,805 for the twelve months ended December 31, 2000 from $1,069,945 for the twelve months ended December 31, 1999. These decreases are as a result of our declining to renew our contract with our spokesperson, and in addition conserving funds by not retaining consultants engaged in prior periods.

      Infomercial expenses of $53,750 incurred in the twelve months ended December 31, 1999 related to costs for the Astrology Network product line. In March 1999, management decided not to develop this product line.

      Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius web site and product line. Product and web development costs increased by 118% ($282,749) to $522,804 for the twelve months ended December 31, 2000 from $240,055 for the twelve months ended December 31, 1999. The increase was primarily due to expenses in the development of the Baby Genius web site and product line costs including the introduction of new packaging graphics.

      General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses increased by 10% ($163,728) to $1,818,083 for the twelve months ended December 31, 2000 from $1,654,355 for the twelve months ended December 31, 1999. This increase was due to a rise in personnel costs and audit, accounting, legal and professional fees related to audited financial statements for 1999, preparation and filing of our Forms 10-SB, 10-KSB and other filings with the Securities and Exchange Commission, and services related to fund raising activities. The cost of these expenses was partially offset by our conserving funds in the area of office administrative and other general corporate expenses.

      Interest expense consists of costs related to debentures, short-term loans and stock subject to rescission. Interest expense decreased by 60% ($38,245) to $25,230 for the twelve months ended December 31, 2000 from $63,475 for the twelve months ended December 31, 1999. This decrease reflects a reduction in loans in 2000 compared with the prior year. In addition $14,750 of interest expense was accrued in 2000 in respect of redeemable common stock compared with $38,787 in 1999.

      Our net loss increased $553,894 to $2,633,292 in 2000 from $2,079,398 in
1999. As a result of this loss and the losses incurred since 1997, we accrued a net operating loss carryforward as of December 31, 2000, of $6,943,000 and $3,472,000 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2012 and 2002, respectively. Because we anticipate significant expenditures with respect to implementing our business plan, including our Internet e-commerce business, it is uncertain that we will be sufficiently profitable, if at all, during the net operating loss carryforward period to realize the deferred income tax asset. These factors, among others as discussed in Note 10 to the financial statements, raise substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

      Since 1997, we have incurred significant losses. Our primary source of cash is the sale of shares of our common stock. We hold no significant cash balances. We issue shares in private placements at a discount to the then-current market price (as resales of privately-placed shares are restricted under the Securities Act, which reduces their liquidity and accordingly their value as compared to freely-trading shares on the open market). The number of shares and share prices disclosed below reflect the reverse stock split which occurred on April 10, 2001.

      In 2000, we received cash from accredited investors in two private placement offerings under Regulation D of the Securities Act. These funds were used for accounts payable and other working capital requirements. In May 2000, we completed a private placement under which we issued 471,667 shares at a price of $2.00 per share, and raised $815,100 net of finders' fees, legal costs and shares issued in payment of a Company loan of $52,400 owed to an investor in the private placement. In October 2000, we commenced a private placement offering under which we issued 304,200 shares at a price of $1.00 per share and raised $304,200 net of finders' fees and legal costs. In addition, we received $191,250 from the issuance of convertible debentures, $211,600 net from loans from officers and shareholders and $174,250 from the exercise of options net of costs and subscriptions receivable. Our liquidity is further constrained by the fact that $420,323 of proceeds from sales of securities is subject to possible repayment. We project that on an adjusted basis we will be cash-flow positive from operations in the fourth quarter of 2001. Such projections do not, however, take into account the possible repayment of the $420,323 plus accrued interest of $53,537, that we may be obligated to pay in connection with certain repurchases, as described in detail in the section under "Risk Factors" headed "Costs of Repurchasing Certain Shares". If our sales decline or we are unable to sell shares to fund operations and obligatory share repurchases, we would reduce our overhead expenses and take other appropriate cost-cutting measures.

      In March 2001, we commenced a private placement of shares under Regulation D of the Securities Act and raised net proceeds of $283,500 to provide financing for the production of new video and music products and other working capital requirements. We have also retained a consultant to help us raise funds through private placements of our common shares on a "best efforts" basis over the short and medium term, as well as to provide investor relations services. No assurance can be made that the consultant will succeed in raising further cash in a timely manner or at all. The retention is on a non-exclusive basis and we are actively seeking funds from other sources.
A further potential source of short-term financing which we are exploring is the selling of our accounts receivable (factoring) although the costs of such financing are expensive.

      In March 1999, we entered into an Investment Agreement with MCG which grants MCG the right to purchase up to 375,000 shares of our common stock at a purchase price of $4.00 per share, of which 150,000 shares had been purchased by MCG by April 1999. In December 2000, we terminated the Investment Agreements with MCG, in consideration of which we issued MCG 6,250 shares of common stock.

      Net cash used in operating activities was $1,613,656 and $1,570,056 for the twelve months ended December 31, 2000 and December 31, 1999 respectively. Net operating cash flows for the twelve months ended December 31, 2000 were primarily attributable to operating losses of $2,633,292 partially offset by a decrease in accounts receivable of $238,124, increases in accounts payable of $114,358 and accrued expenses of $103,781, and non-cash charges for depreciation and amortization and stock and options issued for services. Net operating cash flows for the twelve months ended December 31, 1999 were primarily attributable to operating losses of $2,079,398 and an increase in accounts receivable of $319,442 partially offset by non-cash charges for stock issued for services.

      Net cash used in investing activities was $94,599 and $444,893 for the twelve months ended December 31, 2000 and December 31, 1999 respectively. Net cash used in investing activities for the twelve months ended December 31, 2000 was attributable to the development of production masters ($88,205) and the purchase of property and equipment ($6,394). Net cash used in investing activities for the twelve months ended December 31, 1999 of $350,502 was attributable to the production of music masters and other one-time production costs related to the Baby Genius catalogue of twenty music and two video titles. Additionally $94,391 was utilized in the purchase of equipment, primarily computer hardware and software.

      Net cash provided by financing activities was $1,717,550 and $1,929,425 for the twelve months ended December 31, 2000 and December 31, 1999 respectively. For both periods cash provided by financing activities was primarily attributable to proceeds from the issuance of common stock through private placement offerings and was used in product development and marketing of the Baby Genius product line and to provide additional working capital.


ITEM 7. FINANCIAL STATEMENTS

                       GENIUS PRODUCTS, INC. AND SUBSIDIARIES

                             INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        Number
                                                                      ---------

Report of Independent Auditors                                          II-1

Consolidated Balance Sheet                                              II-2

Consolidated Statements of Operations                                   II-3

Consolidated Statements of Stockholders' Deficit                        II-4

Consolidated Statements of Cash Flows                                   II-5

Notes to Consolidated Financial Statements                              II-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Genius Products, Inc.

We have audited the accompanying consolidated balance sheet of Genius Products, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Products, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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



                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 20, 2001


                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                       December 31, 2000
                                                                       -----------------
                                ASSETS

Current assets:

  Cash and equivalents                                                 $         54,928
  Accounts receivable, net of allowance for
      doubtful accounts and sales returns of $217,237                           334,269
  Inventories                                                                   118,869
                                                                       -----------------

   Total current assets                                                         508,066

Property and equipment, net                                                      86,241
Production masters, net of accumulated amortization of $203,641                 235,066
Patents and trademarks, net of accumulated
     amortization of $7,598                                                      26,706
Deposits and other                                                               60,929
                                                                       -----------------

                                                                       $        917,008
                                                                       =================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Convertible debentures                                               $        191,250
  Accounts payable                                                              668,860
  Accrued payroll and related expenses                                           85,270
  Other accrued expenses                                                        146,314
  Loans from shareholders                                                        46,667
                                                                       -----------------

    Total current liabilities                                                 1,138,361

Redeemable common stock                                                         473,860

Commitments and contingencies                                                         -

Stockholders' deficit:
  Common stock, $.001 par value; 25,000,000 shares
  authorized; 3,979,444 shares outstanding                                        3,979
  Additional paid-in capital                                                  6,980,211
  Stock subscription receivable                                                (106,000)
  Accumulated deficit                                                        (7,573,403)
                                                                       -----------------

    Total stockholders' deficit                                                (695,213)
                                                                       -----------------

                                                                       $        917,008
                                                                       =================

        The accompanying notes are an integral part of these consolidated financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                   -----------------------------
                                                       2000             1999
                                                   ------------     ------------


Revenues:
   Music                                           $   766,971      $ 1,221,456
   Jewelry                                             536,061        1,080,559
   Licensing                                            40,984                -
                                                   ------------     ------------
  Total revenues                                     1,344,016        2,302,015
                                                   ------------     ------------

Costs and expenses:
  Cost of sales:
     Music                                             328,993          290,131
     Jewelry                                           467,613        1,008,902
     Licensing                                          11,250                -
     Inventory writedown                               235,000                -
  Sales and marketing                                  566,805        1,069,945
  Infomercial                                                -           53,750
  Product and Web development                          522,804          240,055
  General and administrative                         1,818,083        1,654,355
                                                   ------------     ------------

  Total costs and expenses                           3,950,548        4,317,138
                                                   ------------     ------------

  Loss from operations                              (2,606,532)      (2,015,123)

Interest expense                                       (25,160)         (63,475)
                                                   ------------     ------------

  Loss before provision for income taxes            (2,631,692)      (2,078,598)

Provision for income taxes                              (1,600)            (800)
                                                   ------------     ------------

  Net loss                                         $(2,633,292)     $(2,079,398)
                                                   ============     ============

Basic and diluted loss per common share:

  Net loss per share                               $     (0.80)     $     (0.88)
                                                   ============     ============

Basic and diluted weighted average shares            3,304,868        2,382,800
                                                   ============     ============


        The accompanying notes are an integral part of these consolidated financial statements.


                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                        Common stock          Additional        Stock                           Total
                                   ------------------------     Paid-in      Subscription    Accumulated    Stockholders'
                                     Shares       Amount        Capital       Receivable       Deficit         Deficit
                                   ------------  ----------  --------------  -------------  -------------- ----------------

Balance, December 31, 1998           2,077,266     $ 2,077     $ 2,705,641   $          -    $ (2,860,713)      $ (152,995)

  Shares issued under
    investment agreement               150,000         150         599,850              -               -          600,000
  Shares issued in private
    placement, net of offering costs   128,475         128         551,600              -               -          551,728
  Shares issued in private
    placement, net of offering costs   138,029         138         677,492              -               -          677,630
  Less proceeds from sale of
    shares subject to redemption             -           -        (261,323)             -               -         (261,323)
  Shares issued for services            93,761          94         493,711              -               -          493,805
  Shares issued upon conversion
     of debentures                     100,000         100         199,900              -               -          200,000
  Net loss                                   -           -               -              -      (2,079,398)      (2,079,398)
                                   ------------  ----------  --------------  -------------  -------------- ----------------
Balance, December 31, 1999           2,687,531       2,687       4,966,871              -      (4,940,111)          29,447

  Shares issued in private
    placement, net of offering costs   471,667         472         814,628              -               -          815,100
  Shares issued in private
    placement, net of offering costs   304,200         304         303,896              -               -          304,200
  Shares issued for services            65,421          65         160,843              -               -          160,908
  Shares issued upon conversion
     of loans from shareholders        265,000         265         264,735              -               -          265,000
  Exercise of stock options            185,625         186         350,064              -               -          350,250
  Stock option costs                         -           -         119,174                                         119,174
  Stock subscription receivable              -           -               -       (106,000)              -         (106,000)
  Net loss                                   -           -               -              -      (2,633,292)      (2,633,292)
                                   ------------  ----------  --------------  -------------  -------------- ----------------
Balance, December 31, 2000           3,979,444     $ 3,979     $ 6,980,211     $ (106,000)   $ (7,573,403)      $ (695,213)
                                   ============  ==========  ==============  =============  ============== ================



        The accompanying notes are an integral part of these consolidated financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                          ---------------------------
                                                             2000            1999
                                                          ------------   ------------
Cash flows from operating activities:
  Net loss                                                $(2,633,292)   $(2,079,398)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation and amortization                             166,992         87,819
    Interest expense on redeemable stock                       14,750         38,787
    Bad debt expense                                           13,179         75,004
    Common stock issued for services                          160,908        493,805
    Stock options granted to non-employees for services       119,174              -
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                     224,945       (319,442)
      Inventories                                              56,278        (38,251)
      Other assets                                              8,390         42,747
    Increase (decrease) in:
      Accounts payable                                        114,358         44,319
      Accrued expenses                                        103,781         94,889
                                                          ------------   ------------
    Net cash used by operating activities                  (1,650,537)    (1,559,721)
                                                          ------------   ------------

Cash flows from investing activities:
  Development of production masters                           (88,205)      (350,502)
  Additions to patents and trademarks                         (11,969)       (10,335)
  Purchase of property and equipment                           (6,394)       (94,391)
                                                          ------------   ------------
    Net cash used in investing activities                    (106,568)      (455,228)
                                                          ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures            191,250              -
  Loans from shareholders                                     265,000        100,067
  Proceeds from exercise of options                           244,250              -
  Proceeds from issuance of common stock                    1,119,300      1,829,358
  Repayment of loans from shareholders                        (53,400)             -
                                                          ------------   ------------
    Net cash provided by financing activities               1,766,400      1,929,425
                                                          ------------   ------------

Net increase (decrease) in cash and equivalents                 9,295        (85,524)

Cash and equivalents, beginning of year                        45,633        131,157
                                                          ------------   ------------

Cash and equivalents, end of year                         $    54,928    $    45,633
                                                          ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                             $     4,345    $         -
Income taxes paid                                         $       800    $       800
Debentures converted into common stock                    $   265,000    $   200,000



        The accompanying notes are an integral part of these consolidated financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------

      Nature of business
      ------------------

      Genius Products, Inc. and Subsidiaries (the "Company"), is a producer, publisher and distributor of classical, instrumental and vocal compact disks, cassettes and videos for children under the BABY GENIUS brand name, which sell at retail outlets nationwide, and at numerous e-commerce retail web sites on the Internet. The Company has developed a website to serve as an e-commerce retail and information site with an intended focus on parents, parents-to-be and children.

      The Company also sells, on a wholesale basis, fine and costume jewelry. The Company's major jewelry customer is a U.S. television shopping network. The Company designs its jewelry products and uses independent foreign manufacturing facilities to produce them to the Company's specifications.

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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)
-----------------------------------------------------------------------

      Concentrations of credit risk
      -----------------------------

      In 2000, the largest jewelry and music customer accounted for 93% and 29% of jewelry and music sales, respectively. In 1999, the largest jewelry and music customer accounted for 65% and 34% of jewelry and music sales, respectively. At December 31, 2000, these two customers accounted for 72% of accounts receivable.

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

      Inventories
      -----------

      Inventory consists of finished goods and is valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed. In 2000, the Company recorded inventory writedowns of $235,000; $207,000 related to the Wunder Boner product line which the Company decided not to pursue, and $28,000 related to obsolete Baby Genius packaging.

      Long-lived assets
      -----------------

      Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets using the straight-line method.

      Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including licenses to use certain classical compositions, royalties, recording and design costs, are capitalized and amortized over a three year period from the time a title is initially released, consistent with the estimated timing of revenue for a title. Amortization expense was $136,066 in 2000 and $ 67,575 in 1999.

      Patents and trademarks covering a number of the Company's products are being amortized on a straight line basis over 5 years. Amortization expense was $5,560 in 2000 and $2,038 in 1999.

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

      Fair value of financial instruments
      -----------------------------------

      The carrying amounts of cash and equivalents, accounts receivable, convertible debentures, loans from shareholders, accounts payable, and accrued expenses approximate fair value.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)
--------------------------------------------------------------------------------

      Stock-based compensation
      ------------------------

      The Company has elected to adopt the disclosure provisions only of SFAS 123 and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations.

      Revenue recognition
      -------------------

      Revenues, the related cost of sales, and an allowance for returned goods are recorded upon the shipment of goods.

      Advertising and infomercial costs
      ---------------------------------

      Advertising costs including infomercial costs are expensed as incurred. Advertising costs were $80,034 and $103,920, in 2000 and 1999, respectively.

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

      Loss per share
      --------------

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

      Reclassifications
      -----------------

      Certain items in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    PROPERTY AND EQUIPMENT
----------------------------

                                                                2000          Useful lives
                                                         -------------    ------------------
     Computers and equipment                              $     89,406        3 - 5 years
     Furniture and fixtures                                     27,961        3 - 7 years
     Leasehold improvements                                     25,134     Lesser of lease term
                                                          -------------      or useful life.

                                                               142,501
     Accumulated depreciation and amortization                 (56,260)
                                                          -------------

                                                          $     86,241
                                                          =============


      Depreciation expense was $25,366 in 2000 and $18,206 in 1999.

3.    DEBT
----------

      Convertible Debentures
      ----------------------

      In the fourth quarter of 2000, the Company issued two convertible debentures to an individual investor totaling $191,250. The debentures bear interest at 7%, principal and interest due December 31, 2001. These debentures can be converted into common shares of the Company's common stock at a conversion price of $1.00 per share.

      During 1998, the Company issued two convertible debentures to individual investors totaling $200,000. The debentures were converted into 100,000 shares of the Company's common stock on December 31, 1999, at a conversion price of $2.00 per share. The embedded interest of the conversion feature was estimated to be $200,000, and additional paid-in capital and interest expense of $200,000 were recorded in 1998. In connection with the issuance of these debentures, the Company paid a fee of $20,000 to an individual as a commission. The prepaid loan fee was amortized to interest expense using the effective interest method and was fully expensed by December 31, 1999.

      Loans from Shareholders
      -----------------------

      During 2000, the Company borrowed $265,000 from two shareholders and converted the debt into 265,000 shares of common stock.

      In the fourth quarter of 1999, the Company borrowed a total of $100,067 from two of its shareholders. The notes are due on demand and accrue interest at a rate of 7% per year. The accrued interest is not due until demand for payment is made by the shareholders. One note totaling $53,400 was repaid, and the other note of $46,667 remains outstanding at December 31, 2000. Interest expense in 2000 was $3,294 and in 1999 was $850.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.    COMMON STOCK
------------------

      During 2000, the Company sold 471,667 shares of its common stock at $2.00, pursuant to a private placement, less commissions and offering costs, for net proceeds of $815,100.

      During 2000, the Company sold 304,200 shares of its common stock at $1.00, pursuant to a private placement, less commissions and offering costs, for net proceeds of $304,200.

      During 2000, the Company issued 65,421 shares of common stock for services valued at $160,908.

      During 2000, $265,000 of debt was converted into 265,000 common shares.

      During 2000, options were converted into 185,625 common shares for net proceeds of $350,250.

      In March 1999, the Company entered into an investment agreement with Minnesota Communications Group ("MCG"), an affiliate of Minnesota Public Radio, giving MCG the right to purchase up to 375,000 shares of the Company's common stock at $4.00 per share. During 1999, MCG purchased 150,000 common shares for net proceeds of $600,000. In December 2000, MCG released the Company from the investment agreement.

      During 1999, the Company sold 128,475 shares of its common stock at $5.00, pursuant to a private placement, less commissions and offering costs, for net proceeds of $551,728.

      During 1999, the Company sold 138,029 shares of its common stock at $5.80, pursuant to a private placement, less commissions and offering costs, for net proceeds of $677,630.

      During 1999, the Company issued 93,761 shares of common stock for services valued at $493,805.

      Redeemable common stock
      -----------------------

      During 1999, the Company reviewed certain aspects of its issuances of common stock and determined that during 1997, 1998 and through September 1999, it sold common stock in private placement transactions which may be subject to redemption. The total number of shares subject to redemption at December 31, 2000 was 76,888. Accordingly, additional paid in capital has been reduced by $420,323 to reflect the cumulative amounts subject to redemption. In addition, accrued interest of $53,537 is included in the caption redeemable common stock in the accompanying balance sheet.

      Reverse stock split
      -------------------

      On April 10, 2001, the Board of Directors approved a 1 for 4 reverse stock split of common stock to stockholders of record on that date. Per-share amounts in the accompanying financial statements have been adjusted for the split.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    STOCK OPTIONS
-------------------

      Employees
      ---------

      During 2000, the Company granted options to its employees to purchase a total of 953,750 shares of its common stock at exercise prices of $.80 to $5.12 per share, which exceeded fair market value at the time the options were granted.

      During 1999, the Company granted options to its employees to purchase a total of 357,500 shares of its common stock at exercise prices of $9.00 to $10.52 per share, which exceeded fair market value.

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

                                         2000              1999
                                     -------------    -------------
      Net loss
        As reported                  $ (2,633,292)    $ (2,079,398)
        Pro forma                    $ (3,664,292)    $ (3,835,398)

      Basic and diluted loss
       per share:
        As reported                  $      (0.80)    $      (0.88)
        Pro forma                    $      (1.12)    $      (1.60)


      The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 2000 and 1999, respectively: expected volatility of 50% and 150%, respectively, and risk-free interest of 6.50% and 6.50%, respectively, expected life of 1 to 10 years and no expected dividends for both years. The estimated weighted-average fair value of stock options granted in 2000 and 1999 was $.22 and $1.28, respectively.

      Nonemployees
      ------------

      In 2000, the Company granted options to individuals for services rendered, to purchase a total of 233,135 shares of its common stock at exercise prices from $.80 to $5.00 per share, resulting in the recognition of $119,174 of expense.

      During 1999, the Company granted options to five individuals, for services rendered, to purchase a total of 3,750 shares of its common stock at an exercise price between $9.00 and $10.00 per share.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.    STOCK OPTIONS (CONTINUED)
-------------------------------

      A summary of stock option activity follows:
                                              Weighted                          Weighted
                                              Average                           Average
                               Number      Exercise price    Exercisable     Exercise price
                           -------------   --------------   --------------   --------------
December 31, 1998               631,250         $5.52            37,500         $13.60

Granted                         361,250         $9.60
Exercised                             -             -
Canceled                              -             -
                           -------------   --------------   --------------   --------------

December 31, 1999               992,500         $7.04           672,375         $5.80

Granted                       1,186,885         $2.24
Exercised                      (148,125)        $2.08
Canceled                              -             -
                           -------------   --------------   --------------   --------------

December 31, 2000             2,031,260         $3.48         1,916,260         $3.44
                           =============   ==============   ==============   ==============


      The following information applies to all options outstanding at December
      31, 2000:
                                                               Weighted                          Weighted
                                               Average         average                            average
          Exercise            Options         remaining        exercise          Number          exercise
           Price            Outstanding     life (years)        price          exercisable         price
     -------------------  ---------------- ---------------- ---------------  ---------------- --------------
      $.80 - 1.28                 498,750         1              $ 0.84           498,750           $ 0.84
      $2.16 - 2.44                488,760         9              $ 2.16           476,260           $ 2.16
      $3.92 - 4.36                 23,750         3              $ 4.12            23,750           $ 4.12
      $5.00                       958,750         9              $ 5.00           856,250           $ 5.00
      $9.00 - 10.52                23,750         9              $ 9.80            23,750           $ 9.80
      $13.60                       37,500         8              $13.60            37,500           $13.60
                          ----------------                                   ------------
                                2,031,260                                       1,916,260
                          ================                                   ============


      In February 2000, 337,500 employee options with exercise prices ranging from $9.00-$10.52 were re-priced to $5.00, which exceeded the then current market price.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.    COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Operating leases
      ----------------

      The Company leases certain facilities and automobiles under noncancelable operating leases. Rental expense for 2000 and 1999 was $155,248 and $149,335, respectively.

      As of December 31, 2000, the future minimum rental commitments required under existing noncancelable operating leases are as follows:

         2001                            $ 126,000
         2002                              121,000
         2003                              118,000
         2004                                    -
                                     --------------
                                         $ 365,000
                                     ==============

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

      Agreements with former officer
      ------------------------------

      In October 1999, the Company entered into a severance letter agreement with its former president, Gerald Edick, for a cash bonus totaling $200,000 to be paid in equal installments over one year. On March 1, 2000 the Company entered into a consulting agreement to amend the severance letter agreement. Edick revoked his rights to the cash bonus, and instead was to be paid $14,500 per month through September 30, 2000 in consideration for investor relations and fund raising services.

      Letter of credit
      ----------------

      In September 1998, the Company entered into a letter of credit agreement with its bank. The letter of credit is for $10,000 and is used to satisfy the reserve requirement of the Company's merchant account for processing credit card purchases of the Company's products. The letter of credit is collateralized by a $10,000 certificate of deposit and expired August 21, 2000.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.    RELATED PARTY TRANSACTION
-------------------------------

      Included in deposits and other assets is $21,555 of advances made to two officers of the Company.

8.    INCOME TAXES
------------------

      The provision for income taxes in 2000 and 1999 consists of California income taxes of $800.

      Reasons for differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes are as follows:

      The Company has net operating loss (NOL) carryforwards that can be utilized to offset future taxable income. At December 31, 2000, federal NOL carryforwards totaled approximately $6,943,000. The federal carryforwards expire in various years ending September 30 as follows:

         2011                           $      238,000
         2012                                  435,000
         2018                                1,558,000
         2019                                2,079,000
         2020                                2,633,000
                                        --------------

                                        $    6,943,000
                                        ==============



      In addition the Company has approximately $3,472,000 of state NOL carryforwards that expire in various years through 2005.

      Deferred income taxes at December 31, 2000 and 1999 relate to net operating losses and allowance accounts. A valuation allowance has been established to reduce deferred tax assets to amounts which management believes are more likely than not to be realized.

                                                    2000                1999
                                                 ------------       ------------

      NOL carryforwards                          $ 2,360,000        $ 1,465,000
      Allowance accounts                            (154,000)           (74,000)
                                                 ------------       ------------
      Deferred tax assets                          2,206,000          1,391,000
      Less valuation allowance                    (2,206,000)        (1,391,000)
                                                 ------------       ------------
      Net deferred tax asset                     $         -        $         -
                                                 ============       ============


      The valuation allowance increased by $815,000 in 2000 and $560,000 in 1999.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.    BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
------------------------------------------------------

                                                        2000            1999
                                                    -------------   ------------
Numerator
---------
    Net loss                                        $ (2,633,292)   $(2,079,398)
                                                    =============   ============

Denominator
-----------
    Basic and diluted weighted average number of
    common shares outstanding during the period        3,304,868      2,382,800
                                                    =============   ============

Basic and diluted net loss per share                $      (0.80)   $     (0.88)
                                                    =============   ============

      The effect of the potentially dilutive securities listed below were not included in the computation of diluted loss per share, since to do so would have been anti-dilutive.

      Employee stock options                           1,901,875        951,250
      Non-employee stock options                         129,385         41,250
      Convertible debentures                             191,250              -


10.   MANAGEMENT'S PLANS
------------------------

      The Company has incurred significant losses from operations in each of the last three years, and needs substantial capital to implement its business plan. In addition, as discussed in Note 4, 76,888 shares of common stock issued in private placements is subject to redemption and the Company may be obligated to pay cash of up to $473,860 to these investors.

      The Company has retained a consultant to help raise funds through private placements of common shares on a "best efforts" basis, as well as to provide investor relations services. In March 2001, the Company commenced a private placement of shares under Regulation D of the 1933 Securities Act, to provide financing for the production of new video and music products and other working capital requirements. In addition, the Company has the ability to factor its trade receivables. No assurance can be made that the Company will succeed in raising any funds. Failure to obtain financing will have a material adverse effect on operations and financial condition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

EXECUTIVE OFFICERS

       The executive officers who are not also directors of the Company are as follows:
       NAME                       AGE              POSITION
       ----                       ---              --------
       Klaus Moeller              41               Chairman of the Board and
                                                     Chief Executive Officer
       Deborah L. Cross           46               Director
       Michael Meader             36               Executive Vice President
       Larry Balaban              38               Senior Vice President
       Howard Balaban             41               Senior Vice President
       Alison Elliott             44               Treasurer and Controller

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

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         Form 3 filings for Klaus Moeller, Dorian Lowell and Michael Meader due on January 3, 2000, were filed on March 17, 2000. Minnesota Communications Group and Gerald Edick have not yet filed a Form 3, due on January 3, 2000. No other person, who, at any time during the year ended December 31, 2000, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2000, or any prior years ended December 31. The foregoing is based solely upon a review of Form 3 filings furnished to the Company during the year ended December 31, 2000, certain written representations and shareholders who, to the best of our knowledge, hold 10% or more of Company shares.


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

DIRECTOR COMPENSATION*

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. On March 14, 2000, Deborah Cross was granted 7,500 options to purchase shares of our common stock at an exercise price of $4.40. The market price of our shares on the date of grant was $3.50. The rights to exercise the options vest in full on July 14, 2000, and the options expire as of March 14, 2010.

* The number of shares and share prices disclosed reflect the reverse stock split which occurred on April 10, 2001.

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


                           SUMMARY COMPENSATION TABLE*


                                                 Annual Compensation             Long Term Compensation
                                               ------------------------- ----------------------------------------
                                                                                  Awards              Payouts
                                                                         -------------------------- -------------
                                                              Other      Restricted   Securities
                                                             Annual        Stock      Underlying        LTIP       All Other
 Name and Position       Year       Salary       Bonus    Compensation     Awards    Options/SARs     Payouts     Compensation
                                       $           $            $            $             #             $             $
--------------------- ----------- ------------ ---------- -------------- ----------- -------------- ------------- -------------
Klaus Moeller            2000         150,000/(1)/     0              0           0        137,500             0             0
CEO                      1999         146,000          0              0           0              0             0             0
                         1998         102,000          0              0           0              0             0             0

Dorian Lowell            2000         150,000          0              0           0         87,500             0             0
President                1999          63,249          0              0           0        187,500             0             0
                         1998               0          0              0           0              0             0             0

Michael Meader           2000         150,000/(1)/     0              0           0        137,500             0             0
Executive VP             1999         146,000          0              0           0              0             0             0
                         1998         102,000          0              0           0              0             0             0

Larry Balaban            2000         110,000          0              0           0        237,500             0             0
Senior VP                1999         107,874          0              0           0         75,000             0             0
                         1998               0          0              0           0         12,500             0             0

Howard Balaban           2000         110,000          0              0           0        237,500             0             0
Senior VP                1999         113,892          0              0           0         75,000             0             0
                         1998               0          0              0           0         12,500             0             0

* The number of shares and share prices disclosed reflect the reverse stock split which occurred on April 10, 2001.

(1) During 2000, in response to the Company's limited cash flow, Mr. Moeller and Mr. Meader each agreed to accept approximately $12,000 of their salaries in the form of shares of common stock based upon the closing price of the common stock as of January 2, 2001, which was $0.80. Pursuant to these agreements, each of Mr. Moeller and Mr. Meader shall be issued 14,583 shares of common stock.

         The following table sets forth the options granted, if any, to the persons named in the "Summary Compensation Table" during the Company's fiscal year ended December 31, 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                (INCLUDES OPTIONS REPRICED IN LAST FISCAL YEAR)*

                                INDIVIDUAL GRANTS
--------------------------------------------------------------------------------
                     NUMBER OF      PERCENT OF TOTAL
                     SECURITIES       OPTIONS/SARS
                     UNDERLYING        GRANTED TO      EXERCISE OR
                    OPTIONS/SARS      EMPLOYEES IN      BASE PRICE    EXPIRATION
        NAME        GRANTED (#)      FISCAL YEAR(%)       ($/SH)         DATE
--------------------------------------------------------------------------------

Klaus Moeller         87,500(1)         10%               0.80      05/25/10
                      50,000             5%               0.80      11/18/10

Dorian Lowell         87,500(1)         10%               0.80      05/25/10

Michael Meader        87,500(1)         10%               0.80      05/25/10
                      50,000             5%               0.80      11/18/10

Larry Balaban         87,500(1)         10%               0.80      05/25/10
                     150,000            16%               0.80      11/18/10

Howard Balaban        87,500(1)         10%               0.80      05/25/10
                     150,000            16%               0.80      11/18/10

* The number of shares and share prices disclosed reflect the reverse stock split which occurred on April 10, 2001.

(1) Repriced on November 30, 2000, from an original exercise price of $2.16.


         The following table sets forth information concerning the exercise of stock options by each person named in the "Summary Compensation Table" during the Company's fiscal year ended December 31, 2000, and the value of all exercisable and unexercisable options at December 31, 2000.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES*


                       SHARES                    NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                     ACQUIRED ON      VALUE       UNEXERCISED OPTIONS AT FY-END          IN-THE-MONEY OPTIONS
NAME                  EXERCISE       REALIZED                  (#)                         AT FY-END ($)(1)
                    -------------- ------------- --------------------------------- ---------------------------------
                         ($)           ($)        Exercisable     Unexercisable     Exercisable     Unexercisable
------------------- -------------- ------------- -------------- ------------------ -------------- ------------------
Klaus Moeller            338          994             324,375              0            0              0
Dorian Lowell            338          994             275,800              0            0              0
Michael Meader           338          994             324,375              0            0              0
Larry Balaban            338          994             324,375              0            0              0
Howard Balaban           338          994             324,375              0            0              0


* The number of shares and share prices disclosed reflect the reverse stock split which occurred on April 10, 2001.

(1) Based on the closing price for our common stock at the close of market on December 31, 2000. On December 31, 1999, the price of our common stock was $0.80. The lowest exercise price of any outstanding option was $0.80.

         On February 28, 2000, by a unanimous consent of the board of directors and the committee appointed by the board to manage our non-qualified stock option plan, the board resolved to:

1. reprice 12,500 options previously granted to Larry Balaban on December 1, 1998, from an original exercise price of $10.00 to $5.00;

2. reprice 75,000 options previously granted to Larry Balaban on January 6, 1999, from an original exercise price of $10.00 to $5.00;

3. reprice 12,500 options previously granted to Howard Balaban on December 1, 1998, from an original exercise price of $10.00 to $5.00;

4. reprice 75,000 options previously granted to Howard Balaban on January 6, 1999, from an original exercise price of $10.00 to $5.00;

5. reprice 37,500 options previously granted to Dorian Lowell on August 24, 1999, from an original exercise price of $10.52 to $5.00, and bring forward the date on which the rights to exercise such options became fully vested from March 1, 2000, to January 31, 2000;

6. reprice 37,500 options previously granted to Dorian Lowell on August 24, 1999, from an original exercise price of $10.52 to $5.00, and bring forward the date on which the rights to exercise such options became fully vested from July 1, 2000, to January 31, 2000; and

7. reprice 112,500 options previously granted to Dorian Lowell on September 30, 1999, from an original exercise price of $9.00 to $5.00.

         On October 16, 2000, by a unanimous consent of the board of directors and the committee appointed by the board to manage our non-qualified stock option plan, the board resolved to:

1. reprice 187,500 options granted to Klaus Moeller in previous years from a price of $5.00 to $2.75;

2. reprice 187,500 options granted to Michael Meader in previous years from a price of $5.00 to $2.75;

3. reprice 187,500 options granted to Dorian Lowell in previous years from a price of $5.00 to $2.75;

4. reprice 87,500 options granted to Larry Balaban in previous years from a price of $5.00 to $2.75; and

5. reprice 87,500 options granted to Howard Balaban in previous years from a price of $5.00 to $2.75.

         On November 30, 2000, by a unanimous consent of the board of directors and the committee appointed by the board to manage our non-qualified stock option plan, the board resolved to:

1. reprice 187,500 options granted to Klaus Moeller in previous years from a price of $2.75 to $0.80;

2. reprice 187,500 options granted to Michael Meader in previous years from a price of $2.75 to $0.80;

3. reprice 187,500 options granted to Dorian Lowell in previous years from a price of $2.75 to $0.80;

4. reprice 87,500 options granted to Larry Balaban in previous years from a price of $2.75 to $0.80; and

5. reprice 87,500 options granted to Howard Balaban in previous years from a price of $2.75 to $0.80.

         The closing price of the shares of our common stock on April 5, 2001 was $0.6248 (adjusted for the reverse stock split of April 10, 2001).
Since the original dates of grant, the price of our shares steadily declined.
We believe that we will only retain executives of caliber and experience if they are offered competitive compensation packages.
Because we cannot afford to pay high cash salaries, the granting of options is a critical component of the overall compensation paid to our officers. We believe it is uncompetitive and a disincentive to set the exercise price of options at unreasonable premiums over the market price of the shares on the date of grant. Similarly, a decline in the price of the shares over a period when our executives have made significant contributions which is not offset by a reduction in the exercise price, is, we believe, unfair to those executives. A decline in our share price results in an effective increase in the premium of the exercise price over the market price which penalizes the executives, and is potentially harmful to the Company if the executive then takes the view that his or her overall compensation package is becoming uncompetitive. We will continue to review the exercise prices and vesting dates of options granted to our employees and may reprice and/or change vesting dates as we deem appropriate based on the prevailing price of our shares and our business operations and prospects.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

         The following table sets forth certain information known to the Company with respect to the beneficial ownership of common stock as of April 6, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of common stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group. Except as otherwise listed below, the address of each person is c/o Genius Products, Inc. 11250 El Camino Real, #100, San Diego, California 92130.


  NAME AND ADDRESS OF OWNER                            SHARES BENEFICIALLY OWNED(1)
  -------------------------                              -------------------------
                                                      Number                  Percent(2)
                                                      ------                  ----------
Klaus Moeller, Director                                369,375                6.01%(3)(4)(5)
Deborah L. Cross, Director                                   0                   0%
Dorian Lowell, President                               275,800                4.49%
Michael Meader, Executive Vice President               411,875                6.70%(6)
Larry Balaban, Senior Vice President                   326,313                5.31%
Howard Balaban, Senior Vice President                  326,250                5.31%
Alison Elliott, Treasurer and Controller                28,750                0.47%

All officers and directors as a group (7 persons)    1,738,363               28.29%

--------------------
* The number of shares and share prices reflect the reverse stock split which occurred on April 10, 2001.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 9, 2001 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Does not include 12,500 shares of Common Stock issuable upon exercise of outstanding warrants.


(3) Includes 90,000 shares held by Shelly Moeller (as her sole property), who is the wife of Klaus Moeller. Mr. Moeller disclaims all beneficial ownership of such shares, including all voting, transfer and investment powers relating thereto.

(4) Includes 37,500 shares held by Dorian Lowell as custodian for Tia Moeller, who is the daughter of Klaus Moeller. Mr. Moeller disclaims all beneficial ownership of such shares, including all voting, transfer and investment powers relating thereto.

(5) Includes 37,500 shares held by Dorian Lowell as custodian for Hayden Moeller, who is the son of Klaus Moeller. Mr. Moeller disclaims all beneficial ownership of such shares, including all voting, transfer and investment powers relating thereto.

(6) Includes 25,000 shares held by Suzanne Meader, who is the wife of Michael Meader.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The number of shares and share prices disclosed below reflect the reverse stock split which occurred on April 10, 2001.

         In September 1999, Gerald Edick, a co-founder of ITM, left the Company and resigned as President and as a member of the Company's Board of Directors. In consideration of his services, we entered into a severance letter agreement on October 26, 1999 with Mr. Edick under which we agreed to pay him a severance of $200,000 in equal installments over one year, and continue his medical benefits until September 30, 2000, unless he independently secured medical benefits before that date. We also agreed to allow Mr. Edick to retain all of his options to purchase 187,500 shares of our common stock which were granted to him on December 7, 1997, and which fully vested on January 1, 1999.

         On March 1, 2000, we entered into a Consulting Agreement with Gerald Edick to revise the terms on which we entered into the severance letter of October 26, 1999. Pursuant to the Consulting Agreement, Mr. Edick has irrevocably revoked his rights to the cash bonus and other benefits under the severance letter. Mr. Edick will, however, retain his options to purchase 187,500 shares of our common stock as set forth in the severance letter. Under the Consulting Agreement, Mr. Edick was to be paid $14,500 per month from March 1 through September 30, 2000, in consideration for investor relations and fundraising services to be performed by Mr. Edick.

         On December 31, 2000, Dorian Lowell left the Company and resigned as President. Mr. Lowell will retain his options to purchase 275,800 shares of our common stock.

         We currently have employment and change of control agreements in effect for our senior executives. We are presently negotiating extensions of these Agreements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

10.27           Executive Employment Agreement with Alison Elliott***
10.28           Change of Control Agreement with Alison Elliott***
10.29           Consulting Agreement with Gerald Edick***
10.30           Production Agreement with Richard Perry*****
10.31           Representation Agreement with Global Icons*****
10.32           Consulting Agreement with Johnny Drummond+
10.33           Stock Option Agreement with Klaus Moeller+
10.34           Stock Option Agreement with Dorian Lowell+
10.35           Stock Option Agreement with Michael Meader+
10.36           Stock Option Agreement with Larry Balaban+
10.37           Stock Option Agreement with Howard Balaban+
10.38           Stock Option Agreement with Alison Elliott+
10.39           License Agreement with Jakks Pacific, Inc.
10.40           License Agreement with Catton Apparel Group
10.41           License Agreement with J. Wasson Enterprises, Inc.
10.42 Settlement Agreement (Investment Agreement) with American Public Media Group(formerly known as Minnesota Communications Group)
10.43 Settlement Agreement (Shareholders Agreement) with American Public Media Group(formerly known as Minnesota Communications Group)
10.44           Production Agreement with James Sommers
23.1             Consent of independent auditors

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

         (b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of fiscal 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENIUS PRODUCTS, INC.,
                                         a Nevada Corporation


April 17, 2001                        By: /s/ Klaus Moeller
                                         ---------------------------------------
                                         Klaus Moeller, Chief Executive Officer,
                                         Chairman of the Board and Interim CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Klaus Moeller        Chief Executive Officer, Chairman of    April 17, 2001
----------------------    the Board and Interim CFO
 Klaus Moeller


 /s/ Deborah L. Cross     Director                                April 17, 2001
----------------------
 Deborah L. Cross