Form 10QSB
period 2001-03-31
GENIUS PRODUCTS INC
filed 2001-05-03
CIK 1098016

       AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________

                        Commission file number 000-27915

                              GENIUS PRODUCTS, INC.
                              ---------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 632,027 shares outstanding of the registrant's Common Stock as of April 30, 2001.

Transitional small business disclosure format (check one): Yes  [ ]  No  [X]

================================================================================

                              GENIUS PRODUCTS, INC.


                                      INDEX

                                                                            PAGE

PART I           Financial Information                                        3

   Item 1  Financial Statements                                               3

           Condensed Consolidated Balance Sheet at March 31, 2001
                  (unaudited)                                                 3
           Condensed Consolidated Statements of Operations
                  For the Three Months Ended March 31, 2001
                  and March 31, 2000 (unaudited)                              4
           Condensed Consolidated Statements of Cash Flow
                  For the Three Months Ended March 31, 2001
                  and March 31, 2000 (unaudited)                              5
           Notes to Condensed Consolidated Financial Statements (unaudited)   6

   Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         6

PART II         Other Information                                             8

   Item 1  Legal Proceedings                                                  8

   Item 2  Changes in Securities and Use of Proceeds                          8

   Item 3  Defaults Upon Senior Securities                                    8

   Item 4  Submission of Matters to a Vote of Security Holders                8

   Item 5  Other Information                                                  8

   Item 6  Exhibits and Reports on Form 8-K                                   8

SIGNATURES                                                                    10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                     GENUIS PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                  MARCH 31, 2001
                                                                  --------------
                          ASSETS

Current assets:
 Cash and equivalents                                             $      76,904
 Accounts receivable, net of allowance for
   doubtful accounts and sales returns of $247,237                      181,388
 Inventories                                                            119,114
                                                                  --------------
   Total current assets                                                 377,406

 Property and equipment, net of accumulated depreciation
   of $62,869                                                            79,631
 Production masters, net of accumulated amortization
   of $240,658                                                          220,549
 Patents and trademarks, net of accumulated
   amortization of $9,860                                                35,390
 Deposits and other                                                      57,819
                                                                  --------------
                                                                  $     770,795
                                                                  ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Convertible Debentures                                           $      10,000
 Loans from shareholders                                                 66,667
 Accounts payable                                                       703,443
 Accrued payroll and related expenses                                    85,547
 Accrued other expenses                                                 200,517
                                                                  --------------
   Total current liabilities                                           1,066,174

Redeemable common stock                                                 480,160

Commitments and contingencies                                                 -

Stockholders' deficit:
 Common stock, $.001 par value; 6,250,000 shares
 authorized: 4,531,472 shares outstanding                                 4,531
 Additional paid-in capital                                           7,517,956
 Stock subscriptions receivable                                        (106,000)
 Accumulated deficit                                                 (8,192,026)
                                                                  --------------
   Total stockholders' deficit                                         (775,539)
                                                                  --------------
                                                                  $     770,795
                                                                  ==============

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED MARCH 31,
                                             -----------------------------------
                                                  2001                2000
                                             ---------------     ---------------

Revenues:
   Music                                     $      219,888      $      246,330
   Licensing                                         10,060                   -
   Jewelry/Other                                     58,433             117,350
                                             ---------------     ---------------
   Total revenues                                   288,381             363,680
                                             ---------------     ---------------

Costs and expenses:
 Cost of sales:
   Music                                             92,556              80,660
   Licensing                                          2,250                   -
   Jewelry/Other                                     49,061              97,843
 Sales and marketing                                187,640             219,459
 Product and web development                        134,926             160,621
General and administrative                          384,101             507,246
                                             ---------------     ---------------
   Total costs and expenses                         850,534           1,065,829
                                             ---------------     ---------------

   Loss from operations                            (562,153)           (702,149)

Interest expense                                    (55,670)            (3,991)
                                             ---------------     ---------------

   Loss before provision for income taxes          (617,823)           (706,140)

Provision for income taxes                             (800)               (800)
                                             ---------------     ---------------

   Net loss                                  $     (618,623)     $     (706,940)
                                             ===============     ===============

Basic and diluted loss per common share:

   Net loss per share                        $        (0.14)     $        (0.25)
                                             ===============     ===============

   Basic and diluted weighted average shares      4,354,377           2,852,366
                                             ===============     ===============

                      GENIUS PRODUCTS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                             2001        2000
                                                         ----------   ----------
Cash flows from operating activities
      Net loss                                           $(618,623)   $(706,940)
      Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                         45,889       34,567
      Common stock issued for services                      87,771       43,673
      Changes in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable                                  152,881      310,384
      Inventories                                             (245)     (41,069)
      Deposits and other                                     3,110        4,957
      Increase (decrease) in:
      Accounts payable                                      34,583     (197,605)
      Accrued payroll and other expenses                   105,056       35,606
                                                         ----------   ----------
      Net cash used by operating activities               (189,578)    (516,427)
                                                         ----------   ----------

Cash flows from investing activities
      Patents and trademarks                               (10,946)      (5,010)
      Development of production masters                    (22,500)      (7,401)
      Purchase of property and equipment                         -       (6,852)
                                                         ----------   ----------
      Net cash used in investing activities                (33,446)     (19,263)
                                                         ----------   ----------

Cash flows from financing activities:
      Proceeds from loans from shareholders                 20,000            -
      Proceeds from issuance of common stock                15,000      530,100
      Proceeds from issuance of convertible debt           210,000            -
                                                         ----------   ----------
      Net cash provided by financing activities            245,000      530,100
                                                         ----------   ----------

Net (decrease) increase in cash and equivalents             21,976       (5,590)

Cash at beginning of period                                 54,928       45,633
                                                         ----------   ----------

Cash at end of period                                    $  76,904    $  40,043
                                                         ==========   ==========

Non-cash investing and financing activities:
      Repayment of loans and interest by issuance
      of common stock                                    $ 435,526    $  52,400
                                                         ==========   ==========

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

         The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2000. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTE A TO THE FINANCIAL STATEMENTS INCLUDED ABOVE. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

         The three months ended March 31, 2001.

         Revenues consist primarily of music (Baby Genius) product sales to wholesale customers and via the internet to retail customers, and charges to customers for shipping and handling, net of product returns and discounts. The company also recognizes royalty revenue related to licensing the Baby Genius trademark. In addition, revenues include sales of jewelry products, net of returns.

         Total revenues decreased by 21% ($75,299) to $288,381 for the three months ended March 31, 2001 from $363,680 for the three months ended March 31, 2000. Music sales decreased 11% ($26,442) to $219,888 for the three months ended March 31, 2001 from $246,330 for the three months ended March 31, 2000. In the first quarter of 2000 the company promoted its music products through a special offer on its web site. This promotion was not repeated in the first quarter of 2001. In the three months ended March 31, 2001 the company recognized licensing revenues of $10,060 relating to our Baby Genius licensing program. There were no licensing revenues for the three months ended March 31, 2000. Jewelry and other sales decreased 50% ($58,917) to $58,433 for the three months ended March 31, 2001 from $117,350 for the three months ended March 31, 2000. The reduction in sales was as a result of reduced marketing efforts as management focused on developing the music business.

         Cost of sales consist primarily of the costs of products sold to customers, packaging and shipping costs and commissions relating to licensing revenues. Cost of sales for music products was 42% of music sales ($92,556) for the three months ended March 31, 2001 compared to 33% of music sales ($80,660) for the same period in 2000. The resulting decrease in profit margin to 58% for the three months ended March 31, 2001 from 67% for the three months ended March 31, 2000, was due the lowering of our retail price and sales made at on a non-returns basis at discounted prices. Cost of sales for jewelry products and other sales was 84% ($49,061) of related sales for the three months ended March 31, 2001 compared to 83% ($97,843) for the same period in 2000.

         Sales and marketing expenses consist of costs for consultants, marketing personnel and promotional activities. Sales and marketing expenses decreased by 14% ($31,819) to $187,640 for the three months ended March 31, 2001 from $219,459 for the three months ended March 31, 2000. This decrease is due to the company declining to renew our contract with our spokesperson and declining to retain consultants engaged in prior periods.

         Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius web site and product line. Product and web development costs decreased by 16% ($25,695) to $134,926 for the three months ended March 31, 2001 from $160,621 for the three months ended March 31, 2000. This decrease is primarily due to a reduction in web site development.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses decreased by 24% ($123,145) to $384,101 for the three months ended March 31, 2001 from $507,246 for the three months ended March 31, 2000. This decrease was primarily due to the Company's initiating cost-cutting measures.

         Interest expense consists of costs related to debentures and other short-term loans. Interest expense increased by $51,679 to $55,670 for the three months ended March 31, 2001 from $3,991 for the three months ended March 31, 2000. This increase primarily reflects an increase in debentures and other short-term debt, all of which was subsequently converted into equity.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2001 we obtained financing primarily through the issuance of short-term convertible debt raising cash proceeds of $210,000. The Company has retained a consultant to help us raise funds through private placements of our common shares on a "best efforts" basis over the short and medium term, as well as provide investor relations services. No assurance can be made that the consultant will succeed in raising further cash in a timely manner or at all. The retention is on a non-exclusive basis and we are actively seeking funds from other sources.

         Net cash used in operating activities was $189,578 and $516,427 for the three months ended March 31, 2001 and March 31, 2000 respectively. Net operating cash flows for the three months ended March 31, 2001 were primarily attributable to operating losses of $618,623 offset by a decrease in accounts receivable of $152,881, an increase in accounts payable and accrued expenses of $139,639 and non-cash charges for depreciation and amortization, and common stock issued for services. Net operating cash flows for the three months ended March 31, 2000 were primarily attributable to operating losses of $706,940 and a decrease in accounts payable of $197,605 offset by a decrease in acounts receivable of $310,384 and non-cash charges for depreciation and amortization, and common stock issued for services.

         Net cash used in investing activities was $33,446 and $19,263 for the three months ended March 31, 2001 and March 31, 2000 respectively. Cash used in investing activities for the three months ended March 31, 2001 was attributable to the development of production masters ($22,500) and filing trade marks ($10,946) in respect of the Baby Genius product line. Cash used in investing activities for the three months ended March 31, 2000 was attributable to the purchase of property and equipment ($6,852), the development of production masters ($7,401), and filing trade marks ($5,010) in respect of the Baby Genius product line.

         Net cash provided by investing activities was $245,000 and $530,100 for the three months ended March 31, 2001 and March 31, 2000 respectively. Cash provided by investing activities for the three months ended March 31, 2001 was primarily attributable to proceeds from the issuance of short-term convertible debt. Cash provided by investing activities for the three months ended March 31, 2000 was attributable to proceeds from the issuance of common stock through private placement offerings.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of conducting business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in our Form 1O-KSB for the year ended December 31, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from January 1, 2001 through the date of this filing, we issued a total of 632,027 shares, of which (a) 15,000 restricted shares were issued at a price of $1.00 per share for net proceeds of $15,000, to accredited investors pursuant to a private placement under Section 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"), (b) 435,526 shares were issued for the conversion of short-term debt and interest of $435,526 and (c) an aggregate of 181,501 unregistered shares pursuant to a number of agreements with third-party consultants and service providers and related parties issued under Section 4 (2) of the Securities Act. All proceeds were used for working capital purposes.

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

   Exhibit No.                                Description
   -----------                                -----------

10.10           Change of Control Executive Employment Agreement with Klaus
                Moeller*
10.11           Senior Executive Employment Agreement with Dorian Lowell*
10.12           Change of Control of Executive Employment Agreement with Dorian
                Lowell*
10.13           Senior Executive Employment Agreement with Michael Meader*
10.14           Change of Control of Executive Employment Agreement with Michael
                Meader*
10.15           Executive Employment Agreement with Larry Balaban*
10.16           Change of Control of Executive Employment Agreement with Larry
                Balaban*
10.17           Executive Employment Agreement with Howard Balaban*
10.18           Change of Control of Executive Employment Agreement with Howard
                Balaban*
10.19           Executive Employment Agreement with Vinko Kovac*
10.20           Change of Control of Executive Employment Agreement with Vinko
                Kovac*
10.21           License Agreement with Sasha St. Clair*
10.22           Letter Agreement with Gerald Edick*
10.23           Form of License Agreement with Naxos of America, Inc.*
10.24 Financial Public Relations Letter of Agreement with Porter, LeVay & Rose, Inc.**
10.25           License Agreement with Boomerang Marketing, Inc/*
10.26 Service(s) Agreement with Cost Care, Inc. (dba Unicare Managed Care Services)**
10.27           Executive Employment Agreement with Alison Elliott***
10.28           Change of Control Agreement with Alison Elliott***
10.29           Consulting Agreement with Gerald Edick***
10.30           Production Agreement with Richard Perry*****
10.31           Representation Agreement with Global Icons*****
10.32           Consulting Agreement with Johnny Drummond+
10.33           Stock Option Agreement with Klaus Moeller+
10.34           Stock Option Agreement with Dorian Lowell+
10.35           Stock Option Agreement with Michael Meader+
10.36           Stock Option Agreement with Larry Balaban+
10.37           Stock Option Agreement with Howard Balaban+
10.38           Stock Option Agreement with Alison Elliott+
10.39           License Agreement with Jakks Pacific, Inc.++
10.40           License Agreement with Catton Apparel Group++
10.41           License Agreement with J. Wasson Enterprises, Inc.++
10.42 Settlement Agreement(Investment Agreement) with American Public Media Group(formerly known as Minnesota Communications Group)++
10.43 Settlement Agreement(Settlement Agreement) with American Public Media Group(formerly known as Minnesota Communications Group)++
10.44           Production Agreement with James Sommers++

-----------------
* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999.
** Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915), Amendment No. 1, on Form 10-SB filed with the SEC on December 17, 1999.
***      Incorporated by reference from the exhibits included with the Company's

         Form 10-KSB (No. 000-27915) filed with the SEC on April 14, 2000.
**** Incorporated by reference from the exhibits included with the Company's Form 10-KSB (No. 000-27915), Amendment No. 1, filed with the SEC on May 1, 2000.
***** Incorporated by reference from the exhibits included with the Company's Form 10-QSB (No. 000-27915), Amendment No. 1, filed with the SEC on May 18, 2000.

+ Incorporated by reference from the exhibits included with the Company's Form 10-QSB (No. 000-27915), filed with the SEC on August 14, 2000.
++ Incorporated by reference from the exhibits included with the Company's Form 10-KSB (No. 000-27915), filed with the SEC on April 17, 2001.

         (b)      REPORTS ON FORM 8-K

         The following is a list of Current Reports on Form 8-K filed by the Company during the first quarter of the year ended December 31, 2001.

         A current report on Form 8-K, (Item 5 - Other Events), dated April 10, 2001 was filed reporting a one-for-four reverse stock split of the Company's authorized shares of common stock.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GENIUS PRODUCTS, INC.,
                                           a Nevada Corporation


                                           By: /s/ Klaus Moeller
May __, 2001                                  ---------------------------------
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


 /s/ Klaus Moeller         Chief Executive Officer, Chairman        May __, 2001
----------------------     of the Board and Interim CFO
 Klaus Moeller


 /s/ Deborah L. Cross      Director                                 May __, 2001
----------------------
 Deborah L. Cross