Form 10KSB/A
period 2000-12-31
GENIUS PRODUCTS INC
filed 2001-05-24
CIK 1098016

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
  Common stock, $.001 par value; 6,250,000 shares
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


                                           GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                        Common stock          Additional        Stock                           Total
                                   ------------------------     Paid-in      Subscription    Accumulated    Stockholders'
                                     Shares       Amount        Capital       Receivable       Deficit         Deficit
                                   ------------  ----------  --------------  -------------  --------------  ---------------

Balance, December 31, 1998           2,077,266     $ 2,077     $ 2,705,641   $          -   $  (2,860,713)  $     (152,995)

  Shares issued under
    investment agreement               150,000         150         599,850              -               -          600,000
  Shares issued in private
    placement, net of offering costs   128,475         128         551,600              -               -          551,728
  Shares issued in private
    placement, net of offering costs   138,029         138         677,492              -               -          677,630
  Less proceeds from sale of
    shares subject to redemption             -           -        (261,323)             -               -         (261,323)
  Shares issued for services            93,761          94         493,711              -               -          493,805
  Shares issued upon conversion
     of debentures                     100,000         100         199,900              -               -          200,000
  Net loss                                   -           -               -              -      (2,079,398)      (2,079,398)
                                   ------------  ----------  --------------  -------------  --------------  ---------------
Balance, December 31, 1999           2,687,531       2,687       4,966,871              -      (4,940,111)          29,447

  Shares issued in private
    placement, net of offering costs   471,667         472         814,628              -               -          815,100
  Shares issued in private
    placement, net of offering costs   304,200         304         303,896              -               -          304,200
  Shares issued for services            65,421          65         160,843              -               -          160,908
  Shares issued upon conversion
     of loans from shareholders        265,000         265         264,735              -               -          265,000
  Exercise of stock options            185,625         186         350,064              -               -          350,250
  Stock option costs                         -           -         119,174                                         119,174
  Stock subscription receivable              -           -               -       (106,000)              -         (106,000)
  Net loss                                   -           -               -              -      (2,633,292)      (2,633,292)
                                   ------------  ----------  --------------  -------------  --------------  ---------------
Balance, December 31, 2000           3,979,444   $   3,979   $   6,980,211   $   (106,000)  $  (7,573,403)  $     (695,213)
                                   ============  ==========  ==============  =============  ==============  ===============

                                    The accompanying notes are an integral part of these
                                             consolidated financial statements.

                                                            II-4

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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.    BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
------------------------------------------------------

                                                        2000            1999
                                                    -------------   ------------
Numerator
- ---------
    Net loss                                        $ (2,633,292)   $(2,079,398)
                                                    =============   ============

Denominator
- -----------
    Basic and diluted weighted average number of
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

10.27           Executive Employment Agreement with Alison Elliott***
10.28           Change of Control Agreement with Alison Elliott***
10.29           Consulting Agreement with Gerald Edick***
10.30           Production Agreement with Richard Perry*****
10.31           Representation Agreement with Global Icons*****
10.32           Consulting Agreement with Johnny Drummond+
10.33           Stock Option Agreement with Klaus Moeller+
10.34           Stock Option Agreement with Dorian Lowell+
10.35           Stock Option Agreement with Michael Meader+
10.36           Stock Option Agreement with Larry Balaban+
10.37           Stock Option Agreement with Howard Balaban+
10.38           Stock Option Agreement with Alison Elliott+
10.39           License Agreement with Jakks Pacific, Inc.++
10.40           License Agreement with Catton Apparel Group++
10.41           License Agreement with J. Wasson Enterprises, Inc.++
10.42 Settlement Agreement (Investment Agreement) with American Public Media Group(formerly known as Minnesota Communications Group)++
10.43 Settlement Agreement (Shareholders Agreement) with American Public Media Group(formerly known as Minnesota Communications Group)++
10.44           Production Agreement with James Sommers++
23.1            Consent of independent auditors++

- ------------------
* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999.
** Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915), Amendment No. 1, on Form 10-SB filed with the SEC on December 17, 1999.
*** Incorporated by reference from the exhibits included with the Company's Form 10-KSB (No. 000-27915) filed with the SEC on April 14, 2000.
**** Incorporated by reference from the exhibits included with the Company's Form 10-KSB (No. 000-27915), Amendment No. 1, filed with the SEC on May 1, 2000.
***** Incorporated by reference from the exhibits included with the Company's Form 10-QSB (No. 000-27915), Amendment No. 1, filed with the SEC on May 18, 2000.
+ Incorporated by reference from the exhibits included with the Company's Form 10-QSB (No. 000-27915), filed with the SEC on August 14, 2000.
++       Previously filed.


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

                                         GENIUS PRODUCTS, INC.,
                                         a Nevada Corporation


May 24, 2001                        By: /s/ Klaus Moeller
                                         ---------------------------------------
                                         Klaus Moeller, Chief Executive Officer,
                                         Chairman of the Board and Interim CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Klaus Moeller        Chief Executive Officer, Chairman of     May 24, 2001
----------------------    the Board and Interim CFO
 Klaus Moeller


 /s/ Deborah L. Cross     Director                                 May 24, 2001
----------------------
 Deborah L. Cross