Form 10QSB
period 2001-06-30
GENIUS PRODUCTS INC
filed 2001-08-20
CIK 1098016

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

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 4,646,183 shares outstanding of the registrant's Common Stock as of June 30, 2001.

Transitional small business disclosure format (check one): Yes  [ ]  No  [X]

================================================================================

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I           Financial Information                                        3

   Item 1  Financial Statements                                               3

           Condensed Consolidated Balance Sheet at June 30, 2001
                  (unaudited)                                                 3
           Condensed Consolidated Statements of Operations
                  For the Three Months Ended June 30, 2001
                  and June 30, 2000 (unaudited)                               4
           Condensed Consolidated Statements of Operations
                  For the Six Months Ended June 30, 2001
                  and June 30, 2000 (unaudited)                               5
           Condensed Consolidated Statements of Cash Flow
                  For the six Months Ended June 30, 2001
                  and June 30, 2000 (unaudited)                               6
           Notes to Condensed Consolidated Financial Statements (unaudited)   7

   Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7

PART II         Other Information

   Item 1  Legal Proceedings                                                  9

   Item 2  Changes in Securities and Use of Proceeds                          9

   Item 3  Defaults Upon Senior Securities                                    9

   Item 4  Submission of Matters to a Vote of Security Holders                9

   Item 5  Other Information                                                  9

   Item 6  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                   11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   JUNE 30, 2001
                                                                   -------------
ASSETS

Current assets
     Cash and equivalents                                           $    40,785
     Accounts receivable, net of allowance for
            doubtful accounts and sales returns of $ 185,532             84,442
     Inventories                                                        174,842
                                                                    ------------
            Total current assets                                        300,069

     Property and equipment, net of accumulated depreciation
            of $69,480                                                   74,633
     Production masters, net of accumulated amortization of
            $263,759                                                    187,882
     Patents and trademarks, net of accumulated
            amortization of $11,523                                      33,727
     Deposits and other                                                  67,082
                                                                    ------------

                                                                    $   663,393
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities
        Loans from shareholders                                     $   171,667
        Convertible debentures                                           60,000
        Accounts payable                                                819,969
        Accrued payroll and related expenses                             79,278
        Accrued other expenses                                          327,543
                                                                    ------------

            Total current liabilities                                 1,458,457

     Redeemable common stock                                            480,161

     Commitments and contingencies                                            -

     Stockholders' deficit:
        Common stock, $.001 par value; 25,000,000 shares
        authorized: 4,646,183 shares outstanding                          4,646
        Additional paid-in capital                                    7,609,609
        Stock subscription receivable                                  (106,000)
        Accumulated deficit                                          (8,783,480)
                                                                    ------------
            Total stockholders' deficit                              (1,275,225)
                                                                    ------------

                                                                    $   663,393
                                                                    ============

          The notes are an integral part of these financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED....
--------------------------------------------------------------------------------

                                                   JUNE 30, 2001   JUNE 30, 2000
                                                     ----------      ----------
Revenues
     Music                                           $  28,175       $ 313,254
     Licensing                                          10,182          37,500
     Jewelry, other                                     91,156         132,855
                                                     ----------      ----------

     Total revenues                                    129,513         483,609

COSTS AND EXPENSES
     Cost of sales
        Music                                           84,350         126,551
        Licensing                                            -          11,250
        Jewelry, other                                  76,935          86,619
     Sales and marketing                                90,983         184,904
     Product and web development                        85,469          92,270
     General and administrative                        360,946         423,641
                                                     ----------      ----------

     Total costs and expenses                          698,683         925,235
                                                     ----------      ----------

     Loss from operations                             (569,170)       (441,626)

Gain on disposal                                             -              70
Interest expense                                       (22,284)         (1,480)
                                                     ----------      ----------

     Loss before provision for income taxes           (591,454)       (443,036)

Provision for income taxes                                   -               -
                                                     ----------      ----------

     Net loss                                        $(591,454)      $(443,036)
                                                     ==========      ==========

Basic and diluted loss per common share:
     Net loss per share                              $   (0.13)      $   (0.15)
                                                     ==========      ==========

     Basic and diluted weighted average shares       4,577,065       2,947,504
                                                     ==========      ==========

          The notes are an integral part of these financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE SIX MONTHS ENDED....
--------------------------------------------------------------------------------

                                                 JUNE 30, 2001     JUNE 30, 2000
                                                  ------------      ------------
Revenues
     Music                                        $   248,064       $   559,585
     Licensing                                         20,242            37,500
     Jewelry, other                                   149,589           250,205
                                                  ------------      ------------

     Total revenues                                   417,895           847,290

COSTS AND EXPENSES
     Cost of sales
        Music                                         176,914           207,211
        Licensing                                       2,250            11,250
        Jewelry, other                                125,989           184,462
     Sales and marketing                              278,624           404,363
     Product and web development                      220,394           252,891
     General and administrative                       745,047           930,887
                                                  ------------      ------------

     Total costs and expenses                       1,549,218         1,991,064
                                                  ------------      ------------

     Loss from operations                          (1,131,323)       (1,143,774)

Gain on disposal                                                             70
Interest expense                                      (77,954)           (5,471)
                                                  ------------      ------------

     Loss before provision for income taxes        (1,209,277)       (1,149,175)

Provision for income taxes                                800               800
                                                  ------------      ------------

     Net loss                                     $(1,210,077)      $(1,149,975)
                                                  ============      ============

Basic and diluted loss per common share:
     Net loss per share                           $     (0.27)      $     (0.39)
                                                  ============      ============

     Basic and diluted weighted average shares      4,491,824         2,983,768
                                                  ============      ============

          The notes are an integral part of these financial statements.


GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED....
----------------------------------------------------------------------------------------------

                                                               JUNE 30, 2001     JUNE 30, 2000
                                                                ------------      ------------
Cash flows from operating activities
     Net loss                                                   $(1,210,077)      $(1,149,975)
     Adjustments to reconcile net loss to net cash used by
     operating activities:
        Depreciation and amortization                                91,177            41,499
        Common stock issued for services                            179,539            70,640
        Changes in assets and liabilities:
        (Increase) decrease in:
        Accounts receivable                                         249,827           383,780
        Inventories                                                 (55,973)          (11,248)
        Deposits and other                                           (6,153)           (5,271)
        Increase (decrease) in:
        Accounts payable                                            151,109          (150,557)
        Accrued payroll and other expenses                          225,815            84,555
                                                                ------------      ------------

     Net cash used by operating activities                         (374,736)         (736,577)
                                                                ------------      ------------

Cash flows from investing activities
     Patents and trademarks                                         (10,946)          (10,468)
     Development of production masters                              (26,850)                -
     Purchase of property and equipment                              (1,611)           (6,393)
                                                                ------------      ------------

     Net cash used in investing activities                          (39,407)          (16,861)
                                                                ------------      ------------

Cash flows from financing activities
     Payments on notes payable                                            -            (1,000)
     Borrowings on notes payable                                    125,000           810,100
     Proceeds from issuance of convertible debt                     260,000                 -
     Proceeds from issuance of common stock                          15,000                 -
     Exercise of stock options                                            -            27,000
                                                                ------------      ------------

     Net cash provided by financing activities                      400,000           836,100
                                                                ------------      ------------

Net increase (decrease) in cash and equivalents                     (14,143)           82,662

Cash at beginning of period                                          54,928            45,633
                                                                ------------      ------------

Cash at end of period                                           $    40,785       $   128,295
                                                                ============      ============

     Non-cash investing and financing activities:
        Payment of loans by issuance of common stock            $   435,526       $    52,400
                                                                ============      ============

               The notes are an integral part of these financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         The three and six months ended June 30, 2001.

         Revenues consist primarily of music (Baby Genius) product sales to wholesale customers and via the internet to retail customers, and charges to customers for shipping and handling, net of product returns and discounts. For the quarter ended June 30, 2001 the company recognized royalty revenue related to licensing the Baby Genius trademark. In addition, revenues include sales of jewelry products, net of returns.

         Total revenues decreased 73% ($354,096) to $129,513 for the three months ended June 30, 2001 from $483,609 for the three months ended June 30, 2000. Total revenues decreased 51% ($429,395) to $417,895 for the six months ended June 30, 2001 from $847,290 for the six months ended June 30, 2000.

         Music sales decreased by 91% ($285,079) to $28,175 for the three months ended June 30, 2001 from $313,254 for the three months ended June 30, 2000. Music sales decreased 56% ($311,521) to $248,064 for the six months ended June 30, 2001 from $559,585 for the six months ended June 30, 2000. The decrease was largely due to the lack of funding which did not allow us to develop new products. We also received an unusually large amount of returns as we changed out old packaging for new artwork in accordance with our style guide. We have now finished the redesign of our packaging and are in the process of developing new titles and releasing our latest video, The Four Seasons. Jewelry and other sales decreased 31% ($41,699) to $91,156 for the three months ended June 30, 2001 from $132,855 for the three months ended June 30, 2000. Jewelry and other sales decreased 40% ($100,616) to $149,589 for the six months ended June 30, 2001 from $250,205 for the six months ended June 30, 2000. We have seen strong jewelry ord ers for the third quarter and are expecting further orders for the fourth quarter. For both periods, the reduction in sales was also the result of reduced marketing efforts in the jewelry area.

         Cost of sales consist primarily of the costs of products sold to customers and packaging and shipping costs and commissions relating to licensing revenues. Cost of sales for music products was 299% of music sales ($84,350) and 71% of music sales ($176,914) for the three and six months ended June 30, 2001 compared to 40% ($126,551) and 37% ($207,211) for the same periods in 2000. The significant loss associated with music sales was a result of the packaging update and related costs. Cost of sales for jewelry products and other sales was 84% of related sales ($76,935) and 84% of related sales ($125,989) for the three and six months ended June 30, 2001 respectively compared to 65% ($86,619) and 74% ($184,462) for the same periods in 2000.

         Sales and marketing expenses consist of costs for consultants, marketing personnel and promotional activities. Sales and marketing expenses decreased by 51% ($93,921) to $90,983 for the three months ended June 30, 2001 from $184,904 for the three months ended June 30 2000. Sales and marketing expenses decreased by 31% ($125,739) to $278,624 for the six months ended June 30, 2001 from $404,363 for the six months ended June 30, 2000. The decrease reflects the lack of funding available for all activities.

         Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius web site and product line. Product and web development costs decreased by 7% ($6,801) to $85,469 for the three months ended June 30, 2001 from $92,270 for the three months ended June 30, 2000. Product and web development expenses decreased by 13% ($32,497) to $220,394 for the six months ended June 30, 2001 from $252,891 for the six months ended June 30, 2000.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses decreased by 15% ($62,695) to $360,946 for the three months ended June 30, 2001 from $423,641 for the three months ended June 30, 2000. This decrease is primarily a result of a decrease in administrative salaries and related expenses due to the reduction of staff. General and administrative expenses for the six months ended June 30, 2001 decreased by 20% ($185,840) to $745,047 from $930,887 for the six months ended June 30, 2000.

         Interest expense consists of costs related to short and long-term loans and debentures. Interest expense increased by 1406% ($20,804) to $22,284 for the three month period ended June 30, 2001 from $1,480 for the three month period ended June 30, 2000. Interest expense increased by 1325% ($72,483) to $77,954 for the six months ended June 30, 2001 from $5,471 for the six months ended June 30, 2000. The increases in both periods reflect the increase in short-term loans and other borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended June 30, 2001 we obtained financing primarily through the issuance of additional short-term convertible debt raising cash proceeds of $50,000. The Company has retained a consultant to help us raise funds through private placements of our common shares on a "best efforts" basis over the short and medium term, as well as provide investor relations services. No assurance can be made that the consultant will succeed in raising further cash in a timely manner or at all. The retention is on a non-exclusive basis and we are actively seeking funds from other sources.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of conducting business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in our Form 1O-KSB for the year ended December 31, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from January 1, 2001 through the date of this filing, we issued a total of 666,739 shares, of which (a) 15,000 restricted shares were issued at a price of $1.00 per share for net proceeds of $15,000, to accredited investors pursuant to a private placement under Section 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"), (b) 435,526 shares were issued for the conversion of short-term debt and interest of $435,526 and (c) an aggregate of 216,213 unregistered shares pursuant to a number of agreements with third-party consultants and service providers and related parties issued under Section 4 (2) of the Securities Act. All proceeds were used for working capital purposes.

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

         (b)      REPORTS ON FORM 8-K

         The following is a list of Current Reports on Form 8-K filed by the Company during the first half of the year ended December 31, 2001.

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

                                           GENIUS PRODUCTS, INC.,
                                           a Nevada Corporation

                                           By: /s/ Klaus Moeller
August 17, 2001                               ---------------------------------
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

 /s/ Klaus Moeller         Chief Executive Officer, Chairman     August 17, 2001
----------------------     of the Board and Interim CFO
 Klaus Moeller

 /s/ Deborah L. Cross      Director                              August 17, 2001
----------------------
 Deborah L. Cross