Form 10QSB
period 2001-09-30
GENIUS PRODUCTS INC
filed 2001-11-19
CIK 1098016

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

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,954,353 shares outstanding of the registrant's Common Stock as of November 12, 2001.

Transitional small business disclosure format (check one): Yes  [ ]  No  [X]

================================================================================

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I           Financial Information                                        3

   Item 1  Financial Statements                                               3

           Condensed Consolidated Balance Sheet at September 30,2001
                  (unaudited)                                                 3
           Condensed Consolidated Statements of Operations
                  For the Three Months Ended September 30, 2001
                  and September 30, 2000 (unaudited)                          4
           Condensed Consolidated Statements of Operations
                  For the nine Months Ended September 30, 2001
                  and September 30, 2000 (unaudited)                          5
           Condensed Consolidated Statements of Cash Flow
                  For the nine Months Ended September 30, 2001
                  and September 30, 2000 (unaudited)                          6
           Notes to Condensed Consolidated Financial Statements (unaudited)   7

   Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7

PART II         Other Information

   Item 1  Legal Proceedings                                                  9

   Item 2  Changes in Securities and Use of Proceeds                          9

   Item 3  Defaults Upon Senior Securities                                    9

   Item 4  Submission of Matters to a Vote of Security Holders                9

   Item 5  Other Information                                                  9

   Item 6  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                   11

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                                        2001
                                                                    ------------
ASSETS

Current assets
     Cash and equivalents                                           $    51,566
     Accounts receivable, net of allowance for
        doubtful accounts and sales returns of $47,958                  163,492
     Inventories                                                        154,437
                                                                    ------------
            Total current assets                                        369,495

     Property and equipment, net of accumulated depreciation
        of $76,091                                                       69,522
     Production masters, net of accumulated amortization
        of $286,860                                                     204,545
     Patents and trademarks, net of accumulated
        amortization of $13,185                                          32,064
     Deposits and other                                                  88,687
                                                                    ------------

                                                                    $   764,313
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
        Loans from shareholders                                     $    91,667
        Convertible debentures                                           60,000
        Accounts payable                                                726,720
        Accrued payroll and related expenses                             79,702
        Accrued other expenses                                          301,863
                                                                    ------------

            Total current liabilities                                 1,259,952

     Redeemable common stock                                            487,421

     Commitments and contingencies                                           --

     Stockholders' deficit:
        Common stock, $.001 par value; 25,000,000 shares
        authorized: 5,942,577 shares outstanding                          5,943
        Additional paid-in capital                                    8,382,492
        Unamortized stock options                                            --
        Stock subscription receivable                                  (106,000)
        Accumulated deficit                                          (9,265,495)
                                                                    ------------
            Total stockholders' deficit                                (983,060)
                                                                    ------------

                                                                    $   764,313
                                                                    ============

        The accompanying notes are an integral part of these statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                         2001            2000
                                                     ------------   ------------

Revenues
     Music                                           $   141,463    $    79,146
     Licensing                                               108             --
     Jewelry, other                                      225,329        186,451
                                                     ------------   ------------

     Total revenues                                      366,900        265,597
                                                     ------------   ------------

COSTS AND EXPENSES
     Cost of sales
        Music                                            207,403         23,890
        Licensing                                            750             --
        Jewelry, other                                   146,929        165,608
     Sales and marketing                                  91,425         53,360
     Product and web development                          63,610         93,251
     General and administrative                          326,934        420,633
                                                     ------------   ------------

     Total costs and expenses                            837,051        756,742
                                                     ------------   ------------

     Loss from operations                               (470,151)      (491,145)

Gain on disposal                                              --             --
Interest expense                                         (11,864)       (11,505)
                                                     ------------   ------------

     Loss before provision for income taxes             (482,015)      (502,650)

Provision for income taxes                                    --             --
                                                     ------------   ------------

     Net loss                                        $  (482,015)   $  (502,650)
                                                     ============   ============

Basic and diluted loss per common share:
     Net loss per share                              $     (0.09)   $     (0.17)
                                                     ============   ============

     Basic and diluted weighted average shares         5,266,606      2,999,721
                                                     ============   ============

        The accompanying notes are an integral part of these statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                         2001           2000
                                                     ------------   ------------

Revenues
     Music                                           $   389,526    $   638,731
     Licensing                                            20,350         37,500
     Jewelry, other                                      374,918        436,656
                                                     ------------   ------------

     Total revenues                                      784,794      1,112,887
                                                     ------------   ------------

COSTS AND EXPENSES
     Cost of sales
        Music                                            384,317        231,101
        Licensing                                          3,000         11,250
        Jewelry, other                                   272,917        350,070
     Sales and marketing                                 370,050        457,723
     Product and web development                         284,004        346,142
     General and administrative                        1,071,981      1,351,520
                                                     ------------   ------------

     Total costs and expenses                          2,386,269      2,747,806
                                                     ------------   ------------

     Loss from operations                             (1,601,475)    (1,634,919)

Gain on disposal                                              --             70
Interest expense                                         (89,818)       (16,976)
                                                     ------------   ------------

     Loss before provision for income taxes           (1,691,293)    (1,651,825)

Provision for income taxes                                   800            800
                                                     ------------   ------------

     Net loss                                        $(1,692,093)   $(1,652,625)
                                                     ============   ============

Basic and diluted loss per common share:
     Net loss per share                              $     (0.36)   $     (0.54)
                                                     ============   ============

     Basic and diluted weighted average shares         4,753,821      3,060,265
                                                     ============   ============

        The accompanying notes are an integral part of these statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------

                                                           2001           2000
                                                       ------------   ------------

Cash flows from operating activities
     Net loss                                          $(1,692,093)   $(1,652,625)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
        Depreciation and amortization                      136,468         80,395
        Common stock issued for services                   236,229        153,508
        Stock option costs                                                 13,624
        Changes in assets and liabilities:
        (Increase) decrease in:
        Accounts receivable                                170,777        390,145
        Inventories                                        (35,568)       (47,679)
        Deposits and other                                 (27,758)       (38,295)
        Increase (decrease) in:
        Accounts payable                                    57,860       (244,172)
        Accrued payroll and other expenses                 149,981        110,685
                                                       ------------   ------------

     Net cash used by operating activities              (1,004,104)    (1,234,414)
                                                       ------------   ------------

Cash flows from investing activities
     Patents and trademarks                                (10,946)       (11,969)
     Development of production masters                     (80,531)            --
     Purchase of property and equipment                     (3,111)        (6,393)
                                                       ------------   ------------

     Net cash used in investing activities                 (94,588)       (18,362)
                                                       ------------   ------------

Cash flows from financing activities
     Payments on notes payable                                  --         (1,000)
     Borrowings on notes payable                           125,000        265,000
     Proceeds from issuance of convertible debt            260,000             --
     Proceeds from issuance of common stock                710,330        810,100
     Exercise of stock options                                  --        163,750
                                                       ------------   ------------

     Net cash provided by financing activities           1,095,330      1,237,850
                                                       ------------   ------------

Net increase (decrease) in cash and equivalents             (3,362)       (14,926)

Cash at beginning of period                                 54,928         45,633
                                                       ------------   ------------

Cash at end of period                                  $    51,566    $    30,707
                                                       ============   ============

     Non-cash investing and financing activities:
        Payment of loans by issuance of common stock   $   545,526    $   317,400
                                                       ============   ============

        The accompanying notes are an integral part of these statements.

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

         The three and nine months ended September 30, 2001.

         Revenues consist primarily of music (Baby Genius) product sales to wholesale customers and via the internet to retail customers, and charges to customers for shipping and handling, net of product returns and discounts. The company recognizes royalty revenue related to licensing the Baby Genius trademark. In addition, revenues include sales of jewelry products, net of returns.

         Total revenues increased 38% ($101,303) to $366,900 for the three months ended September 30, 2001 from $265,597 for the three months ended September 30, 2000. Total revenues decreased 29% ($328,093) to $784,794 for the nine months ended September 30, 2001 from $1,112,887 for the nine months ended September 30, 2000.

         Music sales increased 79% for the three months in 2001 compared to the three months of 2000, largely due to the finalization of the returns as we changed out old packaging for new artwork in accordance with our style guide. We have now finished the redesign of our packaging and are developing new titles, shipping the new style and releasing our latest video, The Four Seasons. We are seeing increasing music orders in the fourth quarter as a result of the changes and completion of new licensing and distribution agreements. Jewelry and other sales increased 21% ($38,878) to $225,329 for the three months ended September 30, 2001 from $186,451 for the three months ended September 30, 2000. Jewelry and other sales decreased 14% ($61,738) to $374,918 for the nine months ended September 30, 2001 from $436,656 for the nine months ended September 30, 2000. We have seen strong jewelry orders for the third quarter and are expecting continued strength in this line into the fourth quarter despite the reduction in marketing efforts. We plan to discontinue the jewelry line in 2002.

         Cost of sales consist primarily of the costs of products sold to customers and packaging and shipping costs and commissions relating to licensing revenues. Cost of sales for music products has been negatively affected by the costs associated with the packaging update, returns and related costs. In addition, in this quarter we took an inventory write down of $150,000 related to the old packaging in inventory. We also took an additional $30,000 allowance for returns. Cost of sales for jewelry products and other sales has decreased to 65% (146,929) and 73% (272,917) for the three and nine months ended September 30, 2001 respectively compared to 80% ($165,608) and 89% ($350,070) for the same periods in 2000. This is due to a renegotiation of terms with our primary customer.

         Sales and marketing expenses consist of costs for consultants, marketing personnel and promotional activities. Sales and marketing expenses increased by 59% ($31,248) to $64,608 for the three months ended September 30, 2001 from $53,360 for the three months ended September 30, 2000 reflecting the use of current funding in this area. Sales and marketing expenses decreased by 21% ($94,490) to $363,233 for the nine months ended September 30, 2001 from $457,223 for the nine months ended September 30, 2000. The decrease reflects the lack of funding available for all activities for most of the year.

         Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius web site and product line. Product and web development costs decreased by 32% ($29,641) to $63,610 for the three months ended September 30, 2001 from $93,251 for the three months ended September 30, 2000. Product and web development expenses decreased by 18% ($62,138) to $284,004 for the nine months ended September 30, 2001 from $346,142 for the nine months ended September 30, 2000. Because our web site is now complete, we expect all resources budgeted for this area to go toward new product development.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses decreased by 22% ($93,699) to $326,934 for the three months ended September 30, 2001 from $420,633 for the three months ended September 30, 2000. This decrease is primarily a result of a decrease in administrative salaries and related expenses due to the reduction of staff. General and administrative expenses for the nine months ended September 30, 2001 decreased by 21% ($279,539) to $1,071,981 from $1,351,520 for the nine months ended September 30, 2000.

         The 3% increase in interest expense for the third quarter over a year ago reflects increased borrowing for operations. We expect that both short and long term borrowing will increase substantially as we complete our proposed funding agreements in the fourth quarter. If completed as expected, the funding will secure our operations through 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended September 30, 2001 we obtained financing primarily through the issuance of additional common shares in private placements for cash proceeds of $710,330. The Company has retained a consultant to help us raise funds through private placements of our common shares on a "best efforts" basis over the short and medium term, as well as provide investor relations services. No assurance can be made that the consultant will succeed in raising further cash in a timely manner or at all. The retention is on a non-exclusive basis and we are actively seeking funds from other sources. We have, however, obtained $312,600 in the fourth quarter and we believe additional funding of up to $2,000,000 could be in place in the first quarter, 2002.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of conducting business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in our Form 1O-KSB for the year ended December 31, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from January 1, 2001 through September 30, 2001, we issued a total of 1,571,989 shares, of which (a) 15,000 restricted shares were issued at a price of $1.00 per share for net proceeds of $15,000, and 767,750 shares at a price of $.80 per share for net proceeds of $710,330 to accredited investors pursuant to private placements under Section 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"),
(b) 573,025 shares were issued for the conversion of short-term debt and interest of $545,526 and (c) an aggregate of 287,076 unregistered shares pursuant to a number of agreements with third-party consultants and service providers and related parties issued under Section 4 (2) of the Securities Act. All proceeds were used for working capital purposes.

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

                                           GENIUS PRODUCTS, INC.,
                                           a Nevada Corporation

                                           By: /s/ Klaus Moeller
November 13, 2001                              ---------------------------------
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

 /s/ Klaus Moeller         Chief Executive Officer, Chairman     November 19, 2001
----------------------     of the Board and Interim CFO
 Klaus Moeller

 /s/ Deborah L. Cross      Director                              November 19, 2001
----------------------
 Deborah L. Cross




