Form 10KSB
period 2001-12-31
GENIUS PRODUCTS INC
filed 2002-04-16
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

          (Mark One)
          (X)        Annual Report Under Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 2001

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Revenues for fiscal year 2001 were $1,349,000.

          The aggregate market value of voting stock held by non-affiliates of the registrant was $20,718,434 as of April 10, 2002 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the OTC Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

          There were 11,383,755 shares outstanding of the registrant's Common Stock as of April 10, 2002.

       Transitional small business disclosure format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A. With the exception of those portions which are specifically incorporated by reference in the Form 10-KSB Annual Report, the Proxy Statement for the 2002 Annual Meeting is not deemed to be filed as a part of this Report.

          Specified exhibits are listed in Part III of this report at page [__].

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

          We are a producer, publisher and distributor of classical, instrumental and vocal compact disks ("CDs"), cassettes and videos for children under the Baby Genius brand name, which sell at retail outlets nationwide and at numerous-commercial retail websites on the Internet. We currently produce 24 CD and cassette titles, and three video titles. The trademark Baby Genius is registered, allowed or pending in the United States across a wide range of baby and child product categories. We publish the Baby Genius website at www.BabyGenius.com where visitors can buy Baby Genius products and obtain free information on pregnancy, childcare, parenting and other matters related to child development.

          Our corporate mission is to develop Baby Genius, Kid Genius and other "Genius" names into premiere brand names across a broad range of baby and child product categories. We plan to develop and publish additional music and other educational and entertaining CDs, cassettes and videos under the Baby Genius name. We also plan to publish CD-ROMs, DVDs and other interactive media for babies and children under these brand names. We have licensed the Baby Genius name to a number of third-party companies that will produce toys, books, apparel and other products. We intend to continue to seek manufacturers of top quality baby and child products who are interested in licensing the Baby Genius and Kid Genius names.

          Our business model projects revenues from three sources: retail sales of our music CDs and cassettes; licensing revenues from the licensing and merchandising of products under the Baby Genius and other "Genius" brand names; and revenues from our video distribution agreement with Warner Home Video.

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

          The original business of ITM/ITMC involved the design, development and distribution of semi-precious and precious gemstone and costume jewelry. Since 1997, however, the jewelry business has experienced increased competition, erosion of profit margins and a decline in sales. While we continue to sell our jewelry products, jewelry sales in 2001 represented less than 35% of our revenues and contributed a gross margin of 22%. Even though we have reached agreement for several new jewelry markets, we have shifted our focus and resources to lines of business involving the Baby Genius product line discussed below, which we believe have greater potential for profitability.

BABY GENIUS PRODUCTS

          In September 1998, we commenced development of a line of classical music CDs and cassettes for children under the Baby Genius brand name. This was inspired by a proclamation by the Governor of Georgia, Zell Miller, which stated that all newborn children should receive a free classical CD or cassette as a gift from the state, to enhance the child's intellectual development and well-being. This was validated by certain published reports indicating that classical music could play an important role in a child's mental development.
We were also attracted by the gross margins associated with CDs, cassettes and videos. We now publish, distribute and license a line of musical CDs, cassettes and videos for children under the Baby Genius brand name, and publish a website at www.BabyGenius.com.

          The Baby Genius CDs and cassettes come in three series: Classical, Instrumental/Relaxation and Vocal. The 12 titles in the Classical Series are Bedtime Beethoven, Best of the IQ Builder, Brain Power, Breakfast with Bach, Classics for Intelligence, Classical Vitamins, It's a Boy!, It's a Girl!, Learn with Vivaldi, Magic Mozart, Night-Night Classics and one sampler title. Each CD/cassette has over 50 minutes of baroque and classical music played by top orchestras, ensembles and soloists.

          The five titles in the Instrumental Series are Lulla-Drive for the Car, Nature Experience, Sweet Dreams Lullabies, Sleepytime and one sampler title. The three titles in the Vocal Series are Children's Songs, Favorite Nursery Rhymes, and Sing, Dance, Play. Two Christmas titles were released in December 1999, Classical Christmas and Christmas Sleighride.

          We produce three Baby Genius videos: Mozart & Friends, Mozart & Friends Sleepytime, and The Four Seasons, all released in 2001. The videos contain real-life and animated images accompanied by classical music.

          We are producing 2 new videos with the San Diego Zoo and San Diego Wild Animal Park, which introduce infants and children to animals from around the globe. The titles are World Famous San Diego Zoo and Animal Adventures. We expect to release these new titles in 2002.

OTHER PRODUCTS

          We continue to produce a line of Jade and Gemstone Jewelry that is sold over the Home Shopping Network under our Sanuk brand. We had planned to sell the jewelry business during the year 2001; however it continued to provide some operating revenues and the new customers provide some incentive to maintain the jewelry line for another year.

ENDORSEMENTS AND AWARDS

          The Baby Genius product line was endorsed by Public Radio Music Source and Minnesota Public Radio ("MPR"), a subsidiary of Minnesota Communications Group ("MCG"). MCG funded a portion of the Baby Genius development costs and has been instrumental in assisting us to obtain classical music licenses. MPR and MCG are both shareholders of the Company.

          The quality of our products has been recognized. In March 1999, CBS This Morning chose the Baby Genius line of CDs as one of the "Best Products for Mother's Day." In September 1999, the Baby Genius CD Nature Experience received the 1999 National Parenting Publications Gold Award. All three videos have won the Film Advisory Board's Award of Excellence. The video titles Mozart & Friends and Mozart & Friends Sleepytime are approved by Kid First! for the Coalition for Quality Children's Media. The titles Favorite Nursery Rhymes and Night Night Classics received a Parents' Choice Award from the Parents' Choice
Foundation.

DISTRIBUTION

          Our Baby Genius product line is distributed through our own distribution center in Iowa and also through several national distributors.

          We have been approached by a number of distributors wishing to distribute Baby Genius products in overseas markets including Canada (where we already have sales), Mexico, Europe, Australia, New Zealand, Singapore, Central America, Middle East, and South Africa. We have entered into distribution agreements with companies located in the Philippines, Argentina and Chile, and with the Australian Broadcasting Corporation in Australia and New Zealand. While we hope to enter into relationships with other international distributors, there can be no assurance that any such relationships will be entered into or, if we enter into any such relationships, that it will result in profitable or any international sales.

          During 2002 we entered into an exclusive production and distribution agreement with Warner Home Video, a division of Time Warner Entertainment Company. The Warner agreement provides Warner with exclusive worldwide distribution rights for our videos, except for certain titles in Argentina, Australia, Chile, Hong Kong, New Zealand, the Philippines and Singapore. Under the Warner agreement, we expect that at least two new Baby Genius video titles will be produced and distributed each year; however, fewer titles may be released if market conditions so warrant or under other circumstances. We pledged all of our rights in our videos to Warner as security for our obligations under the Warner agreement.

          Baby Genius products are currently available at retail outlets nationwide, including mass retail stores such as Sams, Shopko, Pamida and Meijers; children's toy stores such as Toys R Us, Babies R Us and Zany Brainy; music and video stores such as Blockbuster, Hollywood Video and Musicland/Sam Goody stores; book stores such as Borders and Barnes & Noble and other non-traditional outlets. Baby Genius products are also sold on numerous Internet websites including leading music, book and toy sites, such as Amazon.com, Borders.com and KBToys.com.

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

THIRD-PARTY LICENSES

          We license our classical music from Naxos of America, Inc. The license agreements terminate upon the expiration of the copyright of the music, which is held by Naxos, or upon our discontinuation of the product line.

COPYRIGHTS, TRADEMARKS AND LICENSES

          We own the copyright to all of the music used in our Baby Genius Instrumental Relaxation Series and Vocal Series. We have applied for trademarks under the Baby Genius, Kid Genius and other Genius names across a range of product categories. As of April 8, 2002, the status of our applications for Baby Genius and Kid Genius are as listed below.

------------------------------ ---------------------------- --------------------------- ----------------------------
Mark                           Registered                   Allowed                     Pending
------------------------------ ---------------------------- --------------------------- ----------------------------
Baby Genius                    Music                        Baby food
                               Books                        Bed clothing
                               Clothing                     Cartoon characters
                               Toys                         Infant cradles and
                                                            furniture
                                                            Infant carriers
                                                            Potties and baths
                                                            School book bags
                                                            Baby bags
                                                            Children's car seats
                                                            Baby bottles
------------------------------ ---------------------------- --------------------------- ----------------------------
Kid Genius                                                                              Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Child Genius                   Music
                               Books
                               Clothing
                               Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Little Genius                  Music
                               Books
                               Clothing
                               Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Parent Genius                                                                           Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Got Baby                                                                                Advertising
------------------------------ ---------------------------- --------------------------- ----------------------------
Genius Gear                                                 Clothing
------------------------------ ---------------------------- --------------------------- ----------------------------
Pet Tunes                                                                               Music
------------------------------ ---------------------------- --------------------------- ----------------------------
Motor City Music                                                                        Music
------------------------------ ---------------------------- --------------------------- ----------------------------
Genius Products                Wholesale and retail
                               services for general
                               merchandise and
                               advertising.
------------------------------ ---------------------------- --------------------------- ----------------------------
Genius Entertainment                                                                    Music
------------------------------ ---------------------------- --------------------------- ----------------------------




------------------------------ ---------------------------- --------------------------- ----------------------------
Mark                           Registered                   Allowed                     Pending
------------------------------ ---------------------------- --------------------------- ----------------------------
Dj the Dinosaur                                                                         Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Harmony the Kitty                                                                       Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Major the Dog with the                                                                  Music
Golden Ears                                                                             Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Oboe the Monkey                                                                         Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Rhythm the Rabbit                                                                       Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Vinko the Dancing Bear                                                                  Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Tempo the Tiger                                                                         Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------

          We have applied for registration of the Baby Genius name in Canada, Mexico and the countries of the European Union for product categories covering music videos, books, clothing, music and toys.

          We believe that the brand names Baby Genius, Kid Genius and other related family of Genius names and marks we have listed have significant licensing potential across a broad range of products. In June 2000, we entered into a master licensing representation agreement with Global Icons, LLC. Through representation by Global Icons, we have entered into license agreements with the following companies:


          LICENSEE                 PRODUCT             ROYALTY          EXPIRATION DATE          TERRITORY
                                                          %
Jakks Pacific, Inc             Master Toy            7 escalating           6/30/04              Worldwide

Catton Apparel Group           Apparel                   6-8                5/31/04            North America

J. Wasson & Associates         Diaper Bag                 8                 12/31/03           North America

          In addition, we have signed a letter of intent for a license agreement with Penguin/Putnam to publish a series of twelve Baby Genius books over a three-year period, with American Marketing Enterprises for the manufacture of sleepwear, and with NYCE Kids for infant care products. While we will actively pursue these agreements, no assurance can be made that we will succeed on favorable terms or at all. We have pledged our rights regarding our video titles to Warner Home Viedo in connection with our entry into a production and distribution agreement with Warner Home Video. See "Distribution."

          We exhibited the Baby Genius brand with Global Icons, LLC at the Licensing International 2001 show in New York City in June 2001. We also have plans to exhibit at this show in 2002.

SUPPLIERS AND COMPLIANCE WITH ENVIRONMENTAL LAWS

          We are able to obtain our CDs, cassettes and videos from a variety of suppliers. These items are readily available and we would not expect our production to be seriously affected by failure of any one supplier.

          We are not aware of any environmental laws that affect our business.

OTHER PRODUCTS

          Our original business involved distributing and marketing semi-precious and precious gemstone and costume jewelry. Due to a decline in jewelry sales towards the end of 1998 and the beginning of 1999, and as a result of the growth in the Baby Genius product line, we believe it will be in our best interests to eventually sell the jewelry business. In order to focus on the Baby Genius business, we hope to sell it at some future date. No formal plan, however, to divest or wind up the jewelry business has yet been adopted by management.

INTERNET BUSINESS

          In March 2000, we reformatted and re-launched our website www.BabyGenius.com. Visitors to the website can obtain free content and information on a range of child-related matters, including pregnancy and child-care issues. In addition visitors can purchase the full range of Baby Genius products. The objective of our website is to develop a vertical portal in the baby sector that provides to our visitors a comprehensive range of content, products and services in the three areas we believe to be of most concern to parents: the health and well-being, and education of their children.

          In addition to generating Internet revenues from sales of our own products, we intend to generate sales from the receipt of referral fees from the recommendations of third-party products, the receipt of commissions from procuring sales of third-party products and the sale of banner ads and other web-based advertising.

          Our current website customer database holds over 71,000 names, addresses, e-mail addresses and credit card numbers of the visitors who responded to our TV promotional offers or who bought Baby Genius products from our website. Continued activity in this arena adds a very desirable, and potentially profitable, market.

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

          With respect to Internet websites, there are numerous websites that are devoted exclusively to the delivery of content, products, services and features within the baby sector, including Babycenter.com, IBaby.com, Babyserv.com, Babystyle.com and Parenthoodweb.com. These websites have a competitive advantage over our website to the extent they are now established as the leading websites with the highest traffic in the baby/parent Internet sector. In addition, the companies operating these websites have greater financial resources, which can be used exclusively for the development of their e-commerce business.

          There are also a number of companies that offer jewelry products similar to the ones that our companies manufacture at similar price-points to the Home Shopping Network.

RISKS RELATED TO OUR BUSINESS

          FORWARD-LOOKING STATEMENTS. Some of the information in this document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," and "continue" or similar words. You should read statements that contain these words carefully because they:

          -         discuss our future expectations;
          - contain projections of our future results of operations or of our financial condition; and
          -         state other "forward-looking" information.

          We believe it is important to communicate our expectations. There may be events in the future, however, that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this annual report could have an adverse effect on our business, results of operations and financial condition.

          WE ARE DEPENDENT UPON SHORT-TERM FINANCING. We are dependent on obtaining short-term financing to sustain operations. We are currently operating at a loss and have negative cash flow. The credit terms we extend to our customers are more favorable than those we have with our vendors and service providers, and we have insufficient cash balances to sustain losses. Accordingly, we have to finance our working capital requirements by selling shares of our common stock for cash or in consideration of services rendered. Failure to obtain financing will have a material adverse effect on our business, operations and financial condition and would jeopardize our ability to continue operations.

          WE ARE DEPENDENT UPON LONG-TERM FINANCING. Our ability to implement our business plan and grow the company is dependent on raising a significant amount of capital.

          WE MUST ESTABLISH AND MAINTAIN STRONG BRAND IDENTITY TO COMPETE EFFECTIVELY. We believe that continuing to strengthen the Baby Genius brand name will be critical to achieve widespread acceptance of our products. Favorable public perception of our branded products will depend largely on our ability to continue providing users with high-quality products and the success of our marketing efforts. We plan to increase our marketing expenditures to create and maintain brand recognition. However, brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building our brand.

          WE ARE DEPENDENT UPON KEY PERSONNEL. We are dependent on our executive officers, the loss of any one of whom would have an adverse effect on us. While we have employment agreements with our executive officers, unforeseen circumstances could cause these persons to no longer be able to render their services to us. We have successfully, in 2002, negotiated new 3-year employment agreements with our senior executives.

          WE MAY HAVE TO REPURCHASE SOME OF OUR OUTSTANDING COMMON STOCK AT PRICES HIGHER THAN CURRENT MARKET PRICES. During the period 1997 through 1999, we issued shares in Arizona, Pennsylvania and Washington, for which no share registration filings were made under the securities laws of those states and for which exemptions from registration appear to be unavailable. In order to comply with the laws of those states, we believe we need to offer to repurchase all such shares from investors who originally acquired them from us, who were residents in those states at the time of purchase, and who continue to hold such shares at the time the offer is made. We will have to pay to each shareholder who accepts the offer the price per share they originally paid, plus interest, where applicable, accrued from the date of initial purchase to the date of repurchase. The total number of shares subject to repurchase is 76,888 (adjusted for reverse stock split of April 10, 2001), and the potential cost to us is approximately $420,323, plus accrued interest of approximately $79,127, as of December 31, 2001.

          If we do not repurchase shares, the shareholders involved may seek to exercise certain rights as creditors or seek to enforce claims for breach of contract. Additionally, such investors may file complaints with the applicable security regulatory body of these states and such governmental bodies could take various actions against us requiring us to conduct these repurchase offers. In addition, interest would continue to accrue on the outstanding amounts owed to shareholders in Pennsylvania and Washington at annual rates of 6% and 8%, respectively. We believe that because the price of our common stock is significantly lower than this price, affected shareholders would be more likely than not to accept repurchase offers.

          WE ARE DEPENDENT UPON NEW PRODUCTS. Our future growth will be dependent on our ability to identify and develop Genius-branded products which can be sold at acceptable margins through wholesale and retail outlets, as well as on the Internet, and on our ability to acquire the necessary rights to market and distribute such products and to enter into arrangements with third-party manufacturers and distributors to produce and distribute such products. There can be no assurance that we will be successful in identifying and developing quality products that may be successfully marketed through these channels or in entering into relationships with third-party manufacturers and distributors. A failure to identify and develop new products would have a detrimental impact on our future performance.

          OUR PRODUCTS ARE SUBJECT TO INDUSTRY AND CONSUMER TRENDS. Our recent growth in sales has been based in part on both the evolution of consumer tastes and preferences towards educational products for babies and children. We believe it is also based on publicity on the effect of classical music on child development. There are differences of opinion, however, in the scientific community regarding the efficacy of classical music on child development. A change in consumer tastes and preferences regarding our products may have an adverse effect on our results of operations. There can be no assurance that consumer tastes and preferences will continue to favor our products and marketing segments.

          OUR MARKETS ARE HIGHLY COMPETITIVE. Increased competition could result in reduced margins or loss of market share, any of which could harm both our retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected.

          RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR CURRENT PRODUCTS OBSOLETE. The market for CDs, cassettes and video technology is subject to change. There can be no assurance that over time these technologies will not be affected by competition from another form of information storage and retrieval technology, such as on-line information services. A further strong advance in the technology surrounding cable and satellite that would give consumers access to information and entertainment may limit the expansion of the market for applications based on CDs, cassettes and video. In addition, existing CD technology may also be replaced by new CD technologies such as digital videodisc technology. The replacement of CD technology by another information storage and retrieval technology, or the replacement of existing CD technology by a new technology at a pace too rapid for production adjustments, may also have a material adverse effect on our business, financial condition and results of operations.

          WE MAY BE SUBJECT TO TRADEMARK INFRINGEMENT CLAIMS. We may be held liable for copyright or trademark infringement if the content or packaging of our CDs, cassettes, videos or other products infringes upon the copyrights or trademarks of others. Such claims of infringement, if brought, could materially adversely affect our business or financial condition. In addition, it has come to our attention that certain third parties may be infringing upon the Baby Genius trademarks in certain product categories. We are consulting with our counsel and will defend as we deem necessary any such infringements. Defending our intellectual property rights may be costly in terms of legal fees and management time. Expenditure of significant legal fees could have a material adverse effect on our financial condition and no assurance can be made that we would prevail in any litigation defending our intellectual property rights. Failure to take necessary defensive legal action for lack of cash could result in compromising our rights to our intellectual property, which would have a material adverse effect on our business, our financial position and the value of our intellectual property.

          WE MAY NOT BE ABLE TO UTILIZE OUR NET OPERATING LOSS. In 1997, 1998, 1999, 2000 and 2001, we incurred losses resulting in a net operating loss carry forward as of December 31, 2001, of $7,570,000 and $3,784,000 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2012 and 2002 respectively. Because we anticipate significant expenditures with respect to implementing our business plan, including our Internet e-commerce business, there is a risk that we will be unable to make enough profits, if any, during the net operating loss carry forward period to realize the deferred income tax asset.

          OUR COMMON STOCK IS TRADED ON THE OTC BULLETIN BOARD, WHICH MAY BE DETRIMENTAL TO INVESTORS. Our shares of common stock are currently traded on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.

          OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES. Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the Securities and Exchange Commission regulations for "penny stock." Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the Securities and Exchange Commission relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

EMPLOYEES

          We currently have nine full-time employees and one part-time employee. None of our employees are represented by an organized labor union. We believe our relationship with our employees is good, and we have never experienced an employee-related work stoppage. We will need to hire and retain highly-qualified management personnel in order to execute our business plan. No assurance can be given that we will be able to locate and hire such personnel, or that, if hired, we will continue to be able to pay the higher salaries necessary to retain such skilled employees.

ITEM 2.   DESCRIPTION OF PROPERTY

          In September 1998, we entered into a sublease agreement for a 3,928 square foot facility located in San Diego, California, which we use as our principal executive offices. The sublease has a five-year term which commenced in December 1998. Our monthly rent for this space is as follows:

MONTH OF TERM                                                       AMOUNT
1-12.......................................................       $9,034.40
13-24......................................................       $9,230.80
25-36......................................................       $9,427.20
37-48......................................................       $9,623.60
49-60......................................................       $9,820.00

          In addition, we have an informal sub-lease arrangement under which we rent a portion of a warehouse facility (approximately 5,000 square feet) in Atlantic, Iowa, for a monthly rent of $650, from which we distribute Baby Genius products to certain customers. The lease expires in June, 2002. We plan to re-negotiate a new lease at that time. We believe that these facilities are adequate for the immediate future.

ITEM 3.   LEGAL PROCEEDINGS

          On September 23, 1999, the Securities Administrator of the State of Washington filed a Summary Order to Cease and Desist with the State of Washington Department of Financial Institutions Securities Division against us, the Martin Consulting Group, Martin H. Engelman, their employees and agents. The relief sought is that the respondents cease and desist from violations of RCW 21.20.140, 21.20.040, and 21.20.010 of the Securities Act of Washington. The Summary Order alleges, among other things, that Engelman and the Company offered to sell shares of the Company that were not registered in the state or otherwise qualified for an exemption from registration. Engelman was hired by us to represent us at the Third Annual Seattle Money Show and provide information to interested parties about the Company and its products. We are in discussions with the Securities Administrator regarding entering into an administrative order and although no terms of an order have yet been proposed by the Securities Administrator, the purpose of entering an order would be to resolve all claims based on the allegations set forth in the Summary Order to Cease and Desist. A total of approximately $251,240 of our securities were sold in Washington, and we anticipate that any resolution of this matter with the Securities Administrator would include the repurchase of these securities that amount, plus interest thereon from the date of purchase. Until we receive a draft order from the Securities Administrator, we are unable to determine the ultimate effects or consequences of such an order. We have been requested to provide the Securities Administrator with certain information before a draft order will be prepared, and we are compiling such information. If we determine that the terms of a proposed order are not acceptable, we would likely contest the Summary Order at a hearing. The potential costs of a hearing and the uncertainty of the outcome leads us to believe, however, that entering into an administrative order on acceptable terms is in our best interests. Entering into an administrative order may affect our business or our ability to raise capital in the State of Washington and those states where having an outstanding administrative order may result in the loss of certain available exemptions from registration of securities. All sales of our shares in the State of Washington were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The has been no change in the status of this issue during the year ended December 31, 2001.

          We are not a party to any other legal or administrative proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

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

          YEAR                      PERIOD                    HIGH         LOW
          ----                      ------                    ----         ---

          Fiscal Year 2000          First Quarter            12.248        2.248
                                    Second Quarter            5.248        1.500
                                    Third Quarter             4.248        1.500
                                    Fourth Quarter            1.872        0.624
          Fiscal Year 2001          First Quarter             1.750        0.375
                                    Second Quarter            1.26         0.520
                                    Third Quarter             1.38         0.730
                                    Fourth Quarter            1.02         0.530

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

          As of April 10, 2002, we had approximately 11,383,755 shares of common stock issued and outstanding which were held by approximately 402 shareholders of record, including the holders that have their shares held in a depository trust in "street" name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Salt Lake City, Utah 84117.

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

          During the year ended December 31, 2000, we issued an aggregate of 65,421 unregistered shares pursuant to a number of agreements with third-party consultants and service providers. All such shares were issued under Section 4(2) of the Securities Act. Additionally, 265,000 shares were issued for the conversion of short-term debt and related interest of $268,000.

          During 2001, we issued an aggregate of 489,746 unregistered shares pursuant to agreements with third-party consultants and service providers. All such shares were issued under Section Rule 506 or Section 4(2)of Regulation D under the Securities Act. During this time period, $458,543 of short term debt and related interest was converted through the issuance of 573,179 shares. We also issued shares to certain officers in payment of salaries. Two officers accepted 29,174 shares as payment for $23,339 of accrued salaries from the year 2000. Four officers accepted 150,000 shares as payment of $120,000 of 2001 salary.

          In the first quarter 2001, we adjusted debenture agreements that were issued in the year 2000 to allow conversion at $.80 per share and the conversion option was exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Relating to Our Business," "Description of Business" and elsewhere in this document. See "Forward-Looking Statements."

          In 2000 and again in 2001, we redesigned the Baby Genius corporate identity to reinforce its strong branding and image in the market place. During 2000 we signed, and are currently negotiating, with several licensees to manufacture a variety of products with the Baby Genius identity (for details see our Copyrights, Trademarks and Licenses section). We believe that our new identity will result in stronger product sales in 2002 and attract more licensees. As a result of producing a new graphic image for our Baby Genius product, we continued to receive returns of our old style product sold and paid for by a significant customer in 1999, which decreased our 2000 and 2001 net sales. Cash constraints in 2001 have again limited our marketing and advertising efforts. Jewelry sales declined in 2000 and 2001 as a result of reduced marketing effort.

RESULTS OF OPERATIONS 2001 COMPARED TO 2000

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

          Total revenues increased by .3% ($4,752) to $1,348,768 for the twelve months ended December 31, 2001 from $1,344,016 for the twelve months ended December 31, 2000.

          Music sales increased by 13% ($96,278) to $863,249 for the twelve months ended December 31, 2001 from $766,971 for the twelve months ended December 31, 2000. Increasing delivery of the newly-designed music products, and shipments of the newly-packaged five CD value packs helped end the year on a strong note. In the twelve months ended December 31, 2001 we recognized licensing revenues of $20,350 relating to the granting of a master toy license and foreign licenses under our Baby Genius licensing program.

          Jewelry and other sales decreased 13% ($70,892) to $465,169 for the twelve months ended December 31, 2001 from $536,061 for the twelve months ended December 31, 2000. The reduction in sales was a result of reduced marketing efforts as management focused on developing the music business.

          Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, commissions relating to licensing revenues and provisions for obsolescence of inventory. Cost of sales for music products was 32% of music sales ($275,554) for the twelve months ended December 31, 2001 compared to 43% for the same period in 2000. The resulting increase in profit margin to 68% for the twelve months ended December 31, 2001 from 57% for the twelve months ended December 31, 2000, was due to a change in the purchasing and fulfillment strategy and vendors, which lowered our net packaged cost. Cost of sales for jewelry products and other sales was 78% ($360,504) of related sales compared to 87% ($467,613) for the same period in 2000, reflecting closer scrutiny and quality control over our product manufacturer.

          Sales and marketing expenses consist of costs for consultants, marketing personnel and promotional activities. Sales and marketing expenses decreased by 27% ($151,908) to $414,897 for the twelve months ended December 31, 2001 from $566,805 for the twelve months ended December 31, 2000. These decreases are a result of our declining to renew our contract with our spokesperson, and in addition conserving funds by not renewing a number of consulting contracts. The shortage of funds experienced during the year forced a reduction and curtailment of many short-term promotions and marketing activities.

          Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius website and product line. Product and web development costs decreased by 29% ($151,908) to $335,984 for the twelve months ended December 31, 2001 from $566,805 for the twelve months ended December 31, 2000. The decrease was primarily due to the our lack of funding and the reduction of resources being directed to the development of the website.

          General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses increased by 26% ($467,893) to $2,285,976 for the twelve months ended December 31, 2001 from $1,818,083 for the twelve months ended December 31, 2000. This increase was due to a rise in personnel costs and the payment, with common stock, of consulting. The cost of these expenses was partially offset by our conserving funds in the area of office administrative and other general corporate expenses.

          Interest expense consists of costs related to debentures, short-term loans and stock subject to rescission. Interest expense increased by 270% ($67,940) to $93,100 for the twelve months ended December 31, 2001 from $25,160 for the twelve months ended December 31, 2000. This increase reflects the increase in borrowing during the year compared with the prior year.

          Our net loss decreased $206,260 to $2,427,032 in 2001 from $2,633,292 in 2000. As a result of this loss and the losses incurred since 1997, we accrued a net operating loss carry forward as of December 31, 2001, of $7,570,000 and $3,784,000 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2012 and 2002, respectively. Because we anticipate significant expenditures with respect to implementing our business plan, including our Internet e-commerce business, it is uncertain that we will be sufficiently profitable, if at all, during the net operating loss carry-forward period to realize the benefit of the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

          Since 1997, we have incurred significant losses. Our primary source of cash is the sale of shares of our common stock. We have held no significant cash balances. We issue shares in private placements at a discount to the then-current market price (as resales of privately-placed shares are restricted under the Securities Act, which reduces their liquidity and accordingly their value as compared to freely-trading shares on the open market). The number of shares and share prices disclosed below reflect the reverse stock split which occurred on April 10, 2001.

          In 2001, we received cash from accredited investors in two private placement offerings under Regulation D of the Securities Act. These funds were used for accounts payable and other working capital requirements. We project that, on an adjusted basis we will be cash-flow positive from operations in the fourth quarter of 2002. Such projections do not, however, take into account the possible repayment of the $420,323 plus accrued interest of $79,127 that we may be obligated to pay in connection with certain repurchases, as described in detail in the section under "Risks Related to Our Business" under the heading "We May Have to Repurchase Some of our Outstanding Common Stock at Prices Higher Than Current Market Prices." If our sales decline or we are unable to sell shares to fund operations and obligatory share repurchases, we would reduce our overhead expenses and take other appropriate cost-cutting measures.

          Net cash used in operating activities was $862,880 and $1,650,537 for the twelve months ended December 31, 2001 and December 31, 2000, respectively. Net operating cash flows for the twelve months ended December 31, 2001 were primarily attributable to operating losses of $2,427,032 partially offset by an increase in accounts payable of $176,722, and accrued expenses of $30,673, and non-cash charges for depreciation and amortization and stock and options issued for services. Net operating cash flows for the twelve months ended December 31, 2000 were primarily attributable to operating losses of $2,633,292 partially offset by a decrease in accounts receivable of $224,945, increases in accounts payable of $114,358 and accrued expenses of $103,781, and non-cash charges for depreciation and amortization and stock and options issued for services.

          Net cash used in investing activities was $143,154 and $106,568 for the twelve months ended December 31, 2001 and December 31, 2000 respectively. Net cash used in investing activities for the twelve months ended December 31, 2000 was attributable to the development of production masters ($88,205), additions to patents and trademarks ($11,969), and the purchase of property and equipment ($6,394). Net cash used in investing activities for the twelve months ended December 31, 2001 was attributable to the production of music masters and other one-time production costs ($131,449) related to the Baby Genius catalogue of twenty music and two video titles, and costs of additional trademarks and patents.

          Net cash provided by financing activities was $1,766,400 for the twelve months ended December 31, 2000. The cash provided was primarily attributable to proceeds from the issuance of common stock through private placement offerings and was used in product development and marketing of the Baby Genius product line and to provide additional working capital. Financing activities Provided $979,104 in the twelve months ended December 31, 2001. The issuance of common Stock ($769,771) and the proceeds from the issuance of debentures and loans($406,000)was Partially offset by the repayment of third party and shareholder loans aggregating $196,667.

          We believe we now have sufficient liquidity to sustain operations for two years.

SUBSEQUENT EVENTS

          During the first quarter of 2002, the sale of more than 4,167,000 shares of common stock has resulted in capitalization to us in excess of $2,600,000. We believe this funding will allow the company to meet its obligations well into fiscal 2003; however, if our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. We anticipate the video licensing arrangement with Warner Home Video and additional arrangements for merchandising licenses through Global Icons, both completed in the first quarter 2002, will begin to produce revenues in the fourth quarter 2002. No assurance can be made however, that such arrangements will produce revenues for us in the fourth quarter of 2002, or ever.


ITEM 7.   FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Genius Products, Inc.

We have audited the accompanying consolidated balance sheet of Genius Products, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Products, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                       /s/  CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 5, 2002

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                        2001
                                                                   -------------
                                     ASSETS

Current assets:

  Cash and equivalents                                             $     27,998
  Accounts receivable, net of allowance for
      doubtful accounts and sales returns of $96,000                    381,508
  Inventories                                                           123,311
  Prepaid and other                                                      48,829
                                                                   -------------

   Total current assets                                                 581,646

Property and equipment, net                                              63,298
Production masters, net of accumulated amortization of $434,805         181,964
Patents and trademarks, net of accumulated
     amortization of $13,683                                             31,566
Deposits                                                                 36,138
                                                                   -------------

                                                                   $    894,612
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Accounts payable                                                 $    845,582
  Accrued payroll and related expenses                                   97,537
  Other accrued expenses                                                153,427
                                                                   -------------

    Total current liabilities                                         1,096,546

Redeemable common stock                                                 499,450

Commitments and contingencies                                                --

Stockholders' deficit:
  Common stock, $.001 par value; 25,000,000 shares
  authorized; 6,183,756 shares outstanding                                6,184
  Additional paid-in capital                                          9,292,867
  Accumulated deficit                                               (10,000,435)
                                                                   -------------

    Total stockholders' deficit                                        (701,384)
                                                                   -------------

                                                                   $    894,612
                                                                   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                       2001              2000
                                                   ------------     ------------

Revenues:
   Music                                           $   863,249      $   766,971
   Jewelry                                             465,169          536,061
   Licensing                                            20,350           40,984
                                                   ------------     ------------
  Total revenues                                     1,348,768        1,344,016
                                                   ------------     ------------

Costs and expenses:
  Cost of sales:
     Music                                             275,554          328,993
     Jewelry                                           360,564          467,613
     Licensing                                           8,925           11,250
     Inventory writedown                                    --          235,000
  Sales and marketing                                  414,897          566,805
  Product and Web development                          335,984          522,804
  General and administrative                         2,285,976        1,818,083
                                                   ------------     ------------

  Total costs and expenses                           3,681,900        3,950,548
                                                   ------------     ------------

  Loss from operations                              (2,333,132)      (2,606,532)

Interest expense                                       (93,100)         (25,160)
                                                   ------------     ------------

  Loss before provision for income taxes            (2,426,232)      (2,631,692)

Provision for income taxes                                (800)          (1,600)
                                                   ------------     ------------

  Net loss                                         $(2,427,032)     $(2,633,292)
                                                   ============     ============

Basic and diluted loss per common share:

  Net loss per share                               $     (0.48)     $     (0.80)
                                                   ============     ============

Basic and diluted weighted average shares            5,016,717        3,304,868
                                                   ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                 Common stock            Additional      Stock                            Total
                                         ----------------------------     Paid-in     Subscription    Accumulated     Stockholders'
                                             Shares         Amount        Capital      Receivable        Deficit         Deficit
                                         -------------  -------------  -------------  -------------   -------------   -------------

Balance, December 31, 1999                  2,687,531   $      2,687   $  4,966,871   $         --    $ (4,940,111)   $     29,447

  Shares issued in private
    placement, net of offering costs          471,667            472        814,628             --              --         815,100
  Shares issued in private
    placement, net of offering costs          304,200            304        303,896             --              --         304,200
  Shares issued for services                   65,421             65        160,843             --              --         160,908
  Shares issued upon conversion
    of loans from shareholders                265,000            265        264,735             --              --         265,000
  Exercise of stock options                   185,625            186        350,064             --              --         350,250
  Stock option costs                               --             --        119,174        119,174
  Stock subscription receivable                    --             --             --       (106,000)             --        (106,000)
  Net loss                                         --             --             --             --      (2,633,292)     (2,633,292)
                                         -------------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2000                  3,979,444          3,979      6,980,211       (106,000)     (7,573,403)       (695,213)

  Shares issued in private placement          962,213            963        768,808             --              --         769,771
  Debt conversion and partial interest        573,179            573        457,970             --              --         458,543
  Shares issued for compensation              179,174            179        143,160             --              --         143,339
  Shares issued for services                  489,746            490        393,898             --              --         394,388
  Stock option costs                               --             --        548,820             --              --         548,820
  Stock subscription write off                     --             --             --        106,000              --         106,000
  Net loss                                         --             --             --             --      (2,427,032)     (2,427,032)
                                         -------------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2001                  6,183,756   $      6,184   $  9,292,867   $         --    $(10,000,435)   $   (701,384)
                                         =============  =============  =============  =============   =============   =============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                                                     F-4

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             2001            2000
                                                          ------------   ------------
Cash flows from operating activities:
  Net loss                                                $(2,427,032)   $(2,633,292)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation and amortization                             214,339        166,992
    Interest expense on redeemable stock                       25,590         14,750
    Bad debt expense                                           96,000         13,179
    Common stock issued for services                          394,388        160,908
    Common stock issued for compensation                      143,339             --
    Stock options granted to non-employees for services       548,820        119,174
    Uncollectible stock subscription                          106,000             --
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                    (143,239)       224,945
      Inventories                                              (4,442)        56,278
      Other assets                                            (24,038)         8,390
    Increase (decrease) in:
      Accounts payable                                        176,722        114,358
      Accrued expenses                                         30,673        103,781
                                                          ------------   ------------
    Net cash used by operating activities                    (862,880)    (1,650,537)
                                                          ------------   ------------

Cash flows from investing activities:
  Development of production masters                          (131,449)       (88,205)
  Additions to patents and trademarks                         (10,945)       (11,969)
  Purchase of property and equipment                             (760)        (6,394)
                                                          ------------   ------------
    Net cash used in investing activities                    (143,154)      (106,568)
                                                          ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures            256,000        191,250
  Proceeds from loans                                         150,000             --
  Loans from shareholders                                          --        265,000
  Proceeds from exercise of options                                --        244,250
  Proceeds from issuance of common stock                      769,771      1,119,300
  Repayment of loans                                         (150,000)            --
  Repayment of loans from shareholders                        (46,667)       (53,400)
                                                          ------------   ------------
    Net cash provided by financing activities                 979,104      1,766,400
                                                          ------------   ------------

Net increase (decrease) in cash and equivalents               (26,930)         9,295

Cash and equivalents, beginning of year                        54,928         45,633
                                                          ------------   ------------

Cash and equivalents, end of year                         $    27,998    $    54,928
                                                          ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                             $    50,313    $     4,345
Income taxes paid                                         $       800    $       800
Debentures converted into common stock                    $   447,250    $   265,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

      The Company has licensed the Baby Genius name to a number of third-party companies that have produced (or will produce) toys, books, apparel and other products.

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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------
      (CONTINUED)
      -----------

      Concentrations of credit risk
      -----------------------------

      In 2001, the largest jewelry and music customer accounted for 96% and 31% of jewelry and music sales, respectively. In 2000, the largest jewelry and music customer accounted for 93% and 29% of jewelry and music sales, respectively. At December 31, 2001, four customers accounted for 66% of accounts receivable.

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with investment grade credit ratings. The Company provides credit, in the normal course of business to customers located throughout the United States. The Company performs ongoing credit evaluations of its customers, generally does not require collateral and maintains allowances for potential credit losses, which when realized, have been within the range of management's expectations.

      Inventories
      -----------

      Inventories consist of finished goods and are valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed. In 2000, the Company recorded inventory writedowns of $235,000; $207,000 related to the Wunder Boner product line which the Company decided not to pursue, and $28,000 related to obsolete Baby Genius packaging.

      Long-lived assets
      -----------------

      Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets using the straight-line method.

      Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including licenses to use certain classical compositions, royalties, recording and design costs, are capitalized and amortized over a three year period from the time a title is initially released, consistent with the estimated timing of revenue for a title. Amortization expense was $152,077 in 2001 and $136,066 in 2000.

      Patents and trademarks covering a number of the Company's products are being amortized on a straight line basis over 5 years. Amortization expense was $6,085 in 2001 and $5,560 in 2000.

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

      Fair value of financial instruments
      -----------------------------------

      The carrying amounts of cash and equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------
      (CONTINUED)
      -----------

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

      Advertising and infomercial costs
      ---------------------------------

      Advertising costs including infomercial costs are expensed as incurred. Advertising costs were $44,473 in 2001 and $80,034 in 2000.

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

      Reclassifications
      -----------------

      Certain items in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------
      (CONTINUED)
      -----------

      Recent accounting pronouncements
      --------------------------------

      In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." The impact of this statement did not have a material affect on the Company's financial statements.

      On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002. Management does not expect these pronouncements to materially impact the Company's financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

      In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. The impact of this statement did not have a material affect on the Company's financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    PROPERTY AND EQUIPMENT
----------------------------

                                                          2001           USEFUL LIVES
                                                      ------------   --------------------
          Computers and equipment                     $    90,166        3 - 5 years
          Furniture and fixtures                           27,961        3 - 7 years
          Leasehold improvements                           25,134    Lesser of lease term
                                                      ------------      or useful life.
                                                          143,261
          Accumulated depreciation and amortization       (79,963)
                                                      ------------

                                                      $    63,298
                                                      ============

      Depreciation expense was $23,703 in 2001 and $18,206 in 2000.

3.    DEBT
----------

      Convertible Debentures
      ----------------------

      In the fourth quarter of 2000, the Company issued two convertible debentures to an individual investor totaling $191,250. The debentures bear interest at 7%, principal and interest due December 31, 2001. These debentures were converted into common shares of the Company's common stock at a conversion price of $1.00 per share in the first quarter of 2001.

      Loans from Shareholders
      -----------------------

      During 2000, the Company borrowed $265,000 from two shareholders and converted the debt into 265,000 shares of common stock.

      In the fourth quarter of 1999, the Company borrowed a total of $100,067 from two of its shareholders. The notes are due on demand and accrue interest at a rate of 7% per year. The accrued interest is not due until demand for payment is made by the shareholders. One note totaling $53,400 was repaid in 2000, and the other note of $46,667 was repaid in 2001.

4.    COMMON STOCK
------------------

      During 2001, the Company sold 962,213 shares of its common stock at $.80, pursuant to a private placement for proceeds of $769,771.

      During 2001, the Company issued 489,746 shares of common stock for services valued at $394,388 and issued 179,174 shares of common stock for compensation valued at $143,339.

      During 2001, $447,250 of debt and $11,293 of interest was converted into 573,179 common shares.

      During 2000, the Company sold 471,667 shares of its common stock at $2.00, pursuant to a private placement, less commissions and offering costs, for net proceeds of $815,100.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    COMMON STOCK (CONTINUED)
------------------------------

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

      Redeemable common stock
      -----------------------

      During 1999, the Company reviewed certain aspects of its issuances of common stock and determined that during 1997, 1998 and through September 1999, it sold common stock in private placement transactions which may be subject to redemption. The total number of shares subject to redemption at December 31, 2001 was 76,888. Accordingly, additional paid in capital has been reduced by $420,323 to reflect the cumulative amounts subject to redemption. In addition, accrued interest of $79,127 is included in the caption redeemable common stock in the accompanying balance sheet.

      Reverse stock split
      -------------------

      On April 10, 2001, the Board of Directors approved a 1 for 4 reverse stock split of common stock to stockholders of record on that date. Per-share amounts in the accompanying financial statements have been adjusted for the split.

5.    STOCK OPTIONS
-------------------

      Employees
      ---------

      During 2001, the Company granted options to its employees to purchase a total of 947,500 shares of its common stock at exercise prices of $.80 per share, which equaled or exceeded fair market value at the time the options were granted.

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

                                                     2001               2000
                                                --------------    --------------
      Net loss
         As reported                            $  (2,427,032)    $  (2,633,292)
         Pro forma                              $  (3,102,457)    $  (3,664,292)

      Basic and diluted loss per share:
         As reported                            $       (0.48)    $       (0.80)
         Pro forma                              $       (0.62)    $       (1.12)

      The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 2001 and 2000, respectively: expected volatility of 50% and 50%, respectively, and risk-free interest of 4.40% and 6.50%, respectively, expected life of 1 to 10 years and no expected dividends for both years. The estimated weighted-average fair value of stock options granted in 2001 and 2000 was $.52 and $.22, respectively.

      Nonemployees
      ------------

      In 2001, the Company granted options to individuals for services rendered, to purchase a total of 1,746,900 shares of its common stock at exercise prices from $.50 to $.80 per share, resulting in the recognition of $548,820 of expense.

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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    STOCK OPTIONS (CONTINUED)
-------------------------------

      A summary of stock option activity follows:

                                           Weighted                     Weighted
                                            Average                      Average
                                           Exercise                     Exercise
                               Number       price        Exercisable     price
                            -----------   -----------    -----------   ---------


      December 31, 1999        992,500      $7.04           672,375      $5.80

      Granted                1,186,885      $2.24
      Exercised               (148,125)     $2.08
      Canceled                      --            --
                            -----------                  -----------

      December 31, 2000      2,031,260      $3.48         1,916,260      $3.44

      Granted                2,694,400      $0.67                        $0.67
      Exercised                     --            --
      Canceled                      --            --
                            -----------                  -----------

      December 31, 2001      4,725,660      $1.41         4,658,994      $1.41
                            ===========                  ===========


      The following information applies to all options outstanding at December 31, 2001:


                                                 Weighted               Weighted
                                    Average       average                average
           Exercise     Options     remaining    exercise    Number     exercise
            Price     Outstanding  life (years)    price   exercisable   price
      --------------  -----------  ------------  --------  -----------  --------

       $.50 - .80      4,002,525      5.75       $  0.71    3,952,525   $   0.71
       $1.12 - 4.36       80,635      7.5        $  2.33       67,302   $   2.26
       $5.00 - 5.12      591,250      6          $  5.00      587,917   $   5.00
       $9.00 - 13.60      51,250      7          $ 12.45       51,250   $  12.45
                      -----------                          -----------
                       4,725,660                            4,658,994
                      ===========                          ===========

      In February 2000, 337,500 employee options with exercise prices ranging from $9.00-$10.52 were re-priced to $5.00, which exceeded the then current market price.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Operating leases
      ----------------

      The Company leases certain facilities and automobiles under noncancelable operating leases. Rental expense for 2001 and 2000 was $148,942 and $155,248, respectively.

      As of December 31, 2001, the future minimum annual rental commitments required under existing noncancelable operating leases are as follows:


              2002                                           $ 121,000
              2003                                             118,000
                                                             ----------
                                                             $ 239,000
                                                             ==========

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

      Agreements with former officer
      ------------------------------

      In October 1999, the Company entered into a severance letter agreement with its former president, Gerald Edick, for a cash bonus totaling $200,000 to be paid in equal installments over one year. On March 1, 2000 the Company entered into a consulting agreement to amend the severance letter agreement. Edick revoked his rights to the cash bonus, and instead was to be paid $14,500 per month through September 30, 2000 in consideration for investor relations and fund raising services. At December 31, 2001, $95,333 of this amount remains unpaid and is included in accrued liabilities.

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

7.    RELATED PARTY TRANSACTION
-------------------------------

      Included in prepaid and other assets is $22,951 of advances made to two officers of the Company.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    INCOME TAXES
------------------

      The provision for income taxes in 2001 and 2000 consists of California income taxes of $800 and $1600.

      The Company has net operating loss (NOL) carryforwards that can be utilized to offset future taxable income. At December 31, 2001, federal NOL carryforwards totaled approximately $7,570,000. The federal carryforwards expire in various years ending December 31 as follows:

              2011                                                 $    238,000
              2012                                                      435,000
              2018                                                    1,506,000
              2019                                                      997,000
              2020                                                    2,395,000
              2021                                                    1,999,000
                                                                   -------------

                                                                   $  7,570,000
                                                                   =============



      In addition, the Company has approximately $3,784,000 of California NOL carryforwards that expire in various years through 2006.

      Deferred income taxes at December 31, 2001 and 2000 relate to net operating losses and allowance accounts. A valuation allowance has been established to reduce deferred tax assets to amounts which management believes are more likely than not to be realized.

                                                          2001           2000
                                                      ------------  ------------

      NOL carryforwards                               $ 3,028,000   $ 2,360,000
      Allowance accounts                                  (39,000)     (154,000)
                                                      ------------  ------------
      Deferred tax assets                               2,989,000     2,206,000
      Less valuation allowance                         (2,989,000)   (2,206,000)
                                                      ------------  ------------
      Net deferred tax asset                          $        --   $        --
                                                      ============  ============

      The valuation allowance increased by $783,000 in 2001 and $815,000 in 2000.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
------------------------------------------------------

                                                             2001          2000
                                                         ------------   ------------
      Numerator
      ---------
          Net loss                                       $(2,427,032)   $(2,633,292)
                                                         ============   ============

      Denominator
      -----------
          Basic and diluted weighted average number of
          common shares outstanding during the period      5,016,717      3,304,868
                                                         ============   ============

      Basic and diluted net loss per share               $     (0.48)   $     (0.80)
                                                         ============   ============

      The effect of the potentially dilutive securities listed below were not included in the computation of diluted loss per share, since to do so would have been anti-dilutive.

      Employee stock options                               2,821,125      1,901,875
      Non-employee stock options and warrants              1,904,535        129,385
      Convertible debentures                                      --        191,250

10.   SUBSEQUENT EVENT (UNAUDITED)
----------------------------------

      The Company commenced a private placement of shares under Regulation D of the 1933 Securities Act, to provide financing for the production of new video and music products and other working capital requirements and to date has sold 4,228,548 shares for net proceeds of $2,661,280.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

          Information regarding directors, executive officers, promoters and control persons will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2002 and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2001.


ITEM 10.  EXECUTIVE COMPENSATION

          Information regarding executive officers and directors compensation will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2002 and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership by management and certain beneficial owners will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2002 and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding related transactions and certain relationships will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2002 and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

      Exhibit No.                           Description
      -----------                           -----------

          2.1 Agreement and Plan of Reorganization with Salutations, Inc., and related exhibits and consents*
          3.1.1     Articles of Incorporation, as amended*
          3.1.2     Certificate of Change in  Stock
          3.1.3     Certificate of Amendment of Articles of Incorporation
          3.2.1     Bylaws, as amended*
          3.2.2     Bylaws, as amended on April 20, 2000****
          4.2 Shareholders Agreement with Minnesota Communications Group, and related exhibits and schedules*
          4.3       Convertible Debenture with Russ Karlen*
          4.4       Convertible Debenture with Steve Livingston*
          4.5 Option Agreement to Purchase Common Stock with Kevin Harrington Enterprises, Inc.*
          4.6       Option agreement to Purchase Common Stock with Tim
                    Harrington*
          4.7       Form of Stock Option Agreement with Employees*
          4.8       Specimen Certificate for Common Stock***
          10.1      License Agreement with Minnesota Communications Group*
          10.2      License Agreement with Minnesota Public Radio*
          10.3 Spokesperson Agreement for Deidre Hall with Panache, Inc., and related exhibits and addendum thereto*
          10.4      Sublease with Torrey Hills Corporate Center, and related
          10.5 Fulfillment Services Agreement with Professional Marketing Associates, Inc.*
          10.6      Letter Agreement with Lido Group*
          10.7 International Marketing and Distribution Agreement with HSND, and amendment and addendum thereto*
          10.8      Non-Qualified Stock Option Plan*
          10.9      Senior Executive Employment Agreement with Klaus Moeller*
          10.10 Change of Control Executive Employment Agreement with Klaus Moeller*
          10.11     Senior Executive Employment Agreement with Dorian Lowell*
          10.12 Change of Control of Executive Employment Agreement with Dorian Lowell*
          10.13     Senior Executive Employment Agreement with Michael Meader*
          10.14 Change of Control of Executive Employment Agreement with Michael Meader*
          10.15     Executive Employment Agreement with Larry Balaban*
          10.16 Change of Control of Executive Employment Agreement with Larry Balaban*
          10.17     Executive Employment Agreement with Howard Balaban*
          10.18 Change of Control of Executive Employment Agreement with Howard Balaban*
          10.19     Executive Employment Agreement with Vinko Kovac*
          10.20 Change of Control of Executive Employment Agreement with Vinko Kovac*
          10.21     License Agreement with Sasha St. Clair*
          10.22     Letter Agreement with Gerald Edick*
          10.23     Form of License Agreement with Naxos of America, Inc.*
          10.24 Financial Public Relations Letter of Agreement with Porter, LeVay & Rose, Inc.**
          10.25     License Agreement with Boomerang Marketing, Inc/*
          10.26 Service(s) Agreement with Cost Care, Inc. (dba Unicare Managed Care Services)**

      Exhibit No.                           Description
      -----------                           -----------

          10.29     Consulting Agreement with Gerald Edick***
          10.30     Production Agreement with Richard Perry*****
          10.31     Representation Agreement with Global Icons*****
          10.32     Consulting Agreement with Johnny Drummond+
          10.33     Stock Option Agreement with Klaus Moeller+
          10.34     Stock Option Agreement with Dorian Lowell+
          10.35     Stock Option Agreement with Michael Meader+
          10.36     Stock Option Agreement with Larry Balaban+
          10.37     Stock Option Agreement with Howard Balaban+
          10.38     Stock Option Agreement with Alison Elliott+
          10.39     License Agreement with Jakks Pacific, Inc.++
          10.40     License Agreement with Catton Apparel Group++
          10.41     License Agreement with J. Wasson Enterprises, Inc.++
          10.42     Settlement Agreement (Investment Agreement) with American
                    Public Media Group (formerly known as Minnesota
                    Communications Group)++
          10.43     Settlement Agreement (Shareholders Agreement) with American
                    Public Media Group (formerly known as Minnesota
                    Communications Group)++
          10.44     Production Agreement with James Sommers++
          10.45     Stock Purchase Agreement with Klaus Moeller+++
          10.46     Stock Purchase Agreement with Michael Meader+++
          10.47     Stock Purchase Agreement with Larry Balaban+++
          10.48     Stock Purchase Agreement with Howard Balaban+++
          10.49     Stock Purchase Agreement with Vinko Kovac+++
          23        Consent of independent auditors
----------------

* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915) `on Form 10-SB filed with the SEC on November 2, 1999.

** Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 000-27915), Amendment No. 1, on Form 10-SB filed with the SEC on December 17, 1999.

*** Incorporated by reference from the exhibits included with the Company's Form 10-KSB filed with the SEC on April 14, 2000.

**** Incorporated by reference from the exhibits included with the Company's Form 10-KSB, Amendment No. 1, filed with the
          SEC on May 1, 2000.

***** Incorporated by reference from the exhibits included with the Company's Form 10-QSB, Amendment No. 1, filed with the
          SEC on May 18, 2000.

+ Incorporated by reference from the exhibits included with the Company's Form 10-QSB, filed with the SEC on August 14, 2000.

++ Incorporated by reference from the exhibits included with the Company's Form 10-KSB, filed with the SEC on April 17, 2001.

+++ Incorporated by reference from the exhibits included with the Company's Form S-8, filed with the SEC on August 3, 2001.

(b)      REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the last quarter of fiscal 2001.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENIUS PRODUCTS, INC.,
                                         a Nevada Corporation


April 16, 2002                           By /s/ Klaus Moeller
                                         ------------------------------------
                                         Klaus Moeller, Chief Executive Officer,
                                         Chairman of the Board and Interim CFO

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Klaus Moeller        Chief Executive Officer, Chairman of     April 16, 2002
--------------------       the Board and Interim CFO
 Klaus Moeller             (principal executive officer
                           and principal financial officer)


/s/ Deborah L. Cross     Director                                 April 16, 2002
--------------------
Deborah L. Cross


/s/ Larry Balaban        Director                                 April 16, 2002
--------------------
Larry Balaban