Form 10KSB/A
period 2001-12-31
GENIUS PRODUCTS INC
filed 2002-04-30
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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

         There were 13,483,755 shares outstanding of the registrant's Common Stock as of April 10, 2002.

         Transitional small business disclosure format (check one):
Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specified exhibits are listed in Part III of this report at page 35.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We are a producer, publisher and distributor of classical, instrumental and vocal compact disks ("CDs"), cassettes and videos for children under the Baby Genius brand name, which sell at retail outlets nationwide and at numerous commercial retail websites on the Internet. We currently produce 24 CD and cassette titles, and three video titles. The trademark Baby Genius is registered, allowed or pending in the United States across a wide range of baby and child product categories. We publish the Baby Genius website at www.BabyGenius.com where visitors can buy Baby Genius products and obtain free information on pregnancy, childcare, parenting and other matters related to child development.

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

BABY GENIUS PRODUCTS

         In September 1998, we commenced development of a line of classical music CDs and cassettes for children under the Baby Genius brand name. This was inspired by a proclamation by the Governor of Georgia, Zell Miller, which stated that all newborn children should receive a free classical CD or cassette as a gift from the state, to enhance the child's intellectual development and well-being. This was validated by certain published reports indicating that classical music could play an important role in a child's mental development. We were also attracted by the gross margins associated with CDs, cassettes and videos. We now publish, distribute and license a line of musical CDs, cassettes and videos for children under the Baby Genius brand name and publish a website at www.BabyGenius.com.

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

         We produce three Baby Genius videos: Mozart & Friends, Mozart & Friends Sleepytime and The Four Seasons, all released in 2001. The videos contain real-life and animated images accompanied by classical music.

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

                                       REGISTERED                  ALLOWED                  PENDING
------------------------------ ---------------------------- ----------------------- -------------------------
Baby Genius                    Music                        Baby food
                               Books                        Bed clothing
                               Clothing                     Cartoon characters
                               Toys                         Infant cradles and
                                                            furniture
                                                            Infant carriers
                                                            Potties and baths
                                                            School book bags
                                                            Baby bags
                                                            Children's car
                                                            seats Baby
                                                            bottles
------------------------------ ---------------------------- ----------------------- -------------------------



                                       REGISTERED                  ALLOWED                  PENDING
------------------------------ ---------------------------- ----------------------- -------------------------
Kid Genius                                                                          Music
                                                                                    Books
                                                                                    Clothing
                                                                                    Toys
------------------------------ ---------------------------- ----------------------- -------------------------
Child Genius                   Music
                               Books
                               Clothing
                               Toys
------------------------------ ---------------------------- ----------------------- -------------------------
                               Music
                               Books
                               Clothing
Little Genius                  Toys
------------------------------ ---------------------------- ----------------------- -------------------------
                                                                                    Music
                                                                                    Books
                                                                                    Clothing
Parent Genius                                                                       Toys
------------------------------ ---------------------------- ----------------------- -------------------------
Got Baby                                                                            Advertising
------------------------------ ---------------------------- ----------------------- -------------------------
Genius Gear                                                 Clothing
------------------------------ ---------------------------- ----------------------- -------------------------
Pet Tunes                                                                           Music
------------------------------ ---------------------------- ----------------------- -------------------------
Motor City Music                                                                    Music
------------------------------ ---------------------------- ----------------------- -------------------------
Genius Products                Wholesale and retail
                               services for general
                               merchandise and advertising
------------------------------ ---------------------------- ----------------------- -------------------------
Genius Entertainment                                                                Music
------------------------------ ---------------------------- ----------------------- -------------------------
Dj the Dinosaur                                                                     Music
                                                                                    Books
                                                                                    Clothing
                                                                                    Toys
------------------------------ ---------------------------- ----------------------- -------------------------
                                                                                    Music
                                                                                    Books
                                                                                    Clothing
Harmony the Kitty                                                                   Toys
------------------------------ ---------------------------- ----------------------- -------------------------
                                                                                    Music
                                                                                    Books
Major the Dog with the                                                              Clothing
Golden Ears                                                                         Toys
------------------------------ ---------------------------- ----------------------- -------------------------
                                                                                    Music
                                                                                    Books
                                                                                    Clothing
Oboe the Monkey                                                                     Toys
------------------------------ ---------------------------- ----------------------- -------------------------
                                                                                    Music
                                                                                    Books
                                                                                    Clothing
Rhythm the Rabbit                                                                   Toys
------------------------------ ---------------------------- ----------------------- -------------------------
                                                                                    Music
                                                                                    Books
                                                                                    Clothing
Vinko the Dancing Bear                                                              Toys
------------------------------ ---------------------------- ----------------------- -------------------------
Tempo the Tiger                                                                     Music
                                                                                    Books
                                                                                    Clothing
                                                                                    Toys
------------------------------ ---------------------------- ----------------------- -------------------------

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

                                                   ROYALTY
 LICENSEE                  PRODUCT                    %              EXPIRATION DATE    TERRITORY
 --------                  -------                 --------          ---------------    ---------

AME                      Infant & Toddler Sleepwear   8              12/31/2002            US

Baby Boom                Mobiles, Pull Toys, Plush    8-10           12/31/2003            US
                         Pillows, Crib Lights,
                         Bookends

Catton Bros.             Infant & Toddler Apparel     6-8             2/28/2004            US

J. Wasson                Diaper Bags                  9              12/31/2003            US/Canada

NYCE Kids                Infant Care Products         8               6/30/2004            US

Planet Toys              Plush, Ride-ons,             8-10           12/31/2004            US
                         Wagons, CD Players,
                         Activity Centers

Weisner Products         Infant and Baby Footwear     7-10           12/31/2004            US


         We have pledged our rights regarding our video titles to Warner Home Video, in connection with our entry into a production and distribution agreement with Warner Home Video. See "Distribution."

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

OTHER PRODUCTS

         Our original business involved distributing and marketing semi-precious and precious gemstone and costume jewelry. Due to a decline in jewelry sales towards the end of 1998 and the beginning of 1999, and as a result of the growth in the Baby Genius product line, we believe it will be in our best interests to eventually sell the jewelry business. In order to focus on the Baby Genius business, we hope to sell at some future date. No formal plan, however, to divest or wind up the jewelry business has yet been adopted by management.

INTERNET BUSINESS

         In March 2000, we reformatted and re-launched our website www.BabyGenius.com. Visitors to the website can obtain free content and information on a range of child-related matters, including pregnancy and child-care issues. In addition visitors can purchase the full range of Baby Genius products. The objective of our website is to develop a vertical portal in the baby sector that provides to our visitors a comprehensive range of content, products and services in the three areas we believe to be of most concern to parents: the health and well-being and education of their children.

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

         Within the category of classical music CDs and cassettes for children, established competitors include:

         o        Bach & Baby: Playtime by Bach & Baby
         o        Baby Bach by Baby Einstein
         o        Baby Beethoven by Baby Einstein
         o        Baby Tunes series by Baby Tunes
         o        Classical Kid by The Children's Group
         o        Mozart for Mothers-to-Be
         o        Smart Music: Classical Music series
         o        The Classical Child series by Metromusic, Inc.
         o The Mozart Effect Vols. 1-3 by Classical Productions for Children Ltd./The Children's Group Inc., and BMG
         o        The Kid Collection of Greatest Classics

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

         o        The Baby Einstein series by Baby Einstein
         o        So Smart

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

         WE MAY HAVE TO REPURCHASE SOME OF OUR OUTSTANDING COMMON STOCK AT PRICES HIGHER THAN CURRENT MARKET PRICES. During the period 1997 through 1999, we issued shares in Arizona, Pennsylvania and Washington, for which no share registration filings were made under the securities laws of those states and for which exemptions from registration appear to be unavailable. In order to comply with the laws of those states, we believe we need to offer to repurchase all such shares from investors who originally acquired them from us, who were residents in those states at the time of purchase, and who continue to hold such shares at the time the offer is made. We will have to pay to each shareholder who accepts the offer the price per share they originally paid, plus interest, where applicable, accrued from the date of initial purchase to the date of repurchase. The total number of shares subject to repurchase is 76,888 (adjusted for reverse stock split of April 10, 2001), and the potential cost to us is approximately $420,323, plus accrued interest of approximately $79,127, as of December 31, 2001. If we do not repurchase shares the shareholders involved may seek to exercise certain rights as creditors or seek to enforce claims for breach of contract. Additionally, such investors may file complaints with the applicable security regulatory body of these states and such governmental bodies could take various actions against us requiring us to conduct these repurchase offers. In addition, interest would continue to accrue on the outstanding amounts owed to shareholders in Pennsylvania and Washington at annual rates of 6% and 8%, respectively. We believe that because the price of our common stock is significantly lower than this price, affected shareholders would be more likely than not to accept repurchase offers.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         In September 1998, we entered into a sublease agreement for a 3,928 square foot facility located in San Diego, California, which we use as our principal executive offices. The sublease has a five-year term which commenced in December 1998. Our monthly rent for this space is as follows:

MONTH OF TERM                                                    AMOUNT
-------------                                                    ------
1-12....................................................         $9,034.40
13-24...................................................         $9,230.80
25-36...................................................         $9,427.20
37-48...................................................         $9,623.60
49-60...................................................         $9,820.00

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

ITEM 3   LEGAL PROCEEDINGS

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

         All sales of our shares in the State of Washington were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). There has been no change in the status of this issue during the year ended December 31, 2001.

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

         As of April 10, 2002, we had approximately 13,483,755 shares of common stock issued and outstanding which were held by approximately 402 shareholders of record, including the holders that have their shares held in a depository trust in "street" name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Salt Lake City, Utah 84117.

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

         During 2001, we issued an aggregate of 489,746 unregistered shares pursuant to agreements with third-party consultants and service providers. All such shares were issued under Section Rule 506 or Section 4(2) of Regulation D under the Securities Act. During this time period, $458,543 of short-term debt and related interest was converted through the issuance of 573,179 shares. We also issued shares to certain officers in payment of salaries. Two officers accepted 29,174 shares as payment for $23,339 of accrued salaries from the year 2000. Four officers accepted 150,000 shares as payment of $120,000 of 2001 salary.

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

         Music sales increased by 13% ($96,278) to $863,249 for the twelve months ended December 31, 2001 from $766,971 for the twelve months ended December 31, 2000. Increasing delivery of the newly designed music products, and shipments of the newly packaged five CD value packs helped end the year on a strong note. In the twelve months ended December 31, 2001 we recognized licensing revenues of $20,350 relating to the granting of a master toy license and foreign licenses under our Baby Genius licensing program.

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

         Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius website and product line. Product and web development costs decreased by 29% ($151,908) to $335,984 for the twelve months ended December 31, 2001 from $566,805 for the twelve months ended December 31, 2000. The decrease was primarily due to our lack of funding and the reduction of resources being directed to the development of the website.

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

         Net cash provided by financing activities was $1,766,400 for the twelve months ended December 31, 2000. The cash provided was primarily attributable to proceeds from the issuance of common stock through private placement offerings and was used in product development and marketing of the Baby Genius product line and to provide additional working capital. Financing activities provided $979,104 in the twelve months ended December 31, 2001. The issuance of common Stock ($769,771) and the proceeds from the issuance of debentures and loans ($406,000) was partially offset by the repayment of third party and shareholder loans aggregating $196,667.

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


                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                         2001                 2000
                                                     ------------          ------------
Revenues
    Music                                            $   863,249           $   766,971
    Jewelry                                              465,169               536,061
    Licensing                                             20,350                40,984
                                                     ------------          ------------
       Total Revenues                                  1,348,768             1,344,016
                                                     ------------          ------------

Costs and expenses:
    Cost of sales:
       Music                                             275,554               328,993
       Jewelry                                           360,564               467,613
       Licensing                                           8,925                11,250
       Inventory writedown                                    --               235,000
    Sales and marketing                                  414,897               566,805
    Product and Web development                          335,984               522,804
    General and administrative                         2,285,976             1,818,083
                                                     ------------          ------------

    Total costs and expenses                           3,681,900             3,950,548

    Loss from operations                              (2,333,132)           (2,606,532)
Interest expense                                         (93,100)              (25,160)
                                                     ------------          ------------
    Loss before provision for income taxes            (2,426,232)           (2,631,692)
Provision for income taxes                                  (800)               (1,600)
                                                     ------------          ------------
    Net Loss                                         $(2,427,032)          $(2,633,292)
                                                     ============          ============
Basic and diluted loss per common shares:
    Net Loss per share                               $     (0.48)          $     (0.80)
                                                     ============          ============
Basic and diluted weighted average shares              5,016,717             3,304,868
                                                     ============          ============

                               The accompanying notes are an
                        of these consolidated financial statements.


                                    GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                           Additional      Stock                        Total
                                      Common Stock           Paid-in    Subscription  Accumulated   Stockholders'
                                  Shares        Amount       Capital     Receivable     Deficit        Deficit
                                  ------        ------       -------     ----------     -------        -------

Balance, December 31, 1999      2,687,531    $   2,687    $4,966,871   $        --    $ (4,940,111)  $   29,447

  Shares issued in private
    placement, net of
    offering costs                471,667          472       814,628            --           --         815,100
  Shares issued in private
    placement, net of
    offering costs                304,200          304       303,896            --           --         304,200
  Shares issued for services       65,421           65       160,843            --           --         160,908
  Shares issued upon
    conversion of loans
    from shareholders             265,000          265       264,735            --           --         265,000
  Exercise of stock options       185,625          186       350,064            --           --         350,250
  Stock option costs                   --           --       119,174       119,174
  Stock subscription
    receivable                         --           --            --      (106,000)          --        (106,000)
  Net loss                             --           --            --            --      (2,633,292)  (2,633,292)
                                ----------   ----------   -----------  ------------   -------------  -----------
Balance, December 31, 2000      3,979,444        3,979     6,980,211      (106,000)     (7,573,403)    (695,213)

  Shares issued in private
    placement                     962,213          963       768,808            --           --         769,771
  Debt conversion and partial
    interest                      573,179          573       457,970            --           --         458,543
  Shares issued for
    compensation                  179,174          179       143,160            --           --         143,339
  Shares issued for services      489,746          490       393,898            --           --         394,388
  Stock option costs                   --           --       548,820            --           --         548,820
  Stock subscription write off         --           --            --       106,000           --         106,000
  Net loss                             --           --            --            --      (2,427,032)  (2,427,032)
                                ----------   ----------   -----------  ------------   -------------  -----------
Balance, December 31, 2001      6,183,756    $   6,184    $9,292,867   $        --    $(10,000,435)  $ (701,384)
                                ==========   ==========   ===========  ============   =============  ===========


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

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

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

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

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

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

2.       PROPERTY AND EQUIPMENT

                                                                  2001                 USEFUL LIVES
                                                                  ----                 ------------
          Computers and equipment                              $    90,166              3 - 5 years
          Furniture and fixtures                                    27,961              3 - 7 years
          Leasehold improvements                                    25,134         Lesser of lease term
                                                               ------------           or useful life.
                                                                   143,261
          Accumulated depreciation and amortization                (79,963)
                                                               ------------
                                                               $    63,298
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

4.       COMMON STOCK (CONTINUED)

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

5.       STOCK OPTIONS (CONTINUED)

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

                                                                    2001                2000
                                                                    ----                ----
                   Net loss
                        As reported                           $  (2,427,032)      $  (2,633,292)
                        Pro forma                             $  (3,102,457)      $  (3,664,292)
                   Basic and diluted loss per share:
                        As reported                           $       (0.48)      $       (0.80)
                        Pro forma                             $       (0.62)      $       (1.12)

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


5.       STOCK OPTIONS (CONTINUED)

         A summary of stock option activity follows:

                                                             Weighted                        Weighted
                                                              Average                         Average
                                              Number       Exercise Price   Exercisable    Exercise Price
                                              ------       --------------   -----------    --------------
          December 31, 1999                    992,500           $7.04           672,375         $5.80
          Granted                            1,186,885           $2.24
          Exercised                           (148,125)          $2.08
          Canceled                                  --           --
                                             ----------                        ----------
          December 31, 2000                  2,031,260           $3.48         1,916,260         $3.44
          Granted                            2,694,400           $0.67                           $0.67
          Exercised                                 --           --
          Canceled                                  --           --
                                             ----------                        ----------
          December 31, 2001                  4,725,660           $1.41         4,658,994         $1.41
                                             ==========                        ==========

         The following information applies to all options outstanding at December 31, 2001:


                                           Average         Weighted                           Weighted
                         Options       remaining life       average           Number           average
  Exercise Price       Outstanding         (years)      exercise price     exercisable     exercise price
  --------------       -----------         -------      --------------     -----------     --------------
$.50 - .80               4,002,525             5.75          $  0.71         3,952,525         $   0.71
$1.12 - 4.36                80,635             7.5           $  2.33            67,302         $   2.26
$5.00 - 5.12               591,250             6             $  5.00           587,917         $   5.00
$9.00 - 13.60               51,250             7             $ 12.45            51,250         $  12.45
                         ----------                                          ----------
                         4,725,660                                           4,658,994
                         ==========                                          ==========

         In February 2000, 337,500 employee options with exercise prices ranging from $9.00-$10.52 were re-priced to $5.00, which exceeded the then current market price.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

6.       COMMITMENTS AND CONTINGENCIES

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

8.       INCOME TAXES

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

          NAME                     AGE         POSITION
          ----                     ---         --------

          Klaus Moeller             41        Chairman of the Board, Chief Executive Officer,
                                              Interim Chief Financial Officer, Director
          Deborah L. Cross          46        Director
          Michael Meader            36        Executive Vice President - Distribution
          Larry Balaban             38        Executive Vice President of Marketing and
                                              Production
          Howard Balaban            41        Executive Vice President of New Business
                                              Development
          Julie Ekelund             40        Executive Vice President of Sales

         KLAUS MOELLER has served as the Chief Executive Officer and as a director of the Company since we acquired ITM in October 1997. Mr. Moeller has served as the Interim Chief Financial Officer of the Company since May 2001. Prior to the acquisition, Mr. Moeller had been the Chairman of the Board and Chief Executive Officer of ITM since its inception in 1992. Mr. Moeller has a background in marketing, advertising, real estate and auditing.

         DEBORAH LAW CROSS has served as a director of the Company since March 14, 2000. Since 1999, Ms. Cross has been the Director of Contract Services at HearPO, a division of Sonus Corp. which owns and operates 99 hearing care centers in the United States and Western Canada. As Director of Contract Services, Ms. Cross designs, negotiates and implements managed care contracts. >From 1996 to 1999, Ms. Cross was an area manager for Sonus, during which she managed 21 audiology clinics. From 1983 to 1996, Ms. Cross was the owner and president of Hearing Dynamics, Inc. which owned and operated four audiology clinics. Ms. Cross sold Hearing Dynamics to Sonus in 1996.

         MICHAEL MEADER has served as the Company's Executive Vice President since April of 1998. Mr. Meader worked as an outside consultant to the Company for a number of years prior to him joining the Company. His expertise encompasses distribution, category management and service for programs designed for mass-market retailers. From 1994 to 1998, Mr. Meader served as Vice President of Specialty Products at ARAMARK Corporation. While at ARAMARK, he controlled all corporate operations related to ARAMARK's Music Division.

         LARRY BALABAN has served as the Company's Vice President of Marketing and Production since January 1999, after having rendered consulting services to the Company for just over six months. Prior to his appointment, Mr. Balaban was president of Mr. B Productions, a non-traditional marketing firm based in New York City, specializing in TV production, target marketing and membership programs. From 1994-1997, Mr. Balaban was President of Virtual Reality Productions, where he specialized in marketing, and coordinated specialized audio productions for licensed products including Star Trek(TM), The Simpsons and the X-Files.

         HOWARD BALABAN has served as the Company's Executive Vice President of New Business Development since January 2002. He was previously appointed Senior Vice President of Sales in January 1999 after having rendered consulting services to the Company for just over six months. Prior to his appointment, Mr. Balaban was a sales and marketing consultant to various companies. From 1994-1997, Mr. Balaban was Senior Vice President of Business Development for Future Call, Inc., a prepaid telephone card company that he co-founded with William Shatner, and which held the rights to all Star Trek(TM) properties associated with prepaid phone cards. From 1991-1995, he was the chief executive officer of 3B Telecommunications, a company he founded and which acted as a master agent for telecom networks reselling phone time and telecom services. Howard and Larry Balaban are brothers.

         JULIE EKELUND was appointed as the Company's Executive Vice President of Sales in April 2002 after having rendered consulting services to the Company for a year. She has also worked in sales with Ekelund & Associates since 1994.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         Form 4 filings for Klaus Moeller, Michael Meader, Larry Balaban and Howard Balaban due in December 2001 and January 2002 were filed on April 30, 2002. A Form 3 filing for Julie Ekelund due on April 11, 2002, was filed on April 30, 2002. No other person, who, at any time during the year ended December 31, 2001, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 4 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2000, or any prior years ended December 31. The foregoing is based solely upon a review of Form 3 and 4 filings furnished to the Company during the year ended December 31, 2001, certain written representations and shareholders who, to the best of our knowledge, hold 10% or more of Company shares.

ITEM 10. EXECUTIVE COMPENSATION

         The compensation and benefits program of the Company is designed to attract, retain and motivate employees to operate and manage the Company for the best interests of its constituents.

         Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for the Company's goals and achievements. The compensation philosophy is based on a base salary, with opportunity for significant bonuses to reward outstanding performance and a stock option program.

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

                                                          SUMMARY COMPENSATION TABLE*

                                                  Annual Compensation                Long-Term Compensation
                                                  --------------------    ---------------------------------------
                                                                                   Awards                 Payouts
                                                                          ---------------------------     -------
                                                                                          Securities
                                                           Other Annual     Restricted     Underlying        LTIP        All Other
                                   Salary         Bonus    Compensation    Stock Awards    Option/SARs      Payouts    Compensation
 Name and Position      Year         $              $            $               $              $              $             $
------------------      ----       ------         -----    ------------    ------------    -----------      -------    ------------
Klaus Moeller           2001       150,000(1)       0             0           117,560(1)    200,000             0            0
CEO                     2000       150,000(1)       0             0            14,587(1)    137,500             0            0
                        1999       146,000          0             0                 0             0             0            0


Michael Meader          2001       150,000(2)       0             0            42,560(2)    200,000             0            0
Executive VP -          2000       150,000(2)       0             0            14,587(2)    137,500             0            0
Distribution            1999       146,000          0             0                 0             0             0            0

Larry Balaban           2001       150,000(3)       0             0            38,397(3)    200,000             0            0
Executive VP of         2000       110,000          0             0                 0       237,500             0            0
Marketing and           1999       107,874          0             0                 0        75,000             0            0
Production

Howard Balaban          2001       150,000(4)       0             0            38,397(4)    200,000             0            0
Executive VP of New     2000       110,000          0             0                 0       237,500             0            0
Business Development    1999       113,892          0             0                 0        75,000             0            0


* The number of shares and share prices disclosed reflect the reverse stock split which occurred on April 10, 2001.

(1) During 2001, in response to the Company's limited cash flow, Mr. Moeller accepted approximately $12,000 of unpaid 2000 salary and $75,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock on January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement, Mr. Moeller was issued 108,337 shares of stock on June 10, 2001. During 2002, Mr. Moeller received 23,810 shares on January 3, 2002, for an additional $15,000 of unpaid 2001 salary and agreed to accept 47,619 shares in lieu of $30,000 of 2002 salary. These issuances were at $.63 per share (the closing price of the common stock on January 2, 2002 was $0.62).

(2) During 2001, in response to the Company's limited cash flow, Mr. Meader accepted approximately $12,000 of unpaid 2000 salary and $15,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock as of January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement, Mr. Meader was issued 33,337 shares of common stock on June 10, 2001. Mr. Meader received 23,810 shares on January 3, 2002, for an additional $15,000 of unpaid 2001 salary and agreed to accept 47,619 shares in lieu of $30,000 of 2002 salary. These issuances were at $.63 per share (the closing price of the common stock on January 2, 2002 was $0.62).

(3) During 2001, in response to the Company's limited cash flow, Mr. L. Balaban accepted approximately $15,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock as of January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement, Mr. L. Balaban was issued 18,750 shares of common stock on June 10, 2001. Mr. L. Balaban received 23,810 shares on January 3, 2002, for an additional $15,000 of unpaid 2001 salary and agreed to accept 47,619 shares in lieu of $30,000 of 2002 salary. These issuances were at $.63 per share (the closing price of the common stock on January 2, 2002 was $0.62).

(4) During 2001, in response to the Company's limited cash flow, Mr. H. Balaban accepted approximately $15,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock as of January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement,

         Mr. H. Balaban was issued 18,750 shares of common stock on June 10, 2001. Mr. H. Balaban received 23,810 shares on January 3, 2002, for an additional $15,000 of unpaid 2001 salary and agreed to accept 47,619 shares in lieu of $30,000 of 2002 salary. These issuances were at $.63 per share (the closing price of the common stock on January 2, 2002 was $0.62).

         The following table sets forth the options granted, if any, to the persons named in the "Summary Compensation Table" during the Company's fiscal year ended December 31, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                (INCLUDES OPTIONS REPRICED IN LAST FISCAL YEAR)*

                                                  INDIVIDUAL GRANTS

                                                PERCENT OF TOTAL OPTIONS
                         NUMBER OF SECURITIES       / SARS GRANTED TO          EXERCISE OR
                         UNDERLYING OPTIONS /   EMPLOYEES IN FISCAL YEAR       BASE PRICE            EXPIRATION
         NAME              SARS GRANTED (#)                (%)                   ($/SH)                 DATE
         ----              ----------------                ---                   ------                 ----
Klaus Moeller                     200,000                 21%                      $0.80         December 31, 2011
Michael Meader                    200,000                 21                        0.80         December 31, 2011
Larry Balaban                     200,000                 21                        0.80         December 31, 2011
Howard Balaban                    200,000                 21                        0.80         December 31, 2011


* The number of shares and share prices disclosed reflect the reverse stock split which occurred on April 10, 2001.

         The following table sets forth information concerning the exercise of stock options by each person named in the "Summary Compensation Table" during the Company's fiscal year ended December 31, 2001, and the value of all exercisable and unexercisable options at December 31, 2001.

                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                    FISCAL YEAR-END OPTION VALUES

                                     NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                          UNEXCERCISED OPTIONS AT               IN-THE-MONEY OPTIONS
                                                 FY-END (#)                       AT FY-END ($) (1)
                                     --------------------------------     ---------------------------------
                    NAME             Exercisable        Unexercisable     Exercisable         Unexercisable
                    ----             -----------        -------------     -----------         -------------
            Klaus Moeller              525,000                0                $0                   $0
            Michael Meader             525,000                0                 0                    0
            Larry Balaban              525,000                0                 0                    0
            Howard Balaban             525,000                0                 0                    0

(1) Based on the closing price for our common stock at the close of market on December 31, 2001. On December 31, 2001, the price of our common stock was $0.75. The lowest exercise price of any outstanding option at December 31, 2001 was $0.80.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to the beneficial ownership of common stock as of April 10, 2002 (with percentages based on 13,483,755 shares outstanding) by (i) each person who is known by the Company to own beneficially more than 5% of common stock, (ii) each of the Company's directors and executive officers and (iii) all officers and directors of the Company as a group. Except as otherwise listed below, the address of each person is c/o Genius Products, Inc., 11250 El Camino Real, #100, San Diego, California 92130.

               NAME AND ADDRESS OF OWNER                             SHARES BENEFICIALLY OWNED (1)
               -------------------------                             -----------------------------
                                                                   NUMBER                   PERCENT(2)
                                                                   ------                   ----------
Klaus Moeller, Director                                            1,074,141                  8%(3)(4)(5)
Deborah L. Cross, Director                                             7,500                 <1
Michael Meader, Executive Vice President                           1,041,641                  8(6)
Larry Balaban,
     Executive Vice President and Director                           941,492                  7
Howard Balaban, Executive Vice President                             941,429                  7
Julie Ekelund, Executive Vice President                               57,619                 <1

S G Consulting Inc.                                                  660,000                  6
David C. Anderson & Pamela N. Anderson                               793,651                  7

All officers and directors as a group (6 persons)                  4,056,322                 30


------------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2002 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Does not include 162,500 shares of Common Stock issuable upon exercise of outstanding warrants.

(3) Includes 90,000 shares held by Shelly Moeller (as her sole property), who is the wife of Klaus Moeller. Mr. Moeller disclaims all beneficial ownership of such shares.

(4) Includes 37,500 shares held by Dorian Lowell as custodian for Tia Moeller, who is the daughter of Klaus Moeller. Mr. Moeller disclaims all beneficial ownership of such shares.

(5) Includes 37,500 shares held by Dorian Lowell as custodian for Hayden Moeller, who is the son of Klaus Moeller. Mr. Moeller disclaims all beneficial ownership of such shares.

(6) Includes 25,000 shares held by Suzanne Meader, who is the wife of Michael Meader. Mr. Meader disclaims all beneficial ownership of such Shares.


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

         We currently have employment agreements in effect for our senior executives that include change-of-control provisions. We recently entered into new three-year employment agreements effective January 3, 2002 with Klaus Moeller, Michael Meader, Larry Balaban and Howard Balaban. We have also entered into a three-year employment agreement with Julie Ekelund, which was effective April 1, 2002. Under each employment agreement, the senior executive is entitled to an annual salary of $150,000 and an annual grant of options to purchase up to 150,000 shares of common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B


      Exhibit No.                           Description
      -----------                           -----------

         2.1 Agreement and Plan of Reorganization with Salutations, Inc., and related exhibits and consents*
         3.1.1    Articles of Incorporation, as amended*
         3.1.2    Certificate of Change in Stock++++
         3.1.3    Certificate of Amendment of Articles of Incorporation++++
         3.2.1    Bylaws, as amended*
         3.2.2    Bylaws, as amended on April 20, 2000****

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

         10.1     License Agreement with Minnesota Communications Group*
         10.2     License Agreement with Minnesota Public Radio*
         10.3 Spokesperson Agreement for Deidre Hall with Panache, Inc., and related exhibits and addendum thereto*
         10.4     Sublease with Torrey Hills Corporate Center++++
         10.5 Fulfillment Services Agreement with Professional Marketing Associates, Inc.*
         10.6     Letter Agreement with Lido Group*
         10.7 International Marketing and Distribution Agreement with HSND, and amendment and addendum thereto*
         10.8     Non-Qualified Stock Option Plan*
         10.9 Senior Executive Employment Agreement with Klaus Moeller dated June 1, 1999*
         10.10 Change of Control Executive Employment Agreement with Klaus Moeller dated June 1, 1999*
         10.11 Senior Executive Employment Agreement with Dorian Lowell dated August 23, 1999*
         10.12 Change of Control of Executive Employment Agreement with Dorian Lowell dated August 23, 1999*

         10.13    Senior Executive Employment Agreement with Michael Meader
                  dated June 1, 1999*
         10.14    Change of Control of Executive Employment Agreement with
                  Michael Meader dated June 1, 1999*
         10.15    Executive Employment Agreement with Larry Balaban dated
                  January 1, 1999*
         10.16    Change of Control of Executive Employment Agreement with Larry
                  Balaban dated January 1, 1999*
         10.17    Executive Employment Agreement with Howard Balaban dated
                  January 1, 1999*
         10.18    Change of Control of Executive Employment Agreement with
                  Howard Balaban dated January 1, 1999*
         10.19    Executive Employment Agreement with Vinko Kovac dated January
                  1, 1999*
         10.20    Change of Control of Executive Employment Agreement with Vinko
                  Kovac dated January 1, 1999*
         10.21    License Agreement with Sasha St. Clair*
         10.22    Letter Agreement with Gerald Edick*
         10.23    Form of License Agreement with Naxos of America, Inc.*
         10.24    Financial Public Relations Letter of Agreement with Porter,
                  LeVay & Rose, Inc.**
         10.25    License Agreement with Boomerang Marketing, Inc.*
         10.26    Service(s) Agreement with Cost Care, Inc. (dba Unicare Managed
                  Care Services)**
         10.29    Consulting Agreement with Gerald Edick***
         10.30    Production Agreement with Richard Perry*****
         10.31    Representation Agreement with Global Icons*****
         10.32    Consulting Agreement with Johnny Drummond+
         10.33    Stock Option Agreement with Klaus Moeller dated May 25, 2000+
         10.34    Stock Option Agreement with Dorian Lowell dated May 25, 2000+
         10.35    Stock Option Agreement with Michael Meader dated May 25, 2000+
         10.36    Stock Option Agreement with Larry Balaban dated May 25, 2000+
         10.37    Stock Option Agreement with Howard Balaban dated May 25, 2000+
         10.38    Stock Option Agreement with Alison Elliott dated May 25, 2000+
         10.39    License Agreement with Jakks Pacific, Inc. ++
         10.40    License Agreement with Catton Apparel Group++
         10.41    License Agreement with J. Wasson Enterprises, Inc. ++
         10.42    Settlement Agreement (Investment Agreement) with American
                  Public Media Group (formerly known as Minnesota Communications
                  Group) ++
         10.43    Settlement Agreement (Shareholders Agreement) with American
                  Public Media Group (formerly known as Minnesota Communications
                  Group) ++
         10.44    Production Agreement with James Sommers++
         10.45    Stock Purchase Agreement with Klaus Moeller dated July 31,
                  2001+++
         10.46    Stock Purchase Agreement with Michael Meader dated July 31,
                  2001+++
         10.47    Stock Purchase Agreement with Larry Balaban dated July 31,
                  2001+++
         10.48    Stock Purchase Agreement with Howard Balaban dated July 31,
                  2001+++
         10.49    Consulting Agreement with Dennis Levin+++
         10.50    Consulting Agreement with Pete Wilson+++
         10.51    Employment Agreement with Klaus Moeller dated January 3, 2002
         10.52    Employment Agreement with Michael Meader dated January 3, 2002
         10.53    Employment Agreement with Larry Balaban dated January 3, 2002
         10.54    Employment Agreement with Howard Balaban dated January 3, 2002
         10.55    Employment Agreement with Vinko Kovac dated January 3, 2002
         10.56    Employment Agreement with Julie Ekelund dated April 1, 2002
         10.61    Amended and Restated 1997 Non-Qualified Stock Option Plan
         10.62    Second Amended and Restated 2000 Non-Qualified Stock Option
                  Plan
         23       Consent of independent auditors++++

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

+ Incorporated by reference from the exhibits included with the Company's Form 10-QSB, filed with the SEC on August 21, 2000.

++ Incorporated by reference from the exhibits included with the Company's Form 10-KSB, filed with the SEC on April 17, 2001.

+++ Incorporated by reference from the exhibits included with the Company's Form S-8, filed with the SEC on August 3, 2001.

++++ Incorporated by reference from the exhibits included with the Company's Form 10-KSB, filed with the SEC on April 16, 2002.

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


                                 GENIUS PRODUCTS, INC.,
                                 a Nevada Corporation


April 30, 2002                   By:  /s/ Klaus Moeller
                                      ------------------------------------------
                                      Klaus Moeller, President, Chief Executive
                                      Officer, Chairman of the Board and Interim
                                      Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




 /s/ Klaus Moeller                           President, Chief Executive Officer,                April 30, 2002
---------------------------------------      Chairman of the Board and Interim Chief
Klaus Moeller                                Financial Officer (principal executive
                                             officer and principal financial officer)



 /s/ Deborah L. Cross                        Director                                           April 30, 2002
---------------------------------------
Deborah L. Cross



 /s/ Larry Balaban                           Director                                           April 30, 2002
---------------------------------------
Larry Balaban
