Form 10KSB/A
period 2001-12-31
GENIUS PRODUCTS INC
filed 2002-05-02
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A#2


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

         10.13    Senior Executive Employment Agreement with Michael Meader
                  dated June 1, 1999*
         10.14    Change of Control of Executive Employment Agreement with
                  Michael Meader dated June 1, 1999*
         10.15    Executive Employment Agreement with Larry Balaban dated
                  January 1, 1999*
         10.16    Change of Control of Executive Employment Agreement with Larry
                  Balaban dated January 1, 1999*
         10.17    Executive Employment Agreement with Howard Balaban dated
                  January 1, 1999*
         10.18    Change of Control of Executive Employment Agreement with
                  Howard Balaban dated January 1, 1999*
         10.19    Executive Employment Agreement with Vinko Kovac dated January
                  1, 1999*
         10.20    Change of Control of Executive Employment Agreement with Vinko
                  Kovac dated January 1, 1999*
         10.21    License Agreement with Sasha St. Clair*
         10.22    Letter Agreement with Gerald Edick*
         10.23    Form of License Agreement with Naxos of America, Inc.*
         10.24    Financial Public Relations Letter of Agreement with Porter,
                  LeVay & Rose, Inc.**
         10.25    License Agreement with Boomerang Marketing, Inc.*
         10.26    Service(s) Agreement with Cost Care, Inc. (dba Unicare Managed
                  Care Services)**
         10.29    Consulting Agreement with Gerald Edick***
         10.30    Production Agreement with Richard Perry*****
         10.31    Representation Agreement with Global Icons*****
         10.32    Consulting Agreement with Johnny Drummond+
         10.33    Stock Option Agreement with Klaus Moeller dated May 25, 2000+
         10.34    Stock Option Agreement with Dorian Lowell dated May 25, 2000+
         10.35    Stock Option Agreement with Michael Meader dated May 25, 2000+
         10.36    Stock Option Agreement with Larry Balaban dated May 25, 2000+
         10.37    Stock Option Agreement with Howard Balaban dated May 25, 2000+
         10.38    Stock Option Agreement with Alison Elliott dated May 25, 2000+
         10.39    License Agreement with Jakks Pacific, Inc. ++
         10.40    License Agreement with Catton Apparel Group++
         10.41    License Agreement with J. Wasson Enterprises, Inc. ++
         10.42    Settlement Agreement (Investment Agreement) with American
                  Public Media Group (formerly known as Minnesota Communications
                  Group) ++
         10.43    Settlement Agreement (Shareholders Agreement) with American
                  Public Media Group (formerly known as Minnesota Communications
                  Group) ++
         10.44    Production Agreement with James Sommers++
         10.45    Stock Purchase Agreement with Klaus Moeller dated July 31,
                  2001+++
         10.46    Stock Purchase Agreement with Michael Meader dated July 31,
                  2001+++
         10.47    Stock Purchase Agreement with Larry Balaban dated July 31,
                  2001+++
         10.48    Stock Purchase Agreement with Howard Balaban dated July 31,
                  2001+++
         10.49    Consulting Agreement with Dennis Levin+++
         10.50    Consulting Agreement with Pete Wilson+++
         10.51    Employment Agreement with Klaus Moeller dated January 3,
                  2002+++++
         10.52    Employment Agreement with Michael Meader dated January 3,
                  2002+++++
         10.53    Employment Agreement with Larry Balaban dated January 3,
                  2002+++++
         10.54    Employment Agreement with Howard Balaban dated January 3,
                  2002+++++
         10.55    Employment Agreement with Vinko Kovac dated January 3,
                  2002+++++
         10.56    Employment Agreement with Julie Ekelund dated April 1,
                  2002+++++
         10.61    Amended and Restated 1997 Non-Qualified Stock Option Plan+++++
         10.62    Second Amended and Restated 2000 Non-Qualified Stock Option
                  Plan+++++
         23       Consent of independent auditors (filed herewith)

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

+++++ Incorporated by reference from the exhibits included with the Company's Form 10-KSB/A filed with the SEC on April 30, 2002.

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


                                 GENIUS PRODUCTS, INC.,
                                 a Nevada Corporation


May 2, 2002                      By:  /s/ Klaus Moeller
                                      ------------------------------------------
                                      Klaus Moeller, President, Chief Executive
                                      Officer, Chairman of the Board and Interim
                                      Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




 /s/ Klaus Moeller                           President, Chief Executive Officer,                May 2, 2002
----------------------------------------     Chairman of the Board and Interim Chief
Klaus Moeller                                Financial Officer (principal executive
                                             officer and principal financial officer)



 /s/ Deborah L. Cross                        Director                                           May 2, 2002
----------------------------------------
Deborah L. Cross



 /s/ Larry Balaban                           Director                                           May 2, 2002
----------------------------------------
Larry Balaban
