Form 10KSB/A
period 2001-12-31
GENIUS PRODUCTS INC
filed 2002-05-10
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Amendment #3 to

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

         There were 13,628,755 shares outstanding of the registrant's Common Stock as of April 10, 2002.

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

         As of April 10, 2002, we had approximately 13,628,755 shares of common stock issued and outstanding which were held by approximately 402 shareholders of record, including the holders that have their shares held in a depository trust in "street" name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Salt Lake City, Utah 84117.

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

         During 2001, we issued an aggregate of 489,746 unregistered shares pursuant to agreements with third-party consultants and service providers. All such shares were issued under Section Rule 506 or Section 4(2) of Regulation D under the Securities Act. During this time period, $458,543 of short-term debt and related interest was converted through the issuance of 573,179 shares. We also issued shares to certain officers in payment of salaries. Two officers accepted 29,174 shares as payment for $23,339 of accrued salaries from the year 2000. Four officers accepted 150,000 shares as payment of $120,000 of 2001 salary. We issued 24,000 shares as director compensation.

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

         We believe we now have sufficient liquidity to sustain operations through the end of the second quarter of 2003. If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate.

SUBSEQUENT EVENTS

         During the first quarter of 2002, the sale of more than 4,167,000 shares of common stock has resulted in capitalization to us in excess of $2,600,000. We believe this funding will allow the company to meet its obligations through the end of the second quarter of 2003; however, if our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. We anticipate the video licensing arrangement with Warner Home Video and additional arrangements for merchandising licenses through Global Icons, both completed in the first quarter 2002, will begin to produce revenues in the fourth quarter 2002. No assurance can be made however, that such arrangements will produce revenues for us in the fourth quarter of 2002, or ever.

         During the first quarter of 2002, we entered into employment agreements with Klaus Moeller, Michael Meader, Larry Balaban and Howard Balaban. In the second quarter of 2002, we entered into an employment agreement with Julie Ekelund. These agreements are substantially the same. See, "Certain Relationships and Related Transactions."

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

9.    BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

          NAME                     AGE         POSITION
          ----                     ---         --------

          Klaus Moeller             41        Chairman of the Board, Chief Executive Officer,
                                              Interim Chief Financial Officer, Director
          Deborah L. Cross          47        Director
          Michael Meader            36        Executive Vice President - Distribution
          Larry Balaban             38        Executive Vice President of Marketing and
                                              Production
          Howard Balaban            41        Executive Vice President of New Business
                                              Development
          Julie Ekelund             40        Executive Vice President of Sales

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

         DEBORAH LAW CROSS has served as a director of the Company since March 14, 2000. Since 1999, Ms. Cross has been the Director of Contract Services at HearPO, a division of Sonus Corp. which owns and operates 99 hearing care centers in the United States and Western Canada. As Director of Contract Services, Ms. Cross designs, negotiates and implements managed care contracts. From 1996 to 1999, Ms. Cross was an area manager for Sonus, during which she managed 21 audiology clinics. From 1983 to 1996, Ms. Cross was the owner and president of Hearing Dynamics, Inc. which owned and operated four audiology clinics. Ms. Cross sold Hearing Dynamics to Sonus in 1996.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Forms 3 and 4 are being filed as follows: (i) a Form 3 filing for Deborah Law Cross due on March 24, 2000; (ii) a Form 3 filing for Julie Ekelund due on April 11, 2002; (iii) Form 4s for Klaus Moeller, Michael Meader, Larry Balaban and Howard Balaban for one transaction each that occurred in June 2001, for one transaction each that occurred in December 2001 and for three transactions each that occurred in January 2002; (ii) Form 4s for Klaus Moeller and Deborah Law Cross for one transaction each that occurred in July 2001 and for Klaus Moeller for one transaction that occurred in October 2001. No other person, who, at any time during the year ended December 31, 2001, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 and 4 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2000, or any prior years ended December 31. The foregoing is based solely upon a review of Form 3 and 4 filings furnished to the Company during the year ended December 31, 2001, certain written representations and shareholders who, to the best of our knowledge, hold 10% or more of Company shares.

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

DIRECTOR COMPENSATION

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors and receive 2000 restricted shares of our common stock for each quarter of service on the board. All of our directors are accredited investors.

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

                                                          SUMMARY COMPENSATION TABLE*

                                                  Annual Compensation                Long-Term Compensation
                                                  --------------------    ---------------------------------------
                                                                                   Awards                 Payouts
                                                                          ---------------------------     -------
                                                                                          Securities
                                                           Other Annual     Restricted     Underlying        LTIP        All Other
                                   Salary         Bonus    Compensation    Stock Awards    Option/SARs      Payouts    Compensation
 Name and Position      Year         $              $            $               $              $              $             $
                                                                                                              (Car Allowance)
------------------      ----       ------         -----    ------------    ------------    -----------      -------    ------------
Klaus Moeller           2001       150,000(1)       0             0           117,560(1)    200,000             0         5000
CEO and Interim         2000       150,000(1)       0             0            14,587(1)    137,500             0            0
CF0                     1999       146,000          0             0                 0             0             0            0

Michael Meader          2001       150,000(2)       0             0            42,560(2)    200,000             0         5000
Executive VP -          2000       150,000(2)       0             0            14,587(2)    137,500             0            0
Distribution            1999       146,000          0             0                 0             0             0            0

Larry Balaban           2001       150,000(3)       0             0            38,397(3)    200,000             0         5000
Executive VP of         2000       110,000          0             0                 0       237,500             0            0
Marketing and           1999       107,874          0             0                 0        75,000             0            0
Production

Howard Balaban          2001       150,000(4)       0             0            38,397(4)    200,000             0         5000
Executive VP of New     2000       110,000          0             0                 0       237,500             0            0
Business Development    1999       113,892          0             0                 0        75,000             0            0


* The number of shares and share prices disclosed reflect the reverse stock split which occurred on April 10, 2001.

(1) During 2001, in response to the Company's limited cash flow, Mr. Moeller accepted approximately $12,000 of unpaid 2000 salary and $75,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock on January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement, Mr. Moeller was issued 108,337 shares of stock on June 10, 2001. Mr. Moeller received 23,810 shares on January 3, 2002, for an additional $15,000 of unpaid
         2001 salary and agreed to accept 47,619 shares in lieu of $30,000 of 2002 salary. These issuances were at $0.63 per share (the closing price of the common stock on January 2, 2002 was $0.62).

(2) During 2001, in response to the Company's limited cash flow, Mr. Meader accepted approximately $12,000 of unpaid 2000 salary and $15,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock as of January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement, Mr. Meader was issued 33,337 shares of common stock on June 10, 2001. Mr. Meader received 23,810 shares on January 3, 2002, for an additional $15,000 of unpaid 2001 salary and agreed to accept 47,619 shares in lieu of $30,000 of 2002 salary. These issuances were at $0.63 per share (the closing price of the common stock on January 2, 2002 was $0.62).

(3) During 2001, in response to the Company's limited cash flow, Mr. L. Balaban accepted approximately $15,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock as of January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement, Mr. L. Balaban was issued 18,750 shares of common stock on June 10, 2001. Mr. L. Balaban received 23,810 shares on January 3, 2002, for an additional $15,000 of unpaid 2001 salary and agreed to accept 47,619 shares in lieu of $30,000 of 2002 salary. These issuances were at $0.63 per share (the closing price of the common stock on January 2, 2002 was $0.62).

(4) During 2001, in response to the Company's limited cash flow, Mr. H. Balaban accepted approximately $15,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock as of January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement,

         Mr. H. Balaban was issued 18,750 shares of common stock on June 10, 2001. Mr. H. Balaban received 23,810 shares on January 3, 2002, for an additional $15,000 of unpaid 2001 salary and agreed to accept 47,619 shares in lieu of $30,000 of 2002 salary. These issuances were at $0.63 per share (the closing price of the common stock on January 2, 2002 was $0.62).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to the beneficial ownership of common stock as of April 10, 2002 (with percentages based on 13,628,755 shares outstanding) by (i) each person who is known by the Company to own beneficially more than 5% of common stock, (ii) each of the Company's directors and executive officers and (iii) all officers and directors of the Company as a group. Except as otherwise listed below, the address of each person is c/o Genius Products, Inc., 11250 El Camino Real, #100, San Diego, California 92130.

               NAME AND ADDRESS OF OWNER                             SHARES BENEFICIALLY OWNED (1)
               -------------------------                             -----------------------------
                                                                   NUMBER                   PERCENT(2)
                                                                   ------                   ----------
Klaus Moeller, Director, Chief Executive                             653,141                  5(3)(4)(5)
     Officer, Chairman of the Board and
     Interim Chief Financial Officer
Deborah L. Cross, Director                                            19,500                 <1
Michael Meader, President                                            716,641                  5(6)
Larry Balaban,
     Executive Vice President and Director                           616,492                  5
Howard Balaban, Executive Vice President                             616,429                  5
Julie Ekelund, Executive Vice President                              192,000                 <1

S G Consulting Inc.                                                  660,000                  6
David C. Anderson & Pamela N. Anderson                               793,651                  7

All officers and directors as a group (6 persons)                  2,814,203                 20


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

(7) Includes 10,000 options expiring on July 1, 2006, with an exercise price of $0.80 and 162,000 warrants expiring on April 1, 2007, with an exercise price of $0.63.

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

         Effective January 3, 2002, we entered into new three-year employment agreements with Klaus Moeller, our Chief Executive Officer, Chairman of the Board, Interim Chief Financial Officer and a Director; Michael Meader, our Executive Vice President; Larry Balaban, our Executive Vice President and a Director; and Howard Balaban, our Executive Vice President. Effective April 1, 2002, we entered into a three-year employment agreement with Julie Ekelund, our Executive Vice President. Under each employment agreement, the senior executive is entitled to an annual salary of $150,000 and a grant of options to purchase up 450,000 shares of common stock which vest one-third each year beginning on December 31, 2002. The options granted will be exercisable for a period of 10 years at a price equal to $0.63 per share. Under these employment agreements, if the senior executive dies or is terminated without cause (as defined in the employment agreement) during the first year of the employment agreement, the senior executive will receive twenty-four months of salary as severance pay. If the senior executive dies or is terminated without cause during the second year of the employment agreement, the senior executive will receive eighteen months of salary as severance pay. If the senior executive dies or is terminated without cause during the third year of the employment agreement, the senior executive will receive twelve months of salary as severance pay. Severance pay under these employment agreements is due and payable in full immediately upon death or termination of the senior executive. If we were required to make payments under the severance pay provisions contained in one or more of these employment agreements, such would have a material adverse effect upon our liquidity and results of operations.

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

+++++   Incorporated by reference from the exhibits included with the Company's
Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002.

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

                                 GENIUS PRODUCTS, INC.,
                                 a Nevada Corporation

May 9, 2002                   By:  /s/ Klaus Moeller
                                      ------------------------------------------
                                      Klaus Moeller, Chief Executive Officer,
                                      Chairman of the Board and Interim
                                      Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Klaus Moeller                           Chief Executive Officer,                           May 9, 2002
---------------------------------------      Chairman of the Board and Interim Chief
Klaus Moeller                                Financial Officer (principal executive
                                             officer and principal financial officer)

 /s/ Deborah L. Cross                        Director                                           May 9, 2002
---------------------------------------
Deborah L. Cross

 /s/ Larry Balaban                           Director                                           May 9, 2002
---------------------------------------
Larry Balaban
