Form 10QSB
period 2002-03-31
GENIUS PRODUCTS INC
filed 2002-05-20
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 15,377,165 shares outstanding of the registrant's Common Stock as of May 9,2002.

Transitional small business disclosure format (check one): Yes  [ ]  No  [X]

================================================================================

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I           Financial Information                                        3

   Item 1  Financial Statements                                               3

           Condensed Consolidated Balance Sheet at March 31, 2002
                  (unaudited)                                                 3
           Condensed Consolidated Statement of Operations
                  For the Three Months Ended March 31, 2002
                  (unaudited)                                                 4
           Condensed Consolidated Statements of Cash Flow
                  For the Three Months Ended March 31, 2002
                  (unaudited)                                                 5
           Notes to Condensed Consolidated Financial Statements (unaudited)   6

   Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         6

PART II         Other Information

   Item 1  Legal Proceedings                                                  8

   Item 2  Changes in Securities and Use of Proceeds                          8

   Item 3  Defaults Upon Senior Securities                                    8

   Item 4  Submission of Matters to a Vote of Security Holders                8

   Item 5  Other Information                                                  8

   Item 6  Exhibits and Reports on Form 8-K                                   8

SIGNATURES                                                                    9

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
MARCH 31,
--------------------------------------------------------------------------------

                                                                        2002
                                                                   -------------
ASSETS

Current assets
     Cash and equivalents                                          $  1,200,046
     Accounts receivable, net of allowance for
        doubtful accounts and sales returns of $96,000                  557,668
     Inventories                                                        192,505
                                                                   -------------
            Total current assets                                      1,950,219

     Property and equipment, net of accumulated depreciation
        of $86,972                                                       86,072
     Production masters, net of accumulated amortization of
        $460,347                                                        324,473
     Patents and trademarks, net of accumulated
        amortization of $15,528                                          65,361
     Deposits and other                                                 181,179
                                                                   -------------

                                                                   $  2,607,304
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
        Accounts payable                                           $    425,949
        Accrued payroll and related expenses                             19,528
        Accrued other expenses                                          118,792
                                                                   -------------

            Total current liabilities                                   564,269

     Deferred income - Advance royalties                                350,000

     Redeemable common stock                                            505,860

     Commitments and contingencies                                           --

     Stockholders' deficit:
        Common stock, $.001 par value; 25,000,000 shares
        authorized: 12,912,449 shares outstanding                        12,912
        Additional paid-in capital                                   14,034,463
        Unamortized stock options                                            --
        Stock subscription receivable                                (2,423,910)
        Accumulated deficit                                         (10,436,290)
                                                                   -------------
            Total stockholders' equity                                1,187,175
                                                                   -------------

                                                                   $  2,607,304
                                                                   =============

     The accompanying notes are an integral part of these statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,...
--------------------------------------------------------------------------------

                                                          2002          2001
                                                     ------------   ------------

Revenues
     Music                                           $   319,870    $   219,888
     Licensing                                             5,600         10,060
     Video                                                20,784             --
     Jewelry, other                                      104,362         58,433
                                                     ------------   ------------

     Total revenues                                      450,616        288,381
                                                     ------------   ------------

COSTS AND EXPENSES
     Cost of sales
        Music                                            119,968         92,556
        Licensing                                         13,268          2,250
        Video                                              6,161             --
        Jewelry, other                                    75,141         49,061
     Sales and marketing                                  88,707        187,640
     Product and web development                          36,306        134,926
     General and administrative                          539,340        384,101
                                                     ------------   ------------

     Total costs and expenses                            878,891        850,534
                                                     ------------   ------------

     Loss from operations                               (428,275)      (562,153)


Interest income                                              345             --
Interest expense                                          (7,125)       (55,670)
                                                     ------------   ------------

     Loss before provision for income taxes             (435,055)      (617,823)

Provision for income taxes                                   800            800
                                                     ------------   ------------

     Net loss                                        $  (435,855)   $  (618,623)
                                                     ============   ============


Basic and diluted loss per common share:
     Net loss per share                              $     (0.05)   $     (0.14)
                                                     ============   ============

     Basic and diluted weighted average shares         8,971,768      4,354,377
                                                     ============   ============

     The accompanying notes are an integral part of these statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,...
-----------------------------------------------------------------------------------------

                                                                  2002           2001
                                                              ------------   ------------
Cash flows from operating activities
     Net loss                                                 $  (435,855)   $  (618,623)
     Adjustments to reconcile net loss to net cash used by
     operating activities:
        Depreciation and amortization                              34,396         45,889
        Common stock issued for services                           55,999         87,771
        Stock options granted to non-employees for services       131,329             --
        Stock issued for compensation                             180,000             --
        Interest expense on redeemable common stock                 6,410             --
        Changes in assets and liabilities:
        (Increase) decrease in:
        Accounts receivable                                      (176,160)       152,881
        Inventories                                               (69,194)          (245)
        Deposits and other                                        (96,212)         3,110
        Increase (decrease) in:
        Accounts payable                                         (419,633)        34,583
        Deferred income                                           350,000             --
        Accrued payroll and other expenses                       (112,645)       105,056
                                                              ------------   ------------

     Net cash used by operating activities                       (551,565)      (189,578)
                                                              ------------   ------------

Cash flows from investing activities
     Patents and trademarks                                       (35,640)       (10,946)
     Development of production masters                           (168,051)       (22,500)
     Purchase of property and equipment                           (29,780)            --
                                                              ------------   ------------

     Net cash used in investing activities                       (233,471)       (33,446)
                                                              ------------   ------------

Cash flows from financing activities
     Borrowings on notes payable                                   62,505         20,000
     Proceeds from issuance of convertible debt                        --        210,000
     Proceeds from issuance of common stock                     1,894,579         15,000
                                                              ------------   ------------

     Net cash provided by financing activities                  1,957,084        245,000
                                                              ------------   ------------

Net increase (decrease) in cash and equivalents                 1,172,048         21,976

Cash at beginning of period                                        27,998         54,928
                                                              ------------   ------------

Cash at end of period                                         $ 1,200,046    $    76,904
                                                              ============   ============

     Non-cash investing and financing activities:
        Payment of loans by issuance of common stock          $    62,506    $   317,400
        Common stock subscribed                                   645,817
        Exercise of options with notes receivable               1,778,000
                                                              ------------   ------------
                                                              $ 2,486,323    $   317,400
                                                              ============   ============

             The accompanying notes are an integral part of these statements.

                                            5

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

         The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2001. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

The three months ended March 31, 2002.

         Revenues consist primarily of music (Baby Genius) product sales to wholesale customers and via the internet to retail customers, and charges to customers for shipping and handling, net of product returns and discounts. The company recognizes royalty revenue related to licensing the Baby Genius trademark and licensing the distribution of our videos. In addition, revenues include sales of jewelry products, net of returns.

         Total revenues increased 56% ($162,235) to $450,616 for the three months ended March 31, 2002 from $288,381 for the three months ended March 31, 2001.

         Music sales increased 30% for the three months in 2002 compared to the three months of 2001, due to the completion of our re-packaging activities and the initialization of sales of our new multi packs. We are now developing new titles, shipping the new style and releasing our latest video, The Four Seasons. We are also seeing increasing music orders in the first quarter as a result of the changes and completion of new licensing and distribution agreements. Jewelry and other sales increased 79% ($45,929) to $104,362 for the three months ended March 31, 2002 from $58,433 for the three months ended March 31, 2001. The increase in video revenues to $20,784 reflects the release and initial sales of our videos that had not been completed in 2001. Licensing revenues dropped by 44% from a year ago due to the lack of funding during the prior year that restricted development of new characters and products.

         Cost of sales consists primarily of the costs of products sold to customers and packaging and shipping costs and commissions relating to licensing revenues. Cost of sales for jewelry products and other sales has increased by 53% ($26,080) to $75,141 for the three months ended March 31, 2002, compared to $49,061 in 2001. This represents the increased volume of sales, and shows an increase in the gross margin on jewelry from 16% in 2001 to 28% in 2002. The increase is due to a reduction in the returns and the increased volume. Increased sales and the completion of the return program for new packaging has helped us realize an increase in the margin on music sales from 58% to 62%.

         Sales and marketing expenses consist of costs for consultants, marketing personnel and promotional activities. Sales and marketing expenses decreased by 53% ($98,933) to $88,707 for the three months ended March 31, 2002 from $187,640 for the three months ended March 31, 2001 reflecting the continued effort to reduce costs and the previous lack of funding.

         Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius web site and product line. Product and web development costs decreased by 73% ($98,620) to $36,306 for the three months ended March 31, 2002 from $134,926 for the three months ended March 31, 2001. The completion of web site development and the previous restrictions due to funding had curtailed our developmental activities. The effects of the new funding will be seen in increased activity in product development in the second and third quarters.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses increased by 40% ($155,239) to $539,340 for the three months ended March 31, 2002 from $384,101 for the three months ended March 31, 2001. This increase is primarily a result of the costs associated with the issuance of options to both employees and consultants.

         The 87% decrease in interest expense for the first quarter from a year ago reflects the decrease in borrowings due to the funding from the issuance of stock rather than notes and debentures.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2002 we obtained significant financing primarily through the issuance of additional common shares in private placements for cash proceeds of $1,894,579. We believe we now have sufficient liquidity to sustain operations through the end of the second quarter of 2003. If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate.

          We also received $350,000 in advance royalties related to the distribution and sale of our videos.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of conducting business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in our Form 1O-KSB for the year ended December 31, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from January 1, 2002 through March 31, 2002, we issued a total of 6,728,693 shares, of which (a) 2,222,500 restricted shares were issued at a price of $0.80 per share for notes secured by the stock amounting to $1,778,000, and 4,032,375 shares at a price of $.63 per share for net proceeds of $1,894,579, and subscriptions of $645,817, to accredited investors pursuant to private placements under Section 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"), (b) 99,215 shares were issued for the conversion of short-term debt, and (c) an aggregate of 88,887 unregistered shares pursuant to a number of agreements with third-party consultants and service providers and related parties issued under Section 4 (2) of the Securities Act. Additionally, 285,716 shares were issued to employees in lieu of cash payment for past and current compensation. The proceeds were, and will be, used for working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

                  None.

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENIUS PRODUCTS, INC.,
                                   a Nevada Corporation


May 17, 2002                       By:  /s/ Klaus Moeller
                                        ---------------------------------------
                                        Klaus Moeller, Chief Executive Officer,
                                        Chairman of the Board and Interim
                                        Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Klaus Moeller     Chief Executive Officer, Chairman of the     May 17, 2002
---------------------  Board and Interim Chief Financial Officer
Klaus Moeller          (principal executive officer and
                       principal financial officer)


 /s/ Deborah L. Cross  Director                                     May 17, 2002
---------------------
Deborah L. Cross


 /s/ Larry Balaban     Director                                     May 17, 2002
---------------------
Larry Balaban