Form 10QSB
period 2002-06-30
GENIUS PRODUCTS INC
filed 2002-08-19
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 15,471,947 shares outstanding of the registrant's Common Stock as of August 16, 2002.

Transitional small business disclosure format (check one): Yes  [ ]  No  [X]

================================================================================

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I           Financial Information                                        3

   Item 1  Financial Statements                                               3

           Condensed Consolidated Balance Sheet at June 30, 2002
                  (unaudited)                                                 3
           Condensed Consolidated Statement of Operations
                  For the Three Months Ended June 30, 2002
                  (unaudited)                                                 4
           Condensed Consolidated Statement of Operations
                  For the Six Months Ended June 30, 2002
                  (unaudited)                                                 5
           Condensed Consolidated Statements of Cash Flow
                  For the Six Months Ended June 30, 2002
                  (unaudited)                                                 6
           Notes to Condensed Consolidated Financial Statements (unaudited)   7

   Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

PART II         Other Information

   Item 1  Legal Proceedings                                                  9

   Item 2  Changes in Securities and Use of Proceeds                          9

   Item 3  Defaults Upon Senior Securities                                    9

   Item 4  Submission of Matters to a Vote of Security Holders                9

   Item 5  Other Information                                                  9

   Item 6  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                    10

                   PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
JUNE 30,
--------------------------------------------------------------------------------

                                                                     2002
                                                                -------------
ASSETS

Current assets
   Cash and equivalents                                         $  1,222,354
   Accounts receivable, net of allowance for
       doubtful accounts and sales returns of $126,000               652,781
   Inventories                                                       311,491
                                                                -------------
          Total current assets                                     2,186,626

   Property and equipment, net of accumulated depreciation
       of $96,877                                                    151,115
   Production masters, net of accumulated amortization of
       $460,347                                                      419,251
   Patents and trademarks, net of accumulated
       amortization of $17,967                                        62,923
   Deposits and other                                                202,436
                                                                -------------

                                                                $  3,022,351
                                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
       Accounts payable                                         $    442,734
       Accrued payroll and related expenses                           19,528
       Debentures payable                                             60,000
       Accrued other expenses                                        106,871
                                                                -------------

          Total current liabilities                                  629,133

   Deferred income - Advance royalties                               280,000

   Redeemable common stock                                           515,298

   Commitments and contingencies                                           -

   Stockholders' equity:
       Common stock, $.001 par value; 25,000,000 shares
       authorized: 15,336,309 shares outstanding                      15,336
       Additional paid-in capital                                 15,745,157
       Stock subscription receivable                              (2,610,276)
       Accumulated deficit                                       (11,552,297)
                                                                -------------
          Total stockholders' equity                               1,597,920
                                                                -------------

                                                                $  3,022,351
                                                                =============

        The accompanying notes are an integral part of these statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                       2002             2001
                                                  -------------    -------------
REVENUES
   Music                                          $    331,692     $     28,175
   Licensing                                            14,487           10,182
   Video                                                78,887               --
   Jewelry, other                                      129,904           91,156
                                                  -------------    -------------

   Total revenues                                      554,970          129,513
                                                  -------------    -------------

COSTS AND EXPENSES
   Cost of sales
       Music                                           408,697           84,350
       Licensing                                         5,548               --
       Video                                             4,417               --
       Jewelry, other                                  128,450           76,935
   Sales and marketing                                  71,698           90,983
   Product and web development                           8,447           85,469
   General and administrative                        1,093,833          360,946
                                                  -------------    -------------

   Total costs and expenses                          1,721,090          698,683
                                                  -------------    -------------

   Loss from operations                             (1,166,120)        (569,170)

Interest income                                         66,183               --
Interest expense                                       (16,028)         (22,284)
                                                  -------------    -------------

   Loss before provision for income taxes           (1,115,965)        (591,454)

Provision for income taxes                                  --               --
                                                  -------------    -------------

   Net loss                                       $ (1,115,965)    $   (591,454)
                                                  =============    =============

Basic and diluted loss per common share:
   Net loss per share                             $      (0.07)    $      (0.13)
                                                  =============    =============

   Basic and diluted weighted average shares        15,016,620        4,577,065
                                                  =============    =============

        The accompanying notes are an integral part of these statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                       2002             2001
                                                  -------------    -------------
REVENUES
   Music                                          $    651,562     $    248,064
   Licensing                                            20,087           20,242
   Video                                                99,671               --
   Jewelry, other                                      234,265          149,589
                                                  -------------    -------------

   Total revenues                                    1,005,585          417,895
                                                  -------------    -------------

COSTS AND EXPENSES
   Cost of sales
       Music                                           528,665          176,914
       Licensing                                        18,816            2,250
       Video                                            10,579               --
       Jewelry, other                                  203,591          125,989
   Sales and marketing                                 160,406          278,624
   Product and web development                          44,754          220,394
   General and administrative                        1,633,172          745,047
                                                  -------------    -------------

   Total costs and expenses                          2,599,983        1,549,218
                                                  -------------    -------------

   Loss from operations                             (1,594,398)      (1,131,323)

Interest income                                         66,528               --
Interest expense                                       (23,153)         (77,954)
                                                  -------------    -------------

   Loss before provision for income taxes           (1,551,023)      (1,209,277)

Provision for income taxes                                 800              800
                                                  -------------    -------------

   Net loss                                       $ (1,551,823)    $ (1,210,077)
                                                  =============    =============

Basic and diluted loss per common share:
   Net loss per share                             $      (0.13)    $      (0.27)
                                                  =============    =============

   Basic and diluted weighted average shares        12,016,087        4,491,824
                                                  =============    =============

        The accompanying notes are an integral part of these statements.


GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------

                                                                    2002              2001
                                                                ------------      ------------
Cash flows from operating activities
   Net loss                                                     $(1,551,823)      $(1,210,077)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
       Depreciation and amortization                                 86,366            91,177
       Bad debt expense                                              30,000                --
       Common stock issued for services                             350,050           179,539
       Stock options granted to non-employees for services          376,575                --
       Stock issued for compensation                                180,000                --
       Interest expense on redeemable common stock                   15,848                --
       Changes in assets and liabilities:
       (Increase) decrease in:
       Accounts receivable                                         (369,539)          249,827
       Inventories                                                 (188,180)          (55,973)
       Deposits and other                                          (117,469)           (6,153)
       Increase (decrease) in:
       Accounts payable                                            (402,848)          151,109
       Deferred income                                              280,000                --
       Accrued payroll and other expenses                          (124,603)          225,815
                                                                ------------      ------------

   Net cash used by operating activities                         (1,435,623)         (374,736)
                                                                ------------      ------------

Cash flows from investing activities
   Patents and trademarks                                           (35,640)          (10,946)
   Development of production masters                               (228,856)          (26,850)
   Purchase of property and equipment                              (104,731)           (1,611)
                                                                ------------      ------------

   Net cash used in investing activities                           (369,227)          (39,407)
                                                                ------------      ------------

Cash flows from financing activities
   Borrowings on notes payable                                       62,506           125,000
   Proceeds from issuance of convertible debt                        60,000           260,000
   Proceeds from issuance of common stock                         2,876,700            15,000
                                                                ------------      ------------

   Net cash provided by financing activities                      2,999,206           400,000
                                                                ------------      ------------

Net increase (decrease) in cash and equivalents                   1,194,356           (14,143)

Cash at beginning of period                                          27,998            54,928
                                                                ------------      ------------

Cash at end of period                                           $ 1,222,354       $    40,785
                                                                ============      ============

   Non-cash investing and financing activities:
       Acquisition of production masters through the
         issuance of common stock                               $    73,600       $        --
       Payment of loans by issuance of common stock                  62,506           435,526
       Common stock subscribed                                      764,010                --
       Exercise of options with notes receivable                  1,778,000                --
                                                                ------------      ------------
                                                                $ 2,678,116       $   435,526
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

The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statement contained in the Company's Form 10-KSB for the year ended December 31, 2001. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

NOTE B:  COMMON STOCK

During the six months ended June 30, 2002, we issued a total of 9,152,553 shares, of which 3,559,700 restricted shares were issued at prices of $.50, $.63 and $.80 per share for notes secured by the stock amounting to $2,542,410. We also issued (a) 4,566,190 shares at a price of $.63 per share for net proceeds of $2,876,700 in private placements, (b) 99,215 shares for the conversion of $62,506 short-term debt, and (c) 616,484 shares for $350,050 in services and $73,600 of production masters. Additionally, 310,964 shares were issued to employees for $180,000 past and current compensation.

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

         The three and six months ended June 30, 2002.

         Revenues consist primarily of music (Baby Genius) product sales to wholesale customers and via the internet to retail customers, and charges to customers for shipping and handling, net of product returns and discounts. The company recognizes royalty revenue related to licensing the Baby Genius trademark, and related to the distribution of our line of videos. Revenues also include sales of jewelry products, net of returns.

         Total revenues increased 329% ($425,457) to $554,970 for the three months and 141% ($587,690) to $1,005,585 for the six months ended June 30, 2002.

         Music sales increased 1077% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and 163% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to the completion of our re-packaging activities and the continued delivery of our new multi packs. We are now developing new titles and shipping the new style packaging. Video sales (royalties) are up from $0 to $78,887 for the three months and from $0 to $99,671 for the six months of this year versus 2001. These increases are a result of our obtaining a wider distribution of our products and increasing our sales to existing customers. Increasing jewelry and other sales, from $91,156 to $129,904 (43%) and from $149,589 to $234,265 (57%), for the three and six month periods respectively, are an indication of our reluctance to abandon a product line that has been profitable for us. We continue to consider whether we will remain in this business area and continue to place our primary focus on our music and video business segment.

         Costs of sales consist primarily of the costs of products sold to customers and packaging and shipping costs and commissions relating to licensing revenues. The high cost of sales for both music and jewelry products are a reflection of the clearance and write off of old inventory and the charge to operations for promotional products. The gross margin on video sales and royalties, and our licensing revenues, was 75% for the six months ended June 30, 2002 and 89% for the three months ended June 30, 2002.

         Sales and marketing expenses consist of costs for consultants, marketing personnel and promotional activities. Sales and marketing expenses decreased by 21% ($19,285) to $71,698 for the three months ended June 30, 2002 from $90,983 for the three months ended June 30, 2001 reflecting the continued effort to reduce costs. Our costs for the six months ended June 30, 2002 are down 42% compared to the six months ended June 30, 2001. Costs in this area will begin to increase as we commit resources to marketing and sales of new and existing product lines.

         Product and web development expenses consist of personnel, consultants and services in the development of the Baby Genius web site and product line. Product and web development costs decreased by 90% and 80% for the three and six months ended June 30, 2002 respectively as compared to the same periods in 2001. Cost reductions of $77,022 and $175,640 for the three and six months as compared to the same periods in 2001 were the result of the completion of the web site development and our previous lack of funding. The effects of the increasing expenditures for product development can be seen in the increased development costs capitalized during the period. The cost of this activity will be recognized in future periods.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and other general corporate expenses. General and administrative expenses increased by 203% ($732,887) to $1,093,833 for the three months ended June 30, 2002 and 119% ($888,125) to $1,633,172 for the six months ended June 30, 2002 from
$360,946 for the three months and $745,047 for the six months ended June 30, 2001. This increase is a result of the costs associated with the issuance of options to both employees and consultants ($376,575), the increased cost of consultants and professionals as we increased our marketing efforts ($283,000), an increase in our bad debt reserve ($30,000) and other general increases related to the renewed activity brought about by the new funding.

         The 28% decrease in interest expense for the three months ended June 30, 2002 from the same period last year and the 70% decrease in interest expense for the six months ended June 30, 2002 compared to the same period last year reflects the decrease in borrowings due to the funding from the issuance of stock rather than notes and debentures. Interest income represents the earnings on both short-term invested funds and the amounts earned on subscription agreements. The funding has secured our operations through 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2002 we obtained significant financing primarily through the issuance of additional common shares in private placements for cash proceeds of $2,876,700. We believe this financing is sufficient to meet our needs for as much as twelve months.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of conducting business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in our Form 1O-KSB for the year ended December 31, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from January 1, 2002 through June 30, 2002, we issued a total of 9,152,553 shares, of which (a) 3,559,700 restricted shares were issued at prices of $.50, $.63 and $.80 per share for notes secured by the stock amounting to $2,542,410. We also issued 4,566,190 shares at a price of $.63 per share for net proceeds of $2,876,700 to accredited investors pursuant to private placements under Section 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"), (b) 99,215 shares were issued for the conversion of short-term debt, and (c) an aggregate of 497,057 unregistered shares and 119,427 registered shares pursuant to a number of agreements with third-party consultants and service providers and related parties issued under Section 4 (2) of the Securities Act. Additionally, 310,964 shares were issued to employees in lieu of cash payment for past and current compensation. All cash proceeds were used principally for working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

                  3.1.4 Certificate of Amendment to the Articles Of Incorporation of Genius Products, Inc.
                  10.71    Genius Products, Inc. Audit Committee Charter
                  99.1     Certification of Chief Executive Officer
                  99.2     Certification of Chief Financial Officer

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

                                   GENIUS PRODUCTS, INC.,
                                   a Nevada Corporation

August 19, 2002                    By:  /s/ Klaus Moeller
                                     ---------------------------------------
                                     Klaus Moeller, Chief Executive Officer,
                                     Chairman of the Board and Interim
                                     Chief Financial Officer