Form 10QSB
period 2002-09-30
GENIUS PRODUCTS INC
filed 2002-11-15
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 15,814,252 shares outstanding of the registrant's Common Stock as of November 12, 2002.

Transitional small business disclosure format (check one): Yes  [ ]  No  [X]

================================================================================

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I           Financial Information                                        3

   Item 1  Financial Statements                                               3

           Condensed Consolidated Balance Sheet at September 30, 2002
                  (unaudited)                                                 3
           Condensed Consolidated Statements of Operations
                  for the Three Months Ended September 30, 2002
                  and 2001 (unaudited)                                        4
           Condensed Consolidated Statements of Operations
                  for the Nine Months Ended September 30, 2002
                  and 2001 (unaudited)                                        5
           Condensed Consolidated Statements of Cash Flow
                  for the Nine Months Ended September 30, 2002
                  and 2001 (unaudited)                                        6
           Notes to Condensed Consolidated Financial Statements (unaudited)   7

   Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

   Item 3  Controls and Procedures                                            9

PART II         Other Information

   Item 1  Legal Proceedings                                                  9

   Item 2  Changes in Securities and Use of Proceeds                          9

   Item 3  Defaults Upon Senior Securities                                    9

   Item 4  Submission of Matters to a Vote of Security Holders                9

   Item 5  Other Information                                                  9

   Item 6  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                    10

                   PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                                    2002
                                                                -------------
ASSETS

Current assets
   Cash and equivalents                                         $    735,478
   Accounts receivable, net of allowance for
       doubtful accounts and sales returns of $70,000              1,161,138
   Inventories                                                       237,041
   Prepaid Expenses                                                   63,173
                                                                -------------
          Total current assets                                     2,196,830

   Property and equipment, net of accumulated depreciation
       of $107,532                                                   151,256
   Production masters, net of accumulated amortization of
       $323,058                                                      381,586
   Patents and trademarks, net of accumulated
       amortization of $20,717                                        88,178
   Deposits and other                                                175,725
                                                                -------------

                                                                $  2,993,575
                                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
       Accounts payable                                         $    383,859
       Accrued payroll and related expenses                           43,187
       Debentures payable                                             60,750
       Accrued other expenses                                          3,223
       Deferred Income - Advance royalties                           308,540
                                                                -------------

          Total current liabilities                                  799,559

   Redeemable common stock                                           524,159

   Commitments and contingencies                                           -

   Stockholders' equity:
       Common stock, $.001 par value; 50,000,000 shares
       authorized: 15,655,053 shares outstanding                      15,655
       Additional paid-in capital                                 16,200,106
       Stock subscription receivable                              (2,606,164)
       Accumulated deficit                                       (11,939,740)
                                                                -------------
          Total stockholders' equity                               1,669,857
                                                                -------------

                                                                $  2,993,575
                                                                =============

        The accompanying notes are an integral part of these statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                       2002             2001
                                                  -------------    -------------
REVENUES
   Product sales                                  $    918,831     $    374,780
   Licensing                                            17,179              108
   Video royalties                                     113,767               --
                                                  -------------    -------------
   Total revenues                                    1,049,777          374,888
   Returns, Discounts and Allowances                  (246,836)          (7,988)
                                                  -------------    -------------
   Net revenues                                        802,941          366,900
                                                  -------------    -------------

COSTS AND EXPENSES
   Cost of revenues                                    423,321          355,081
   Sales and marketing                                 119,267           91,426
   Product and web development                          18,789           63,610
   General and administrative                          652,301          326,934
                                                  -------------    -------------

   Total costs and expenses                          1,213,678          837,051
                                                  -------------    -------------

   Loss from operations                               (410,737)        (470,151)

Interest income                                         38,676               --
Interest expense                                       (15,421)         (11,864)
                                                  -------------    -------------

   Loss before provision for income taxes             (387,482)        (482,015)

Provision for income taxes                                  --               --
                                                  -------------    -------------

   Net loss                                       $   (387,482)    $   (482,015)
                                                  =============    =============

Basic and diluted loss per common share:
   Net loss per share                             $      (0.03)    $      (0.09)
                                                  =============    =============

   Basic and diluted weighted average shares        15,340,752        5,266,606
                                                  =============    =============

        The accompanying notes are an integral part of these statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                       2002             2001
                                                  -------------    -------------
REVENUES
   Product sales                                  $  1,917,297     $    822,024
   Licensing                                            31,666           20,350
   Video royalties                                     189,367               --
                                                  -------------    -------------
   Total revenues                                    2,138,330          842,374
   Returns, Discounts and Allowances                  (327,909)         (57,580)
                                                  -------------    -------------
   Net revenues                                      1,810,421          784,794
                                                  -------------    -------------

COSTS AND EXPENSES
   Cost of revenues                                  1,224,524          660,234
   Sales and marketing                                 316,870          370,050
   Product and web development                          35,734          284,004
   General and administrative                        2,238,429        1,071,981
                                                  -------------    -------------

   Total costs and expenses                          3,815,557        2,386,269
                                                  -------------    -------------

   Loss from operations                             (2,005,136)      (1,601,475)

Interest income                                        105,205               --
Interest expense                                       (38,574)         (89,818)
                                                  -------------    -------------

   Loss before provision for income taxes           (1,938,505)      (1,691,293)

Provision for income taxes                                 800              800
                                                  -------------    -------------

   Net loss                                       $ (1,939,305)    $ (1,692,093)
                                                  =============    =============

Basic and diluted loss per common share:
   Net loss per share                             $      (0.15)    $      (0.36)
                                                  =============    =============

   Basic and diluted weighted average shares        13,140,589        4,753,821
                                                  =============    =============

        The accompanying notes are an integral part of these statements.


GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------

                                                                    2002              2001
                                                                ------------      ------------
Cash flows from operating activities
   Net loss                                                     $(1,939,305)      $(1,692,093)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
       Depreciation and amortization                                145,837           136,468
       Bad debt expense                                             (26,000)               --
       Common stock issued for services                             233,584           236,229
       Stock options granted to non-employees for services          566,536                --
       Stock issued for compensation                                210,000                --
       Interest expense on redeemable common stock                   24,709                --
       Changes in assets and liabilities:
       (Increase) decrease in:
       Accounts receivable                                         (853,395)          170,777
       Inventories                                                 (113,730)          (35,568)
       Prepaid expenses                                             (14,344)               --
       Deposits and other                                           (97,497)          (27,758)
       Increase (decrease) in:
       Accounts payable                                            (461,723)           57,860
       Deferred income                                              308,540                --
       Accrued payroll & related items                              (54,388)               --
       Other current liabilities                                   (150,165)          149,981
                                                                ------------      ------------

   Net cash used by operating activities                         (2,221,341)       (1,004,104)
                                                                ------------      ------------

Cash flows from investing activities
   Patents and trademarks                                           (63,646)          (10,946)
   Development of production masters                               (279,346)          (80,531)
   Purchase of property and equipment                              (115,527)           (3,111)
                                                                ------------      ------------

   Net cash used in investing activities                           (458,519)          (94,588)
                                                                ------------      ------------

Cash flows from financing activities
   Borrowings on notes payable                                       62,506           125,000
   Proceeds from issuance of convertible debt                        60,750           256,000
   Proceeds from issuance of common stock                         3,264,084           714,330
                                                                ------------      ------------

   Net cash provided by financing activities                      3,387,340         1,095,330
                                                                ------------      ------------

Net increase (decrease) in cash and equivalents                     707,480            (3,362)

Cash at beginning of period                                          27,998            54,928
                                                                ------------      ------------

Cash at end of period                                           $   735,478       $    51,566
                                                                ============      ============

   Non-cash investing and financing activities:
       Acquisition of production masters through the
         issuance of common stock                               $    73,600       $        --
       Payment of loans by issuance of common stock                  62,506           447,250
       Common stock subscribed                                      728,400                --
       Exercise of options with notes receivable                  1,778,000                --


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

The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statement contained in the Company's Form 10-KSB for the year ended December 31, 2001. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE B:  COMMON STOCK

During the nine months ended September 30, 2002, we issued a total of 9,471,297 shares, of which 3,645,797 restricted shares were issued at prices of $.50, $.63, and $.80 per share, including 3,507,700 shares that were issued for notes secured by the stock, at prices of $.50 and $.80 per share. We also issued (a) 4,996,462 shares at prices of $.63 and $1.00 per share for net proceeds of $3,264,084 in private placements, (b) 99,215 shares at a price of $.63 per share for the conversion of $62,506 in short-term debt, and (c) 424,107 shares at prices ranging from $.63 to $2.51 per share for services and production masters. Additionally, 305,716 shares were issued to employees at prices of $.63 and $1.50 for $210,000 in past and current compensation.

NOTE C:  COSTS ASSOCIATED WITH OPTIONS

Included in General and Administrative expenses for the three and nine month periods ending September 30, 2002 are the costs of stock options granted to non-employees for services amounting to $189,961 and $566,536, respectively.

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

         The three and nine months ended September 30, 2002.

         Product sales are primarily music (Baby Genius) and jewelry sales to wholesale customers. The Company also recognizes licensing revenue related to licensing the Baby Genius trademark and royalties related to the distribution of our line of videos. Sales returns, discounts and allowances are product sales related and primarily on music.

         Total revenues increased 180% ($674,889) to $1,049,777 for the three months and 154% ($1,295,956) to $2,138,330 for the nine months ended September 30, 2002 as the result of increased sales of the Baby Genius music products and the royalties recognized on the videos sold by a third party. Music sales increased 393% in the three months ended September 30, 2002, and 336% for the nine month period as compared to the similar periods in the prior fiscal year, due to a wider distribution of the Company's products, the delivery of our new multi packs, the addition of a new major customer and increasing sales to existing customers. Jewelry sales declined 11% in the three month period and increased 16% for the nine month period ending September 30, 2002 when compared to the same year-earlier periods. Licensing revenues were up slightly in the current nine months as compared to the previous year period. Video royalties were $113,767 for the current quarter and $189,367 for the nine months ended September 30, 2002. This revenue is the result of a production and distribution agreement reached in February 2002, and no corresponding revenue existed in fiscal 2001. Sales returns, discounts and allowances increased significantly in the current three month and nine month periods, primarily due to the increase in music product sales in the current year. Returns in the third quarter of 2002 were higher than expected due to customer returns of single CD's so that they could sell the newly introduced CD multi-packs and due to the cancellation of a relationship with a Canadian distributor.

         Costs of revenues consist primarily of the costs of products sold to customers and packaging and shipping costs. Cost of revenues also include commissions paid on licensing and expenses related to the video royalty agreement. The cost of revenues for the three months ended September 30, 2002 were 53% of net revenues as compared to 97% in the same quarter in 2001. This reflects the increased music product sales that have a higher margin and the addition of video royalty revenue in the current period, while the prior year reflects the costs of repackaging the product line that began in the third quarter of fiscal 2001. Cost of revenues for the first nine months of 2002 were 68% of net revenues versus 84% in the prior year nine month period. This also reflects the increased sales of music products.

         Sales and marketing expenses consist of costs for marketing personnel and promotional activities. Sales and marketing expenses increased by 30% to $119,267 for the three months ended September 30, 2002 as compared to $91,426 for the same quarter in 2001 as the result of increased personnel expenses. Sales and marketing expenses for the current nine month period were down 14%, or $53,180, from the same nine month period in the prior year due to the reduction in promotional spending implemented by the Company in the current year.

         Product and web development expenses consist of services in the development of the Baby Genius web site and product line, although the expenses in fiscal year 2001 included personnel costs not incurred in fiscal 2002. As a result of the reduction in personnel costs and reductions in services the product and web development costs decreased by 70% and 87% for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The cost reductions were primarily the result of the completion of the web site development. The Company has begun increasing expenditures for product development as reflected in increases in production masters capitalized in the current year and expects to increase product development expenses in the fourth quarter of 2002.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and consulting fees, and other general corporate expenses. General and administrative expenses increased by 100%, or $325,367 to $652,731 for the three months ended September 30, 2002, and 109%, or $1,166,448, to $2,238,429 for the
nine months ended September 30, 2002 when compared to the same year earlier periods. A significant portion of these increases relates to the costs associated with the issuance of options to non-employees, $189,961 and $566,536 in the three and nine month periods, respectively. Additionally, increased personnel costs associated with the increased level of business, consultant and professional fees, and other general increases related to the renewed activity also contributed to the increases.

         Interest income represents the earnings on both short-term invested funds and the amounts earned on subscription agreements, neither of which existed in fiscal 2001. The 30% increase in interest expense for the current quarter is primarily the result of increased interest on redeemable common stock. The 57% decrease in interest expense for the nine months ended September 30, 2002 compared to the same period last year reflects the decrease in borrowing that was facilitated by the funding from the issuance of stock in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2002 we obtained significant financing primarily through the issuance of additional common shares in private placements for net proceeds of $3,096,090. These funds have allowed the Company to meet its financial obligations, to fund the increase in product sales in the third quarter and the net loss. We believe that the combination of remaining funds and the accounts receivable at September 30, 2002 will be sufficient to meet our needs through the quarter ending March 31, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, Genius Products, Inc. carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Genius Products, Inc.'s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Genius Products, Inc.'s disclosure controls and procedures are effective in timely alerting him to material information relating to Genius Products, Inc. required to be included in our periodic filings with the Securities and Exchange Commission.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of conducting business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in our Form 10-KSB for the year ended December 31, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from January 1, 2002 through September 30, 2002, we issued a total of 9,471,297 shares, of which 3,645,797 restricted shares were issued to accredited investors under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") at prices of $.50, $.63, and $.80 per share, including 3,507,700 shares that were issued for notes secured by the stock, at prices of $.50 and $.80 per share. We also issued (a) 4,996,462 restricted shares at prices of $.63 and $1.00 per share for net proceeds of $3,264,084 to accredited investors pursuant to private placements under Section 506 of Regulation D of the Securities Act, (b) 99,215 restricted shares to accredited investors under Section 4(2) of the Securities Act at a price of $.63 per share for the conversion of $62,506 in short-term debt, and (c) an aggregate of 185,029 unrestricted (registered) shares and 239,078 restricted (unregistered) shares at prices ranging from $.63 to $2.51 per share pursuant to a number of agreements with third-party consultants and service providers and related parties under Section 4(2) of the Securities Act. Additionally, 305,716 restricted shares were issued to employees at prices of $.63 and $1.50 for $210,000 in past and current compensation under Section 4(2) of the Securities Act. All cash proceeds were used principally for working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of shareholders was held on July 8, 2002. Of the 15,421,712 shares eligible to vote, 12,062,586 shares appeared by proxy and established a quorum for the meeting. The following items were approved by a majority of the shareholders:

                       VOTES FOR    VOTES AGAINST   VOTES WITHHELD    NOT VOTED

1.   Election of Directors

Klaus Moeller            12,058,711        300          3,575            0
David Anderson           12,058,386        625          3,575            0
Margaret Loesch          12,058,086        925          3,575            0
Deborah L. Cross         12,058,711        300          3,575            0
Richard Bermingham       12,058,086        925          3,575            0
Nancy Evensen            12,058,086        925          3,575            0
Larry Balaban            12,058,211        800          3,575            0

2.   Increase Authorized Shares of Common Stock to 50,000,000

                         11,915,368    106,718         40,500            0

3.   Authorization of 10,000,000 Shares of Preferred Stock

                          9,795,191    173,074          3,000     2,091,321

4. Ratification of Second Amended and Restated 2000 Non-Qualified Stock Option Plan

                         11,852,979    164,755         44,852             0

5. Ratification of Selection of Cacciamatta Accountancy Corporation to Serve as Auditors for Fiscal Year Ending December 31, 2002

                         12,057,511      2,075          3,000             0

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

             3.1.3 Certificate of Amendment of Articles of Incorporation dated August 27, 2002
              99.1    Certification of Chief Executive Officer
              99.2    Certification of Chief Financial Officer

         (b) REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENIUS PRODUCTS, INC.,
                                   a Nevada Corporation

November 14, 2002                    By:  /s/ Klaus Moeller
                                         ------------------------------------
                                     Klaus Moeller, Chief Executive Officer,
                                     Chairman of the Board and Interim
                                     Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Klaus Moeller, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Genius Products, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002                  By: /s/  Klaus Moeller
                                               ------------------------------
                                               Klaus Moeller
                                               Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Klaus Moeller, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Genius Products, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002                  By: /s/  Klaus Moeller
                                               ----------------------------
                                               Klaus Moeller
                                               Chief Financial Officer