Form 10KSB
period 2002-12-31
GENIUS PRODUCTS INC
filed 2003-04-03
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2002

                                        or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER 000-27915

                              GENIUS PRODUCTS, INC.
                              A NEVADA CORPORATION
             (Exact name of registrant as specified in its charter)

                   NEVADA
        (State or Other Jurisdiction                     33-0852923
     of Incorporation or Organization)      (I.R.S. Employer Identification No.)

             11250 EL CAMINO REAL #100, SAN DIEGO, CALIFORNIA 92130
               (Address of principal executive offices) (Zip Code)

                                 (858) 793-8840
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on which
   Title of each class so registered:             each class is registered:

                 NONE                                       NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.001
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Net revenues for fiscal year 2002 were $2,143,700.

         The aggregate market value of voting stock held by non-affiliates of the registrant was $2,871,345 as of March 27, 2003 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

         There were 15,922,242 shares outstanding of the registrant's Common Stock as of March 27, 2003.

         Transitional small business disclosure format (check one):
                                                                  Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A are incorporated by reference. With the exception of those portions that are specifically incorporated by reference in the Form 10-KSB Annual Report, the Proxy Statement for the 2003 Annual Meeting is not deemed to be filed as a part of this Report.

         Specified exhibits are listed in Part III of this report at page 19.

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

            Genius Products, Inc., (the "Company"), is a producer, publisher and distributor of classical, instrumental and vocal compact discs ("CDs"), cassettes, videos and digital video discs ("DVDs") for children under the Baby Genius brand name. We sell our products at retail outlets nationwide and through numerous commercial retail websites on the Internet, including our own website, www.BabyGenius.com. The trademark Baby Genius is registered, allowed or pending in the United States across a wide range of baby and child product categories. We expect to begin distributing music products for children under the Kid Genius brand during 2003. We have also licensed and intend to license the audio or video rights of other well known and best-selling children's brands. We have obtained the video and DVD rights for 156 original BOZO the Clown live television shows, and are producing three CDs to complement the best selling children's book, "Guess How Much I Love You(TM)".

            Our corporate mission is TO BE A LEADING PROVIDER OF CHILDREN'S ENTERTAINMENT PRODUCTS, focused on developing, creating and acquiring quality children's entertainment brands. We plan to publish CDs, DVDs, videos and other interactive media for babies, infants and children under our brand names. We have licensed the Baby Genius brand name to a number of third-party companies, allowing them to produce toys, books, apparel and other products. We intend to continue to seek manufacturers of top quality baby and children's products who are interested in licensing the Baby Genius and Kid Genius brand names. In addition to our products aimed at babies, infants and children, we are producing other innovative music CD titles and gift sets that we intend to sell to our current retail accounts. These innovative titles include music relating to yoga, meditation, nature and religion, among others. The gift sets will package new and existing CD titles with gift items such as Christmas ornaments, picture frames and candles.

            Our business model projects revenues from four sources:

                  o        Sales of our "Genius" music CDs and cassettes;

                  o Licensing revenues from the licensing and merchandising of products under the Baby Genius, Kid Genius or other Genius brand names;

                  o Revenues from our video distribution agreement with Warner Home Video for Baby Genius and Kid Genius brand videos and DVDs; and

                  o Revenues from the sale of other music, video and related products.

            We were incorporated in the State of Nevada on January 6, 1996, under the name Salutations, Inc. ("Salutations"). In September 1997, Salutations acquired all of the outstanding shares of a company called International Trade and Manufacturing Corporation ("ITM"), a Nevada corporation founded in 1992. At the time of the acquisition, Salutations was a public company with shares quoted on the Over the Counter Bulletin Board ("OTCBB"). Immediately after the acquisition, Salutations assumed all of the operations and businesses of ITM and changed its name to International Trading and Manufacturing Corporation ("ITMC"). The original business of ITM/ITMC involved the design, development and distribution of semi-precious and precious gemstone and costume jewelry. In October 1999, we changed our name again from International Trading and Manufacturing Corporation to Genius Products, Inc., to reflect our current primary business of producing, publishing and distributing children's audio and video products. We believe our current business has greater potential for growth and profitability.

LICENSED CHILDREN'S PRODUCTS

            We are focused on developing, producing and acquiring quality children's entertainment brands. In addition to developing our own Genius brand name products, we are seeking licenses for the audio and/or video rights for established third-party properties. In this regard, we have identified the children's book market as an area we believe to be an undeveloped, high-quality content source from which we are attempting to acquire various music rights. We believe the children's book market has highly developed brands that may be easily incorporated into active listening activities revolving around the books. We believe that music related to best-selling children's books represents a large, untapped license opportunity and that there is a significant opportunity for us to develop and expand our product offerings around these best-selling books.

BABY GENIUS

            In September 1998, we commenced development of a line of classical music CDs and cassettes for children under the Baby Genius brand name. This was inspired by a proclamation by the Governor of Georgia, Zell Miller, which stated that all newborn children should receive a free classical CD or cassette as a gift from the state to enhance the child's intellectual development and well-being. This was validated by certain published reports indicating that classical music could play an important role in a child's mental development. We now publish, distribute and license a line of musical CDs, cassettes and videos for children under the Baby Genius brand name and publish a website at www.BabyGenius.com.

            According to the U.S. Census Bureau, approximately 3.9 million babies were born in the United States in each of the last five years. With respect to our future product lines, our targeted markets are the parents, family and friends of all children in the targeted age category.

            Baby Genius products are developed for children from birth to 36 months. Baby Genius CDs and cassettes come in three series: Classical, Instrumental and Vocal. We currently have 23 titles in our Baby Genius music catalog. Our CDs are sold individually and in three and five packs which are packaged in vinyl and paper boxes. Baby Genius videos contain real life and animated images accompanied by classical music. There are seven Baby Genius videos and two DVDs in the current video library. Baby Genius videos and DVDs are distributed by Warner Home Video.

            The Baby Genius product line is endorsed by Public Radio Music Source and Minnesota Public Radio ("MPR"), a subsidiary of Minnesota Communications Group ("MCG"). MCG funded a portion of the Baby Genius development costs and has been instrumental in assisting us to obtain classical music licenses. MPR and MCG are both current shareholders and continue to work with us on music licensing and production.

            The quality of our products has been recognized by various parties. Baby Genius music received the National Parenting Publications Gold Award and a Parents' Choice Award from the Parents' Choice Foundation in 1999. All seven of our videos have won the Film Advisory Board's Award of Excellence and are endorsed by Kid's First! For the Coalition for Quality Children's Media. In addition, our video "The Four Seasons" won the Kid's First! Video of the Year for 2001, and our "A Trip to the San Diego Zoo" video won PARENTING MAGAZINE'S Video of the Year Award for 2002.

KID GENIUS

            We expect to introduce a new line of music products during the second quarter of 2003 which will be under the Kid Genius brand name. While Baby Genius entertainment products are developed for children up to the age of three, Kid Genius music and videos are being developed for children ages three to seven, and we view this new line of product as a logical progression in the "Genius" franchise. Kid Genius videos are in the development phase, and we expect to introduce them during 2004.

BOZO THE CLOWN

             On November 12, 2002, we entered into an exclusive worldwide agreement to distribute the classic live "BOZO the Clown" television shows on video and DVD. Our research shows the worldwide BOZO the Clown franchise to be significant. Today we estimate that approximately one out of every ten Americans in the United States has been on a live BOZO the Clown Show and that over 100 million people have watched BOZO the Clown on television. The BOZO the Clown Show reached approximately 50 million U.S. homes weekly on WGN and the Superstation until September 2001.

            As part of the launch of the BOZO the Clown television products on video, Genius Products has obtained the rights for the digitally remastered shows and has created 3-D animation to enhance the shows. We expect the first two BOZO the Clown videos to be released in August 2003. We anticipate implementing a public relations campaign to accompany the BOZO the Clown video release.

GUESS HOW MUCH I LOVE YOU(TM)

            On December 13, 2002, we entered into a licensing agreement with the publisher of "Guess How Much I Love You(TM)." Under the terms of this agreement, for the first in our series of book-based music releases, we will create a full line of music CDs and cassettes that complement Sam McBratney's touching bedtime story. "Guess How Much I Love You(TM)" seeks to measure the immeasurable: the love between a parent and a child. First published in 1995, "Guess How Much I Love You(TM)" has become an international best seller, published in 32 countries and 29 languages, and 12 million copies have been sold. It has won numerous awards, including an American Booksellers Book of the Year Award, an Association of Booksellers for Children's Award Choice, an American Library Association Notable Children's Book, BOOKLIST Editors' Choice, CHILD MAGAZINE Best Book of the Year, the Oppenheim Toy Portfolio Platinum Award and the PARENTING MAGAZINE Magic Award. We expect the "Guess How Much I Love You(TM)" music product line to debut in May 2003.

OTHER PRODUCTS

            We are developing other music products and gift sets that we expect to market to our existing retail customers by the end of 2003. These products will utilize our ability to create and provide quality music-based products and utilize existing distribution channels.

            We also continue to distribute a line of jade and gemstone jewelry that is sold over the Home Shopping Network under our Sanuk brand. We are planning to phase out the jewelry business in 2003.

DISTRIBUTION

            Our product line is distributed through our own distribution center in Iowa and also through several national distributors.

            Genius Products has excellent relationships with retailers nationwide and is a direct supplier to nearly every major retailer that carries music and/or video products, with distribution in over 8000 retail locations. Genius Products music and videos are currently available at retail outlets nationwide, including mass retail stores such as Target, Wal-Mart, Kmart, Meijer, ShopKo and Sam's Club; children's toy stores such as Toys R Us and Babies R Us; music and video stores such as Best Buy and Musicland/Sam Goody; book stores such as Borders and Barnes & Noble and other non-traditional outlets. Baby Genius products are also sold on numerous Internet websites including leading music, book and toy sites, such as Amazon.com and Borders.com. On February 8, 2002, Genius Products entered into an exclusive production and distribution agreement with Warner Home Video, a division of Time Warner Entertainment Company ("WHV"). This agreement provides WHV with exclusive worldwide distribution rights for our videos sold under the Genius brand name, except for certain titles in Argentina, Australia, Chile, Hong Kong, New Zealand, the Philippines and Singapore. Under the WHV agreement, we expect that at least two new Baby Genius video titles will be produced and distributed each year; however, fewer titles may be released if market conditions so warrant or under other circumstances. We produced four new videos in 2002: "A Trip to the San Diego Zoo" and "Animal Adventures," which were produced in association with signing the distribution agreement, and "Underwater Adventures" and "Favorite Nursery Rhymes," produced in the fourth quarter of 2002. We pledged all of our rights in our Genius brand name videos to WHV as security for our obligations under the WHV agreement. WHV does not have the video rights to our BOZO the Clown video product line or any other video rights which we may acquire in the future.

MARKETING AND SALES

            Our marketing and sales strategies are designed to build up the Baby Genius brand name for the retail, Internet and licensing components of our business. We use what we consider to be innovative and relatively low-cost marketing techniques, including public relations, in-store advertising programs, and cross-marketing with customers of our strategic partners, including Kellogg's, Fazoli's, Gerber and Playtex. We also exhibit at major toy fairs and industry trade shows.

            We own the majority of our vocal and instrumental music content. Genius Products has built a considerable catalog of royalty-free children's music that allows us to use low-cost music for most of our audio products.

THIRD-PARTY LICENSES

            We license our classical music from Naxos of America, Inc. ("Naxos"). The various license agreements we have with Naxos terminate upon the expiration of the copyright of the music which is held by Naxos, or upon our discontinuation of the product line. We also pay royalties to other parties for selected songs that were chosen for inclusion in the Baby Genius product line.

            During 2002, as discussed above, we obtained an exclusive worldwide agreement to distribute the original BOZO the Clown television shows on video and DVD. This distribution agreement calls for a distribution fee and a royalty to be paid on the sales of videos and DVDs.

            Also as discussed above, we have entered into a licensing agreement to develop, manufacture and distribute music CDs and cassettes in association with the book "Guess How Much I Love You(TM)." This agreement calls for a royalty to be paid on all related music sales.

COPYRIGHTS, TRADEMARKS AND LICENSES

            We have applied for trademarks under the Baby Genius, Kid Genius and other Genius names across a range of product categories. As of March 10, 2003, the status of our Trademark Applications are as follows:

------------------------------ ---------------------------- --------------------------- ----------------------------
MARK                           REGISTERED                   ALLOWED                     PENDING
------------------------------ ---------------------------- --------------------------- ----------------------------
Baby Genius                    Music                        Cartoon Characters          Television Shows, Motion
                               Books                                                    Pictures and Live
                               Clothing                                                 Performances by Costumed
                               Toys                                                     Characters
                               Baby Bottles
                               Infant Cradles
                               Bassinets
                               Bedroom Furniture
                               Highchairs
                               Furniture Toy Boxes
                               Playpens
                               Infant Walkers
                               Sleeping Bags
                               Pillows
------------------------------ ---------------------------- --------------------------- ----------------------------
Kid Genius                     Music                                                    Television Shows, Motion
                               Books                                                    Pictures and Live
                               Clothing                                                 Performances by Costumed
                               Toys                                                     Characters
------------------------------ ---------------------------- --------------------------- ----------------------------
Child Genius                   Music
                               Books
                               Clothing
                               Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Little Genius                  Music
                               Books
                               Clothing
                               Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Parent Genius                                                                           Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Got Baby                                                    Advertising
------------------------------ ---------------------------- --------------------------- ----------------------------
Genius Gear                                                 Clothing
------------------------------ ---------------------------- --------------------------- ----------------------------
Pet Tunes                                                                               Music
------------------------------ ---------------------------- --------------------------- ----------------------------
Genius Products                Wholesale and retail
                               services for general
                               merchandise, and
                               advertising.
------------------------------ ---------------------------- --------------------------- ----------------------------
Genius Entertainment                                                                    Music
------------------------------ ---------------------------- --------------------------- ----------------------------

                                                         6






------------------------------ ---------------------------- --------------------------- ----------------------------
MARK                           REGISTERED                   ALLOWED                     PENDING
------------------------------ ---------------------------- --------------------------- ----------------------------
DJ the Dinosaur                                                                         Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Harmony the Kitty                                                                       Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Major the Dog with the                                                                  Music
Golden Ears                                                                             Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Oboe the Monkey                                                                         Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Rhythm the Rabbit                                                                       Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Vinko the Dancing Bear                                                                  Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Tempo the Tiger                                                                         Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Carnegie Falls                                                                          Television Shows, Motion
                                                                                        Pictures and Live
                                                                                        Performances by Costumed
                                                                                        Characters
------------------------------ ---------------------------- --------------------------- ----------------------------
Music Makes a Difference                                                                Music
                                                                                        Toys
------------------------------ ---------------------------- --------------------------- ----------------------------
Lifetones Music                                                                         Music
------------------------------ ---------------------------- --------------------------- ----------------------------
The Zoo Collection by Kid                                                               Toys
Genius
------------------------------ ---------------------------- --------------------------- ----------------------------

            Registration of the Baby Genius brand name in Mexico, Japan, Canada, and the countries of the European Union are in process for our product categories covering music videos, music, books, clothing and toys.

            We have entered into distribution agreements with companies located in the United States, Canada, the Philippines, Singapore, Hong Kong,
Argentina and Chile, and with the Australian Broadcasting Corporation in Australia and New Zealand. In each of these instances, we receive licensing fees for the licensed products that are produced and sold by the licensees. These products include Baby Genius music products and videos in certain countries and products developed by the licensees for sale that utilize Genius Products brand names and marks. While we hope to enter into relationships with other international distributors, there can be no assurance that any such relationships will be entered into or, if we do enter into any such relationships, that they will result in profitable or any international sales.

            We believe that our brand names Baby Genius, Kid Genius and other related family of Genius names and marks that we have listed have significant licensing potential across a broad range of products. In June 2000, we entered into a master licensing representation agreement with Global Icons, LLC. Through representation by Global Icons, LLC, we have entered into license agreements with the following companies:


    LICENSEE                  PRODUCT              ROYALTY %         EXPIRATION DATE          TERRITORY
    --------                  -------              ---------         ---------------          ---------
--------------------------------------------------------------------------------------------------------
AME                      Infant & Toddler Sleepwear   8                 12/31/03               US

Baby Boom                Mobiles, Pull Toys, Plush    8-10              12/31/03               US
                         Pillows, Crib, Lights,
                         Bookends

Catton Apparel           Infant & Toddler Apparel     6-8                2/28/04               US

J. Wasson                Diaper Bags                  9                 12/31/03               US/Canada

NYCE Kids                Infant Care Products         8                  6/30/04               US

Tormont Publications     Musical Books                $.50 per book      6/30/06               Canada

Weisner Products         Infant and Toddler Footwear  7-10              12/31/04               US
--------------------------------------------------------------------------------------------------------


            We have pledged our rights regarding our "Genius" video titles to Warner Home Video in connection with the signing of a production and distribution agreement with Warner Home Video. See "Distribution."

SUPPLIERS AND COMPLIANCE WITH ENVIRONMENTAL LAWS

            We are able to obtain our CDs, cassettes, videos and DVDs from a variety of suppliers. These items are readily available, and we would not expect our production to be seriously affected by the failure of any one supplier.

            We are not aware of any environmental laws that affect our business.

INTERNET BUSINESS

            We are currently reformatting our website (www.GeniusProducts.com). Consumers who visit the website can purchase our music products directly from us. We are also creating a business-to-business section that will allow smaller independent retailers to order our products for resale in their stores. We believe that a continued Internet presence is desirable in that it aids in consumer sales, business-to-business sales and name recognition and, in doing so, assists our retail business.

COMPETITION

            The retail and Internet markets for infant and toddler developmental, educational and entertainment products, including CDs, cassettes, videos and DVDs, are highly competitive. We face significant competition with respect to the number of products currently available, as well as in securing distribution and retail outlets. The costs of entry into the retail and Internet markets for competitive products are low, and there are no significant barriers to entry. There are many companies who could introduce directly competitive products in the short term that have established brand names, are better funded, have established distribution channels, and have greater resources than us. These established companies include Disney, Fox, Paramount, Sony and Time-Warner.

            Within the category of children's music, established competitors include:

                  o        St. Clair
                  o        Direct Source
                  o        Twin Sisters
                  o        Disney
                  o        Great American Audio
                  o        Music For Little People
                  o        Kid Rhino

            Within the category of videos for children, established competitors include:

                  o        The Baby Einstein series by Disney
                  o        So Smart
                  o        Brainy Baby
                  o        Barney series by Lyrick Studios
                  o        Dr. Seuss series by Fox Home Entertainment
                  o        Little Bear series by Paramount Home Video
                  o Madeleine, The Jungle Book, The Little Mermaid, Winnie-the-Pooh by Disney Home Video
                  o        Paddington Bear series by Time-Life
                  o        Sesame Street series by Sony Wonder
                  o        Teletubbies series by PBS Home Video/Warner

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

            We believe it is important to communicate our expectations. There may be events in the future, however, that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Annual Report on Form 10-KSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this annual report could have an adverse effect on our business, results of operations and financial condition.

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

            WE HAVE A HISTORY OF SIGNIFICANT LOSSES, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY. We have incurred operating losses in every quarter since we commenced operations. As of December 31, 2002, we had an accumulated deficit of approximately $12.8 million. Our net loss for the year ended December 31, 2002, was approximately $2.8 million, our net loss for the year ended December 31, 2001, was approximately $2.4 million, and our net loss for the year ended December 31, 2000, was approximately $2.6 million. We expect to continue to devote substantial resources to acquire additional licenses and continue our sales and marketing activities, including our branding efforts. As a result, we expect that our operating losses will increase and that we will incur operating losses through at least the first and second quarters of 2003.

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

            THE LOSS OF ANY OF OUR MAJOR CUSTOMERS COULD HARM US. In 2002, our three largest customers accounted for 37%, 20%, and 12% of our net product revenues, respectively. In 2001, the two largest customers accounted for 35% and 32% of our net product revenues, respectively. At December 31, 2002, five customers accounted for 66% of accounts receivable. The loss of any of these significant customers could have a material adverse effect upon our business, operations and financial condition.

            WE ARE DEPENDENT UPON KEY PERSONNEL. We are dependent on our executive officers, the loss of any one of whom would have an adverse effect on us. While we have employment agreements with our executive officers, unforeseen circumstances could cause these persons to no longer be able to render their services to us.

            WE MAY HAVE TO REPURCHASE SOME OF OUR OUTSTANDING COMMON STOCK AT PRICES HIGHER THAN CURRENT MARKET PRICES. During the period 1997 through 1999, we issued shares in Arizona, Pennsylvania and Washington, for which no share registration filings were made under the securities laws of those states and for which exemptions from registration appear to be unavailable. In order to comply with the laws of those states, we believe we need to offer to repurchase all such shares from investors who originally acquired them from us, who were residents in those states at the time of purchase, and who continue to hold such shares at the time the offer is made. We will have to pay to each shareholder who accepts the offer the price per share they originally paid, plus interest where applicable, accrued from the date of initial purchase to the date of repurchase. The total number of shares remaining that are subject to repurchase is 66,888 (adjusted for the reverse stock split of April 10, 2001), and the potential cost to us is approximately $362,322, plus accrued interest of approximately $103,455 as of December 31, 2002. If we do not repurchase the shares the shareholders involved may seek to exercise certain rights as creditors or seek to enforce claims for breach of contract. Additionally, such investors may file complaints with the applicable securities regulatory body of these states and such governmental bodies could take various actions against us requiring us to conduct these repurchase offers. In addition, interest would continue to accrue on the outstanding amounts owed to shareholders in Pennsylvania and Washington at annual rates of 6% and 8%, respectively. We believe that because the price of our common stock is significantly lower than this price, affected shareholders would be likely to accept repurchase offers.

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

            WE ARE DEPENDENT ON OUR LICENSING AND DISTRIBUTION RELATIONSHIPS. Our future growth will be dependent on our ability to maintain our distribution and licensing relationships. There can be no assurance that we will be successful in maintaining and developing these relationships, or, that if we are successful in maintaining and developing these relationships, that our distribution and licensing relationships will result in a positive effect on our future performance.

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

            RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR CURRENT PRODUCTS OBSOLETE. The market for CDs, cassettes, video and DVD technology is subject to change. There can be no assurance that over time these technologies will not be affected by competition from another form of information storage and retrieval technology, such as on-line information services. A further strong advance in the technology surrounding cable and satellite that would give consumers access to information and entertainment may limit the expansion of the market for applications based on CDs, cassettes and video. In addition, existing CD technology may also be replaced by new CD technologies such as digital videodisc technology. The replacement of CD technology by another information storage and retrieval technology, or the replacement of existing CD technology by a new technology at a pace too rapid for production adjustments, may also have a material adverse effect on our business, financial condition and results of operations.

            WE MAY BE SUBJECT TO TRADEMARK INFRINGEMENT CLAIMS. We may be held liable for copyright or trademark infringement if the content or packaging of our CDs, cassettes, videos or other products infringes upon the copyrights or trademarks of others. Such claims of infringement, if brought, could have a material adverse affect on our business or financial condition. In addition, it has come to our attention that certain third parties may be infringing upon the Baby Genius trademarks in certain product categories. We are consulting with our counsel and will defend as we deem necessary any such infringements. Defending our intellectual property rights may be costly in terms of legal fees and management time. Expenditure of significant legal fees could have a material adverse effect on our financial condition and no assurance can be made that we would prevail in any litigation defending our intellectual property rights. Failure to take necessary defensive legal action for lack of cash could result in compromising our rights to our intellectual property, which would have a material adverse effect on our business, our financial position and the value of our intellectual property.

            WE MAY NOT BE ABLE TO UTILIZE OUR NET OPERATING LOSS. In 1996, 1997, 1998, 1999, 2000, 2001 and 2002, we incurred losses resulting in a net operating loss carryforward as of December 31, 2002, of $9,650,000 and $4,916,000 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2011 and 2004, respectively. Because we anticipate significant expenditures with respect to implementing our business plan, there is a risk that we will be unable to make enough profits, if any, during the net operating loss carryforward period to realize the deferred income tax asset.

            OUR COMMON STOCK IS TRADED ON THE OTCBB, WHICH MAY BE DETRIMENTAL TO INVESTORS. Our shares of common stock are currently traded on the Over the Counter Bulletin Board ("OTCBB"). Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.

            OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES. Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the Securities and Exchange Commission regulations for "penny stock." Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the Securities and Exchange Commission relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

EMPLOYEES

            We currently have eleven full-time employees and one part-time employee. None of our employees are represented by an organized labor union. We believe our relationship with our employees is good, and we have never experienced an employee-related work stoppage. We will need to hire and retain highly-qualified management personnel in order to execute our business plan. No assurance can be given that we will be able to locate and hire such personnel, or that, if hired, we will continue to be able to pay the higher salaries necessary to retain such skilled employees.

ITEM 2.     DESCRIPTION OF PROPERTY

            In September 1998, we entered into a sublease agreement for a 3,928 square foot facility located in San Diego, California, which we use as our principal executive offices. This sublease is for a five-year term which commenced in December 1998. Our monthly rent for this space is as follows:

MONTH OF TERM                                                       AMOUNT
-------------                                                       ------
1-12......................................................          $9,034.40
13-24.....................................................          $9,230.80
25-36.....................................................          $9,427.20
37-48.....................................................          $9,623.60
49-60.....................................................          $9,820.00

              When the current facility lease expires in December 2003, we intend to relocate our principal executive offices. Management believes that we will be able to obtain a suitable facility in the same area for an amount that is less than the current monthly lease.

            On May 1, 2002, we entered into a sublease arrangement with the Meader Family Trust, a related party, under which we rent a portion of a warehouse facility (approximately 5,000 square feet) in Atlantic, Iowa, for a monthly rent of $1,700. This centrally located facility is used to distribute Baby Genius products to certain customers. The lease expires in May 2004. We believe that these facilities are adequate for the immediate future. See "Certain Relationships and Related-Party Transactions."

ITEM 3.     LEGAL PROCEEDINGS

            On September 23, 1999, the Securities Administrator of the State of Washington (the "Securities Administrator") filed a Summary Order to Cease and Desist with the State of Washington Department of Financial Institutions Securities Division against us, the Martin Consulting Group, Martin H. Engelman, and their employees and agents. The relief sought is that the respondents cease and desist from violations of RCW 21.20.140, 21.20.040, and 21.20.010 of the Securities Act of Washington. The Summary Order to Cease and Desist alleges, among other things, that Mr. Engelman and the Company offered to sell shares of our common stock that were not registered in the state or otherwise qualified for an exemption from registration. We hired Mr. Engelman to represent us at the Third Annual Seattle Money Show and to provide information to interested parties about us and our products. We are in discussions with the Securities Administrator regarding entering into an administrative order and although no terms of an administrative order have yet been proposed by the Securities Administrator, the purpose of entering such an order would be to resolve all claims based on the allegations set forth in the Summary Order to Cease and Desist. A total of approximately $241,240 of our shares of common stock were sold in the State of Washington, and we anticipate that any resolution of this matter with the Securities Administrator would include our making an offer to repurchase these securities for the amount paid for them, plus interest thereon from the date of purchase. Until we receive a draft administrative order from the Securities Administrator, we are unable to determine the ultimate effects or consequences of such an order. We have been requested to provide the Securities Administrator with certain information before a draft administrative order will be prepared, and we are currently compiling such information. If we determine that the terms of a proposed administrative order are not acceptable, we would likely contest the Summary Order to Cease and Desist at a hearing. The potential costs of a hearing and the uncertainty of the outcome leads us to believe, however, that entering into an administrative order on acceptable terms is in our best interests. Entering into an administrative order may affect our business or our ability to raise capital in the State of Washington and those states where having an outstanding administrative order may result in the loss of certain available exemptions from registration of securities.

            All sales of our shares of common stock in the State of Washington were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). There has been no change in the status of this issue during the year ended December 31, 2002.

            We are not a party to any other legal or administrative proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            On November 9, 1999, following our name change to Genius Products, Inc., our stock symbol changed from ITMH to GNUS. Following our reverse stock split on April 10, 2001, our stock symbol changed to GNPI. The market represented by the OTCBB is extremely limited and the price for our common stock quoted on the OTCBB is not necessarily a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices reflect the reverse stock split which occurred on April 10, 2001.

              YEAR                  PERIOD                HIGH             LOW
              ----                  ------                ----             ---
       Fiscal Year 2001         First Quarter             1.75            0.38
                                Second Quarter            1.26            0.52
                                Third Quarter             1.38            0.73
                                Fourth Quarter            1.02            0.53
       Fiscal Year 2002         First Quarter             1.59            0.62
                                Second Quarter            2.83            1.42
                                Third Quarter             2.21            1.08
                                Fourth Quarter            1.19            0.68

            Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.

            Commencing with the fourth quarter of 2003, and pending receipt of all necessary approvals from the Securities Exchange and Commission ("SEC"), the OTCBB is to be replaced with the new Bulletin Board Exchange ("BBX"). The BBX will require that issuers meet new qualitative listing standards, including the requirement that the securities of issuers be registered under the Exchange Act and that issuers file annual and quarterly financial reports with the SEC or other appropriate regulatory agency. We intend to file an application to have our common stock listed for trading on the BBX; however, there can be no assurance that such listing will be approved. It is anticipated that the OTCBB will be discontinued six months after the launch of the BBX. If our listing application on the BBX is not approved or if we determine not to apply for such listing, upon the discontinuance of the OTCBB our common stock would be listed for trading only on the "pink sheets," which is generally a less liquid market than the OTCBB.

SHAREHOLDERS

            As of March 27, 2003, we had approximately 15,922,250 shares of common stock issued and outstanding which were held by approximately 373 shareholders of record, including the holders that have their shares held in a depository trust in "street" name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Salt Lake City, Utah 84117.

DIVIDEND POLICY

            We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

            The number of shares and share prices disclosed below reflect the reverse stock split which occurred on April 10, 2001. All unregistered shares were issued under Rule 506 of Regulation D or Section 4(2) of the Securities Act.

            During 2001, we issued an aggregate of 489,746 unregistered shares pursuant to agreements with third-party consultants and service providers. During this time period, $458,543 of short-term debt and related interest was converted into our common stock through the issuance of 573,179 unregistered shares. We also issued shares to some of our officers in payment of their salaries. Two officers accepted 29,174 unregistered shares as payment for $23,339 of accrued salaries from the year 2000. Four officers accepted 150,000 unregistered shares as payment of $120,000 of 2001 salary. See "Part III, Item 10, Executive Compensation," below.

            In the first quarter of 2001, we adjusted debenture agreements that were issued in the year 2000 to allow conversion at $.80 per share and the conversion option was exercised with the issuance of unregistered shares. During 2001, $447,250 of debt and $11,293 of interest was converted into 573,179 common shares. In 2001, we sold 962,213 unregistered shares of our common stock at $.80, pursuant to a private placement for proceeds of $769,771.

            During 2002, we issued 4,661,438 unregistered shares of our common stock at $.63 and 300,000 unregistered shares at $1.00 pursuant to two private placements. Net proceeds were $3,198,400 from these offerings after a payment of $35,000 and the issuance of 184,829 unregistered shares of common stock for finder's fees. During 2002, we issued a total of 223,251 shares to third-party consultants, service providers and for production masters for a total of $267,626. 69,130 of these shares were unregistered. During this time period, $281,238 of short-term debt and related interest was converted through the issuance of 446,410 unregistered shares. We also issued unregistered shares to certain officers in payment of salaries. Four officers accepted 95,240 shares as payment of $60,000 of 2001 salary, and five officers accepted 210,476 shares as payment of $150,000 of 2002 salary. See "Part III, Item 10, Executive Compensation," below.

            In 2002, 3,507,700 options and warrants were exercised in exchange for notes receivable. Of the total, 1,285,200 unregistered shares were issued for warrants that were previously issued in relation to loans, and 2,222,500 unregistered shares were issued for options previously granted to four officers and an employee.

            The 1,285,200 shares issued for warrants noted above were issued for notes receivable totaling $728,400 from two related parties and are included in subscriptions receivable. Of the total, 660,000 shares were issued to S.G. Consulting, an entity controlled by Sean Goodchild, who is the owner of more than 5% of our common stock when these shares are included in his ownership. The balance of 625,200 shares were issued to Algarvida LDA, an entity that is controlled by Isabel Moeller, who is the sister of our Chief Executive Officer, Klaus Moeller. The notes receivable bear interest at 6% annually, are repayable on January 3, 2004, and are secured by the shares of common stock.

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

            During 2000 and again in 2001, we redesigned the Baby Genius corporate identity to reinforce its strong branding and image in the market place. We believe that our new identity resulted in stronger product sales in 2002. During 2000 and 2001, we signed agreements with several licensees to manufacture a variety of products with the Baby Genius identity (for details see our "Copyrights, Trademarks and Licenses" section). During 2002, licensing revenues increased as we continued to seek additional licensing partnerships. During 2002, we reached agreements to sell directly to several major retailers in addition to our existing distributors, and we phased out several customer relationships that we had entered into during 2001. During 2002, we entered into a long-term exclusive production and distribution agreement with Warner Home Video ("WHV") for our Genius brand videos. This precluded us from selling Genius brand videos directly to retailers on a wholesale basis, except for a few minor overseas territories. These factors contributed to significant product returns from the companies we discontinued our relationship with, and when combined with the product returns that are normal from major distributors in our industry, sales returns impacted our 2002 net revenues more than we expected.

            During 2002, we were successful in building a sizeable distribution network. This has enabled us to obtain the audio rights for other successful children's properties such as "Guess How Much I Love You (TM)." We are currently in negotiations to obtain a number of other audio and/or video licenses for successful children's brands. We believe that, if obtained, we can distribute the titles based upon these brands to our existing wholesale and retail clients. By greatly enhancing the horizontal scope of our product offerings, we believe that we can obtain additional shelf space and sales. By adding well-known properties to our product line, we intend to become a significant force in the children's audio entertainment business. No assurance can be made that we will be able to obtain additional children's brands or that, if obtained, such brands will prove to be profitable for us.

            In our efforts to continually reevaluate and improve our products, we have recently changed the background color of our audio titles retailing at Target and Sam's Club to a white background and have seen greatly increased sell-through numbers. We intend to change the background colors of most of our titles to a white background in the near future. We believe that this change will result in increased sell-through numbers and a corresponding decrease in returns.

            We expected the agreement with Warner Home Video to provide significant royalties during the last half of 2002. Due to difficulties in the distribution of the product experienced by WHV, sales of our videos and the resulting royalties were minimal in the fourth quarter of 2002. Management believes that this not only impacted our royalties, but that it also impacted our ability to attract licensees. We have met with WHV and received assurances from them that they believe they can implement a successful distribution and marketing plan for 2003. We believe that we may need to change the cover art and pricing structure of these videos to improve distribution. We continue to meet with WHV to discuss these matters.

            We are also developing additional music lines and gift sets (audio CDs with gifts) for our existing retail clients. We hope to start selling these by the third quarter of 2003. We also believe that we will be able to increase distribution of these products by adding specialty stores such as hospital gift stores, drugstores and other outlets by later this year and in 2004.

            We believe that over the past three years we have built a strong distribution network and have fostered strong relationships with many wholesale and retail buyers. We believe that this will allow us to place new properties that we are able to produce or acquire with these stores and thereby increase our sales.

RESULTS OF OPERATIONS 2002 COMPARED TO 2001

            Product revenues increased $841,128 or 59% during 2002 to $2,266,481, as compared to $1,425,353 in 2001. This increase was caused almost entirely by increased music product sales, which increased 82% in the current year as the result of new major retail customers and sales of our new multi-CD packs (3 or 5 CD packages in vinyl or chipboard sleeve packaging) that were well received by both new and existing customers. Music product revenues were $1,693,475 in 2002 as compared to $931,528 in 2001. Jewelry product revenues increased by 6% to $521,958 in the current year as compared to $490,258 in 2001.

            Licensing revenues increased to $124,931 during 2002 from $20,351 during 2001, as the companies we reached agreements with in late 2001 and in 2002 began to sell the licensed products. 2002 was the first full year that licensing revenues were received from most of the licensees.

            Royalties are entirely those resulting from our agreement with Warner Home Video, and as noted above, were recorded primarily in the third quarter of 2002. There were no corresponding royalties in 2001.

            Gross revenues increased $1,172,133 or 81% during 2002 to $2,617,837, as compared to $1,445,704 in the prior year, primarily as the result of increases in music sales, licensing revenue and royalties.

            Sales returns and allowances increased $383,117 during 2002 to $474,137, from $91,020 during 2001. As previously noted, this increase was more than anticipated due to changes in some customer relationships and the new agreement with Warner Home Video. Sales returns and allowances were 21% of product sales during 2002, but based on our experience and our current customers, management believes that they will be approximately 15% in the coming year.

            Net revenues increased by $789,016 or 58% to $2,143,700 for the twelve months ended December 31, 2002, from $1,354,684 for the twelve months ended December 31, 2001, primarily due to increased sales of our Baby Genius music products.

            Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, commissions relating to licensing revenues, costs related to our video royalties and provisions for obsolescence of inventory. Cost of sales during 2002 was 54% of gross revenues, as compared to 45% during 2001, primarily due to the increased amount of multi-packs sold in 2002 and due to lower margins on jewelry sales in the current year. The single CDs and cassettes that made up a large part of product revenues in 2001 have higher margins than the multi-pack products that are in demand by our customers. Jewelry sales margins are lower due to the competitive pressures in the jewelry sales market. We intend to phase out the jewelry business by the end of 2003 as this revenue is replaced by higher-margin music-product sales.

            Sales and marketing expenses consist of costs for consultants, marketing personnel and promotional activities. Sales and marketing expenses decreased by $169,829 or 41% to $245,068 for the year ended December 31, 2002, from $414,897 for the prior year. This decrease is primarily the result of reduced promotional costs and reduced trade show expenses. Sales were primarily handled by executive management whose costs are reflected in general and administrative expenses.

            Product development expenses consist of personnel, consultants and services in the development of the Baby Genius product line. Product development expenses increased by 59% or $198,662, to $534,646 for the year ended December 31, 2002, as compared to $335,984 for the year ended December 31, 2001. The increase was primarily due to increased personnel costs and an increase in product development costs related to the production of four new videos that was facilitated by funding received during the year.

            General and administrative expenses consist of payroll and related costs for executive and administrative personnel, consulting services, professional fees and other general corporate expenses. General and administrative expenses increased by 18% or $421,039, to $2,707,018 for the year ended December 31, 2002, from $2,285,979 for the year ended December 31, 2001. This increase was primarily due to increased consulting services, personnel costs and professional fees. Significant portions of consulting services and personnel costs were the result of shares issued instead of cash payments in both years.

            Interest income during 2002 is primarily interest earned on money market accounts. Interest expense in 2002 is primarily on stock subject to rescission and convertible debentures. Interest expense in the current year is lower than during 2001 due to lower interest expense on short-term loans.

            During 2002, our net loss increased $361,050 to $2,788,082 from $2,427,032 during 2001. The increased loss for 2002 is primarily the result of an increase in operating expenses as we continued to develop our core music product business, lower gross margins, higher returns on product revenues, and the lack of the anticipated revenue from royalties on videos to offset expenses incurred to develop our videos.

            As a result of this loss and the losses incurred since 1997, we accrued a net operating loss carryforward as of December 31, 2002, of $9,650,000 and $4,916,000 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2011 and 2004, respectively. Because we anticipate significant expenditures with respect to implementing our business plan, it is uncertain that we will be sufficiently profitable, if at all, during the net operating loss carryforward period to realize the benefit of the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

            Since 1997, we have incurred significant losses. Our primary source of cash is the sale of shares of our common stock. We have held no significant cash balances until 2002. We issue shares in private placements at a discount to the then-current market price (as resales of privately-placed shares are restricted under the Securities Act, which reduces their liquidity and, accordingly, their value as compared to freely-trading shares on the open market). The number of shares and share prices set forth below reflect the reverse stock split which occurred on April 10, 2001.

            During 2002, we received net proceeds of $3,198,400 from accredited investors in private placement offerings under Regulation D of the Securities Act. These funds were used for accounts payable and other working capital requirements. We believe our current cash balances will allow us to meet our obligations on a timely basis through April of 2003. Management anticipates that we may become profitable by the third quarter of 2003, but that additional cash will have to be raised through sales of equity securities in order to fund the Company until that time, or longer. Such projections do not, however, take into account the possible repayment of the $362,322 plus accrued interest of $103,455 that we may be obligated to pay in connection with certain repurchases, as described in detail in the section under "Risks Related to Our Business" under the heading "We May Have to Repurchase Some of Our Outstanding Common Stock at Prices Higher Than Current Market Prices." If our sales decline or we are unable to sell shares to fund operations and obligatory share repurchases, we would reduce our overhead expenses and take other appropriate cost-cutting measures. There can be no assurance that we will be able to obtain the necessary funds to meet our working capital needs or that these funds can be obtained at a share price that will not significantly dilute current shareholders.

             Net cash used in operating activities was $1,992,545 and $862,880 for the year ended December 31, 2002, and December 31, 2001, respectively. Net operating cash flows for the year ended December 31, 2002, were primarily attributable to operating losses of $2,788,082 and reduction in accounts payable, partially offset by non-cash charges for depreciation and amortization, stock and options issued for services and compensation and an increase in unearned income - royalties. Net operating cash flows for the year ended December 31, 2001, were primarily attributable to operating losses of $2,427,032, partially offset by non-cash charges for depreciation and amortization and stock and options issued for services and compensation and an increase in accounts payable.

            Net cash used in investing activities was $795,644 and $143,154 for the year ended December 31, 2002, and December 31, 2001, respectively. Net cash used in investing activities for the year ended December 31, 2002, was primarily attributable to the development of production masters as we continued development of new music and video products, as well as additions to property and equipment. Net cash used in investing activities for the year ended December 31, 2001, was mainly attributable to the development of production masters.

            Net cash provided by financing activities was $3,506,184 for the year ended December 31, 2002, primarily as the result of the proceeds from the issuance of our common stock in private placements. The cash provided was used to fund operations, reduce accounts payable and for increased product development. Financing activities provided $979,104 in the year ended December 31, 2001, as proceeds from the issuance of our common stock and the proceeds from the issuance of debentures and loans were used to fund operations and for the repayment of third-party and shareholder loans.

            We currently have sufficient liquidity to sustain operations through April 2003. We will need to obtain additional working capital to fund operations and product development through the third quarter of 2003 through sales of equity securities. Although management believes that profitable operations can be obtained in the third quarter of 2003, such belief is based on the sale of new products such as our "Kid Genius" product line, "BOZO the Clown" videos and the "Guess How Much I Love You(TM)" music product line, as well as existing music products and royalty revenues, and is subject to obtaining the amount of orders for delivery in the third quarter that are anticipated. If our revenues are not sufficient to fund operations, additional funding will be necessary for the current year and additional private placement funds will be sought.

SUBSEQUENT EVENTS

            As of March 28, 2003, we have received commitments regarding sales of equity securities for approximately $600,000, and we anticipate receiving the funds before April 30, 2003. Management believes the amount currently committed will be sufficient to allow us to meet our working capital needs through the second quarter and into the third quarter of 2003, at which time we believe we will be operating profitably as the result of increased revenues from our new product offerings, and that collections of accounts receivable will support our working capital needs for the remainder of 2003. There can be no assurance that we will be able to raise the amount needed to fund operations on the terms noted, or that we will be able to operate profitably by the third quarter of 2003, and therefore we may need to offer additional shares or change the terms of the offering in order to fund our operations for this year.

ITEM 7.     FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Genius Products, Inc.

We have audited the accompanying consolidated balance sheet of Genius Products, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Products, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/  CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 11, 2003

                       GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                                        DECEMBER 31,
                                                                            2002
                                                                       -------------
                                       ASSETS

Current assets:

     Cash and equivalents                                              $    745,993
     Accounts receivable, net of allowance for doubtful
       accounts and provision for sales returns of $70,000                  286,725
     Inventories                                                            260,259
     Prepaid and other                                                       51,310
                                                                       -------------
         Total current assets                                             1,344,287
Property and equipment, net                                                 144,828
Prepaid royalties                                                           166,524
Production masters, net of accumulated amortization of $107,805             505,980
Patents and trademarks, net of accumulated amortization of $23,623           85,272
Deposits                                                                     36,138
                                                                       -------------
                                                                       $  2,283,029
                                                                       =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                  $    232,072
     Accrued payroll and related expenses                                    44,159
      Unearned income - royalties                                           405,839
      Convertible debenture                                                  50,750
      Other accrued expenses                                                 21,072
                                                                       -------------
         Total current liabilities                                          753,892
Convertible debenture                                                        10,000
Redeemable common stock                                                     465,777
Commitments and contingencies                                                    --
Stockholders' equity:
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 15,870,680 shares outstanding                             15,871
     Additional paid-in capital                                          16,471,864
      Subscriptions receivable                                           (2,645,858)
     Accumulated deficit                                                (12,788,517)
                                                                       -------------
         Total stockholders' equity                                       1,053,360
                                                                       -------------
                                                                       $  2,283,029
                                                                       =============

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                                        F-2

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                    2002               2001
                                                -------------     -------------
Revenues:
     Product                                    $  2,266,481      $  1,425,353
      Licensing                                      124,931            20,351
      Royalties                                      226,425                --
                                                -------------     -------------
Gross revenues                                     2,617,837         1,445,704
     Sales returns and allowances                   (474,137)          (91,020)
                                                -------------     -------------
         Net revenues                              2,143,700         1,354,684
                                                -------------     -------------

Costs and expenses:
     Cost of sales                                 1,409,041           650,956
     Sales and marketing                             245,068           414,897
     Product development                             534,646           335,984
     General and administrative                    2,707,018         2,285,979
                                                -------------     -------------

     Total costs and expenses                      4,895,773         3,687,816

     Loss from operations                         (2,752,073)       (2,333,132)

Interest income                                        7,424                --
Interest expense                                     (41,340)          (93,100)
Other expense                                         (1,293)               --
                                                -------------     -------------
     Loss before provision for income taxes       (2,787,282)       (2,426,232)
Provision for income taxes                              (800)             (800)
                                                -------------     -------------
     Net Loss                                   $ (2,788,082)     $ (2,427,032)
                                                =============     =============

Basic and diluted loss per common shares:
     Net Loss per share                         $      (0.20)     $      (0.48)
                                                =============     =============
Basic and diluted weighted average shares         13,838,743         5,016,717
                                                =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                                            Total
                                               Common Stock           Additional        Stock                          Stockholders'
                                          -----------------------      Paid-in       Subscription      Accumulated         Equity
                                             Shares       Amount       Capital        Receivable         Deficit          (Deficit)
                                          -----------    --------    ------------    ------------     -------------     ------------
Balance, December 31, 2000                 3,979,444     $ 3,979     $ 6,980,211     $  (106,000)     $ (7,573,403)     $  (695,213)

  Shares issued in private
    placement, net of offering costs         962,213         963         768,808              --                --          769,771
  Debt conversion and partial
    interest                                 573,179         573         457,970              --                --          458,543
  Shares issued for compensation             179,174         179         143,160              --                --          143,339
  Shares issued for services                 489,746         490         393,898              --                --          394,388
  Stock option costs                              --          --         548,820              --                --          548,820
  Stock subscription write off                    --          --              --         106,000                --          106,000
  Net loss                                        --          --              --              --        (2,427,032)      (2,427,032)
                                          -----------    --------    ------------    ------------     -------------     ------------
Balance, December 31, 2001                 6,183,756       6,184       9,292,867              --       (10,000,435)        (701,384)

  Shares issued in private
    placement, net of offering costs       5,146,267       5,147       3,193,253              --                --        3,198,400
  Debt conversion                            446,410         446         280,792              --                --          281,238
  Shares issued for compensation             305,716         306         209,694              --                --          210,000
  Shares issued for services and
    production masters                       223,251         223         267,403              --                --          267,626
  Exercise of stock options                   57,580          58          25,142              --                --           25,200
  Stock option costs                              --          --         560,362              --                --          560,362
  Stock subscriptions receivable           3,507,700       3,507       2,502,893      (2,506,400)               --               --
  Interest on subscriptions
    receivable                                    --          --         139,458        (139,458)               --               --
  Net loss                                        --          --              --              --        (2,788,082)      (2,788,082)
                                          -----------    --------    ------------    ------------     -------------     ------------
Balance, December 31, 2002                15,870,680     $15,871     $16,471,864     $(2,645,858)     $(12,788,517)     $ 1,053,360
                                          ===========    ========    ============    ============     =============     ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-4

                          GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31,

                                                                2002             2001
                                                            ------------     ------------
Cash flows from operating activities:
  Net loss                                                  $(2,788,082)     $(2,427,032)
  Adjustments to reconcile net loss to
    Net cash used by operating activities:
    Depreciation and amortization                               243,468          214,339
    Write-off of production masters                              16,055               --
    Interest expense on redeemable stock                         25,731           25,590
    Bad debt expense/ recovery                                  (26,000)          96,000
    Common stock issued for services                            194,026          394,388
    Common stock issued for compensation                        210,000          143,339
    Stock options granted to non-employees for services         560,362          548,820
    Uncollectible stock subscription                                 --          106,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                       120,783         (143,239)
      Inventories                                              (136,948)          (4,442)
      Additions to prepaid royalties                           (166,524)              --
      Prepaid and other                                          (2,481)         (24,038)
    Increase (decrease) in:
      Accounts payable                                         (613,510)         176,722
      Accrued payroll & related expenses                        (53,378)              --
      Other accrued expenses                                   (132,355)          30,673
      Unearned income - royalties                               405,839               --
                                                            ------------     ------------
    Net cash used by operating activities                    (2,143,014)        (862,880)
                                                            ------------     ------------

Cash flows from investing activities:
  Development of production masters                            (463,728)        (131,449)
  Additions to patents and trademarks                           (63,646)         (10,945)
  Purchase of property and equipment                           (117,801)            (760)
                                                            ------------     ------------
    Net cash used in investing activities                      (645,175)        (143,154)
                                                            ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures               10,000          256,000
  Proceeds from loans                                           281,238          150,000
  Proceeds from exercise of options                              25,200               --
  Net proceeds from issuance of common stock                  3,198,400          769,771
  Purchase of redeemable common stock                            (8,654)
  Repayment of loans                                                 --         (150,000)
  Repayment of loans from shareholders                               --          (46,667)
                                                            ------------     ------------
    Net cash provided by financing activities                 3,506,184          979,104
                                                            ------------     ------------

Net increase (decrease) in cash and equivalents                 717,995          (26,930)

Cash and equivalents, beginning of year                          27,998           54,928
                                                            ------------     ------------

Cash and equivalents, end of year                           $   745,993      $    27,998
                                                            ============     ============

                   The accompanying notes are an integral part of these
                            consolidated financial statements.

                                           F-5

                                                               2002          2001
                                                           -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                              $   14,894     $   50,313
Income taxes paid                                          $      800     $      800
Shares issued for Notes Receivable, including interest     $2,645,858             --
Production masters purchased for shares                    $   73,600             --
Redeemable common stock converted to debenture payable     $       --     $   50,750
Loans converted into common stock                          $  281,238             --
Debentures converted into common stock                     $       --     $  447,250

                The accompanying notes are an integral part of these
                          consolidated financialstatements.

                                         F-6

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of business
            ------------------

            Genius Products, Inc. and Subsidiaries (the "Company"), is a producer, publisher and distributor of classical, instrumental and vocal compact discs, cassettes and videos for children under the Baby Genius brand name, which sell at retail outlets nationwide and at e-commerce retail web sites on the Internet. The Company has also developed a website to sell its products.

            The Company also sells, on a wholesale basis, fine and costume jewelry. The Company's major jewelry customer is a United States television shopping network. The Company designs its jewelry products and uses independent foreign manufacturing facilities to produce them to the Company's specifications.

            The Company has licensed the Baby Genius name to a number of third-party companies that have produced (or will produce) toys, books, apparel and other products.

            The Company entered into a production and distribution agreement with Warner Home Video in 2002, that pledged all rights in the Company's video titles to Warner Home Video, in return for a royalty on net sales.

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

            Accounts receivable
            -------------------

            The allowance for doubtful accounts and provision for sales returns includes management's estimate of the amount expected to be lost or returned on specific accounts and for losses or returns on other as yet unidentified accounts included in accounts receivable. In estimating the allowance component for unidentified losses and returns, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            Concentrations of credit risk
            -----------------------------

            In 2002, the three largest customers accounted for 37%, 20%, and 12% of net product revenues, respectively. In 2001, the two largest customers accounted for 35% and 32% of net product revenues, respectively. At December 31, 2002, five customers accounted for 66% of accounts receivable.

            Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with investment grade credit ratings. The Company provides credit in the normal course of business to customers located throughout the United States. The Company performs ongoing credit evaluations of its customers, generally does not require collateral and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

            Inventories
            -----------

            Inventories consist of finished goods and are valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed. In 2002, the Company recorded an inventory write-down of $30,000 related to obsolete Baby Genius products.

            Long-lived assets
            -----------------

            Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets using the straight-line method. Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including licenses to use certain classical compositions, royalties, recording and design costs, are capitalized and amortized over a three or seven year period from the time a title is initially released, consistent with the estimated timing of revenue for a title. Amortization expense was $197,257 in 2002 and $152,077 in 2001. Patents and trademarks covering a number of the Company's products are being amortized on a straight line basis over 5 to 17 years. Amortization expense was $9,940 in 2002 and $6,085 in 2001.

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

            Fair value of financial instruments
            -----------------------------------

            The carrying amounts of cash and equivalents, accounts receivable, accounts payable, convertible debentures and accrued expenses approximate fair value.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            Stock-based compensation
            ------------------------

            The Company has elected to adopt the disclosure provisions only of Statement of Financial Accounting Standards ("SFAS") 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.

            Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                        2002           2001
                                                     ------------   ------------
               Net loss
                     As reported                     $(2,788,082)   $(2,427,032)
                     Pro forma                       $(4,102,849)   $(3,102,457)
               Basic and diluted loss per share:
                     As reported                     $     (0.20)   $     (0.48)
                     Pro forma                       $     (0.30)   $     (0.62)

            The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 2002 and 2001, respectively: expected volatility of 50% and 50%, respectively, and risk-free interest of 4.00% and 4.40%, respectively, expected life of 1 to 10 years and no expected dividends for both years. The estimated weighted-average fair value of stock options granted in 2002 and 2001 was $.77 and $.52, respectively

            Revenue recognition
            -------------------

            Revenues, the related cost of sales, and an allowance for returned goods are recorded upon the shipment of goods.

            Advertising and infomercial costs
            ---------------------------------

            Advertising costs including infomercial costs are expensed as incurred. Advertising costs were $55,747 in 2002 and $44,473 in 2001.

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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

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

            Reclassifications
            -----------------

            Certain items in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

            Recent accounting pronouncements
            --------------------------------

            On July 20, 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement was effective for business combinations completed after June 30, 2001. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement was effective January 1, 2002. The impact of these pronouncements did not materially impact the Company's financial position or results of operations.

            In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 is not expected to materially impact the Company's reported operating results, financial position and existing financial statement disclosure.

            In August 2001, SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 did not materially impact the Company's reported operating results, financial position and existing financial statement disclosure.

            In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 requires most gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. SFAS No. 145 also amends SFAS No. 13, ACCOUNTING FOR LEASES, to require certain lease modifications to be treated as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while other

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            Recent accounting pronouncements (continued)
            --------------------------------------------

            provisions are effective for fiscal years beginning after May 15, 2002. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 145.

            In July 2002, the FASB issued SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002 and therefore the adoption has no impact on the Company's financial position or results of operations as of December 31, 2002.

            On December 31, 2002, the FASB issued SFAS 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE. The Company currently utilizes the intrinsic value method of accounting for its stock-based employee compensation described in APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value approach. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting as described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation reported in net income and earnings per share in annual and interim financial statements.

            SFAS 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation should the Company decide to change its method of accounting from the intrinsic value method to the fair value method. The three methods provided in SFAS 148 include (1) the prospective method which is the method currently provided for in SFAS 123, (2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. The Company believes that it has provided the disclosures required under SFAS 148 in these financial statements and has no current plans to change its accounting for stock-based compensation to the fair value method.

2.          PROPERTY AND EQUIPMENT

                                                               2002               USEFUL LIVES
                                                           ------------        --------------------
             Computers and equipment                       $   179,198             3 - 5 years
             Furniture and fixtures                             30,751             3 - 7 years
             Leasehold improvements                             25,134         Lesser of lease term
                                                           ------------          or useful life.
                                                               261,062
             Accumulated depreciation and amortization        (116,234)
                                                           ------------
                                                           $   144,828
                                                           ============

            Depreciation expense was $36,271 in 2002 and $23,703 in 2001.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

3.          CONVERTIBLE DEBENTURES

            In 2001, the Company issued a convertible debenture for $50,750 to a shareholder in place of redeemable common stock. The debenture bears interest at 8%, was due March 31, 2002, and is convertible into common shares at $.50 per share. There was no beneficial conversion interest related to this debenture. The Company also issued a convertible debenture for $10,000 for cash in 2002, which requires interest of 10.75%, is due February 28, 2004, and is convertible into common shares at $.50 per share. Beneficial conversion interest is immaterial for this debenture. Interest on both of these debentures was paid through December 31, 2002.

4.          COMMON STOCK

            During 2002, the Company issued 4,661,438 shares of its common stock at $.63 and 300,000 shares at $1.00 pursuant to two private placements. Net proceeds were $3,198,400 from these offerings, after a payment of $35,000 and the issuance of 184,829 shares of common stock for finder's fees. During 2002, we issued 223,251 shares to third-party consultants, service providers and for production masters for a total of $267,626. During this time period, $281,238 of short-term debt and related interest was converted through the issuance of 446,410 shares. We also issued shares to certain officers in payment of salaries. Four officers accepted 95,240 shares as payment of $60,000 of 2001 salary, and five officers accepted 210,476 shares as payment of $150,000 of 2002 salary.

            In 2002, 3,507,700 options and warrants were exercised in exchange for notes receivable. Of the total, 1,285,200 shares were issued for warrants that were previously issued in relation to loans, and 2,222,500 shares were issued for warrants previously granted to four officers and an employee. Additionally, 57,580 options were exercised by a consultant and two employees.

            In 2001, the Company sold 962,213 shares of its common stock at $.80, pursuant to a private placement for proceeds of $769,771. During 2001, the Company also issued 489,746 shares of common stock for services valued at $394,388 and issued 179,174 shares of common stock for compensation valued at $143,339.

            During 2001, $447,250 of debt and $11,293 of interest was converted into 573,179 common shares.

            Redeemable common stock
            -----------------------

            During 1999, the Company reviewed certain aspects of its issuances of common stock and determined that during 1997, 1998 and through September 1999, it sold common stock in private placement transactions which may be subject to redemption. In 2002, 1250 shares were redeemed and in 2001, 8,750 shares were exchanged for a convertible debenture of $50,750 bearing interest at 8%. The total number of shares subject to redemption at December 31, 2002 was 66,888. Accordingly, additional paid in capital has been reduced by $362,322 to reflect the cumulative amounts subject to redemption. In addition, accrued interest of $103,455 is included in the caption "redeemable common stock" in the accompanying balance sheet.

            Reverse stock split
            -------------------

            On April 10, 2001, the Board of Directors approved a 1 for 4 reverse stock split of common stock to stockholders of record on that date. Per-share amounts in the accompanying financial statements have been adjusted for the split.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

5.          STOCK OPTIONS

            Employees
            ---------

            During 2002, the Company granted options to its employees to purchase a total of 2,939,032 shares of its common stock at exercise prices of $.63 to $2.59 per share, which exceeded fair market value at the time the options were granted.

            During 2001, the Company granted options to its employees to purchase a total of 947,500 shares of its common stock at exercise prices of $.80 per share, which equaled or exceeded fair market value at the time the options were given.

            Non-employees
            -------------

            In 2002, the Company granted options and warrants to purchase a total of 1,793,800 shares of its common stock at exercise prices from $.63 to $5.00 per share to individuals for services rendered, resulting in the recognition of $560,362 of expense. During 2002, options for 40,000 shares were exercised.

            In 2001, the Company granted options to purchase a total of 1,746,900 shares of its common stock at exercise prices from $.50 to $.80 per share to individuals for services rendered, resulting in the recognition of $548,820 of expense.

            A summary of stock option activity follows:

                                                               Weighted Average                             Weighted Average
                                                Number          Exercise Price          Exercisable          Exercise Price
                                             ------------       --------------          -----------          --------------
             December 31, 2000                 2,031,260             $ 3.48              1,916,260             $ 3.44
             Granted                           2,694,400             $ 0.67
             Exercised                                --                 --
             Canceled                                 --                 --
                                             ------------                               -----------
             December 31, 2001                 4,725,660             $ 1.41              4,658,994             $ 1.41
             Granted                           4,732,832             $ 0.76
             Exercised                        (3,583,950)            $ 0.71
             Canceled                           (100,000)            $ 0.80
                                             ------------                               -----------
             December 31, 2001                 5,774,542             $ 1.03              3,949,542             $ 1.17
                                             ============                               ============

            The following information applies to all options outstanding at December 31, 2002:

                                      Options      Average remaining     Weighted average                         Weighted average
              Exercise Price        Outstanding       life (years)        exercise price     Number exercisable    exercise price
              --------------        -----------       ------------        --------------     ------------------    --------------
             $.50 - .80              4,958,225            6.75              $  0.66              3,358,225            $  0.68
             $1.12 - 4.36              555,067            7.25              $  1.91                330,067            $  2.02
             $5.00 - 5.12              210,000            5                 $  5.01                210,000            $  5.01
             $9.00 - 13.60              51,250            6                 $ 12.45                 51,250            $ 12.45
                                    -----------                                                 -----------
                                     5,774,542                                                   3,949,542
                                    ===========                                                 ===========

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

6.          COMMITMENTS AND CONTINGENCIES

            Operating leases
            ----------------

            The Company leases certain facilities and automobiles under noncancelable operating leases. Rental expense for 2002 and 2001 was $172,306 and $148,942, respectively.

            As of December 31, 2002, the future minimum annual rental commitments required under existing noncancelable operating leases are as follows:

                                     Related Party    Non Related      Total
                                     -------------    -----------      -----

                       2003           $  20,400        $ 117,800     $ 138,200
                       2004           $   8,500               --         8,500
                                      ----------       ----------    ----------
                                      $  28,900        $ 117,800     $ 146,700
                                      ==========       ==========    ==========

            Executive employment agreements
            -------------------------------

            In 2002, the Company entered into employment agreements with six of its executive officers and key employees. The agreements are for a three-year term and provide for stock options, employee benefits and severance pay in case of termination without cause of between 12 and 24 months' salary.

7.          RELATED-PARTY TRANSACTION

            Included in prepaid and other assets is $24,351 of advances made to two officers of the Company. Advances are due on demand and bear interest at 7%.

            The Company leases its warehouse facility in Iowa from a related party. Lease payments in the year ended December 31, 2002 were $11,900 under this lease agreement.

            The 1,285,200 shares issued for warrants previously described in
            Note 4 were issued for notes receivable totaling $728,400 to two related parties and are included in subscriptions receivable. Of the total, 660,000 shares were issued to S G Consulting, an entity controlled by Sean Goodchild, who is the owner of more than 5% of our common stock when these shares are included in his ownership. The balance of 625,200 shares were issued to Algarvida LDA, an entity that is controlled by Isabel Moeller, who is the sister of our Chief Executive Officer, Klaus Moeller. The notes receivable bear interest at 6% annually, are repayable on January 3, 2004, and are secured by the shares of common stock.

8.          INCOME TAXES

            The provision for income taxes in 2002 and 2001 consists of California income taxes of $800 for each year.

            The Company has net operating loss ("NOL") carryforwards that can be utilized to offset future taxable income. At December 31, 2002, federal NOL carryforwards totaled approximately $9,650,000. The federal carryforwards expire in various years ending December 31 as follows:

                            2011                             $    238,000
                            2012                                  435,000
                            2018                                1,506,000
                            2019                                  997,000
                            2020                                2,395,000
                            2021                                1,853,000
                            2022                                2,226,000
                                                             -------------
                                                             $  9,650,000
                                                             =============

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

8.          INCOME TAXES (Continued)

            In addition, the Company has approximately $4,916,000 of California NOL carryforwards that expire in various years through 2007. Deferred income taxes at December 31, 2002 and 2001 relate to net operating losses and allowance accounts. A valuation allowance has been established to reduce deferred tax assets to amounts which management believes are more likely than not to be realized.

                                                2002             2001
                                            ------------     ------------
               NOL carryforwards            $ 3,754,000      $ 3,028,000
               Allowance accounts               (40,000)         (39,000)
                                            ------------     ------------
               Deferred tax assets            3,714,000        2,989,000
               Less valuation allowance      (3,714,000)      (2,989,000)
                                            ------------     ------------
               Net deferred tax asset       $        --      $        --
                                            ============     ============

            The valuation allowance increased by $725,000 in 2002 and $783,000 in 2001.

9.          BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

                                                                          2002             2001
               Numerator
               ---------
                       Net Loss                                      $ (2,788,082)     $ (2,427,032)
                                                                     -------------     -------------
               Denominator
               -----------
                       Basic and diluted weighted average number
                       of common shares outstanding
                       during the period                               13,838,743         5,016,717
                                                                     -------------     -------------

               Basic and diluted net loss per share                  $      (0.20)     $      (0.48)
                                                                     -------------     -------------

      The effect of the potentially dilutive securities listed below were not included in the computation of diluted loss per share, since to do so would have been anti-dilutive.

      Employee stock options                                            1,684,657         2,821,125

      Non-employee stock options and warrants                           2,264,885         1,904,535

      Convertible debentures                                              121,500           101,500

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

10.         SUBSEQUENT EVENT (UNAUDITED)

            As of March 28, 2003, we have received commitments regarding sales of equity securities for approximately $600,000, and we anticipate receiving the funds before April 30, 2003. Management believes the amount currently committed will be sufficient to allow us to meet our working capital needs through the second quarter and into the third quarter of 2003, at which time we believe we will be operating profitably as the result of increased revenues from our new product offerings, and that collections of accounts receivable will support our working capital needs for the remainder of 2003. There can be no assurance that we will be able to raise the amount needed to fund operations on the terms noted, or that we will be able to operate profitably by the third quarter of 2003, and therefore we may need to offer additional shares or change the terms of the offering in order to fund our operations for this year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Information regarding directors, executive officers, promoters and control persons will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2003 and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2002.

ITEM 10.    EXECUTIVE COMPENSATION

            Information regarding executive officers and directors compensation will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2003 and is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information regarding security ownership by management and certain beneficial owners will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2003 and is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

            Information regarding related transactions and certain relationships will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2003 and is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits.

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

      Exhibit No.                           Description
      -----------                           -----------

         10.29    Consulting Agreement with Gerald Edick***
         10.30    Production Agreement with Richard Perry*****
         10.31    Representation Agreement with Global Icons*****
         10.32    Consulting Agreement with Johnny Drummond+
         10.33    Stock Option Agreement with Klaus Moeller dated May 25, 2000+
         10.34    Stock Option Agreement with Dorian Lowell dated May 25, 2000+
         10.35    Stock Option Agreement with Michael Meader dated May 25, 2000+
         10.36    Stock Option Agreement with Larry Balaban dated May 25, 2000+
         10.37    Stock Option Agreement with Howard Balaban dated May 25, 2000+
         10.38    Stock Option Agreement with Alison Elliott dated May 25, 2000+
         10.39    License Agreement with Jakks Pacific, Inc. ++
         10.40    License Agreement with Catton Apparel Group++
         10.41    License Agreement with J. Wasson Enterprises, Inc. ++
         10.42    Settlement Agreement (Investment Agreement) with American
                  Public Media Group (formerly known as Minnesota Communications
                  Group) ++
         10.43    Settlement Agreement (Shareholders Agreement) with American
                  Public Media Group (formerly known as Minnesota Communications
                  Group) ++
         10.44    Production Agreement with James Sommers++
         10.45    Stock Purchase Agreement with Klaus Moeller dated July 31,
                  2001+++
         10.46    Stock Purchase Agreement with Michael Meader dated July 31,
                  2001+++
         10.47    Stock Purchase Agreement with Larry Balaban dated July 31,
                  2001+++
         10.48    Stock Purchase Agreement with Howard Balaban dated July 31,
                  2001+++
         10.49    Consulting Agreement with Dennis Levin+++
         10.50    Consulting Agreement with Pete Wilson+++
         10.51    Employment Agreement with Klaus Moeller dated January 3,
                  2002+++++
         10.52    Employment Agreement with Michael Meader dated January 3,
                  2002+++++
         10.53    Employment Agreement with Larry Balaban dated January 3,
                  2002+++++
         10.54    Employment Agreement with Howard Balaban dated January 3,
                  2002+++++
         10.55    Employment Agreement with Vinko Kovac dated January 3,
                  2002+++++
         10.56    Employment Agreement with Julie Ekelund dated April 1,
                  2002+++++
         10.61    Amended and Restated 1997 Non-Qualified Stock Option Plan+++++
         10.62    Second Amended and Restated 2000 Non-Qualified Stock Option
                  Plan+++++
         10.63    Reserved for future use.
         10.64    Form of Executive Stock Payment Agreement dated as of January
                  3, 2002, with Klaus Moeller, Michael Meader, Larry Balaban and
                  Howard Balaban for stock paid in lieu of $15,000 each of 2001 salary and $30,000 each of 2002 salary (filed herewith)
         10.65    Sublease with the Meader Family Limited Trust dated May 1,
                  2002 (filed herewith)
         10.66    Form of Secured Promissory Note and Pledge Agreement dated as of January 3, 2002, for notes receivable for warrants
                  exercised by S.G. Consulting, Inc., and Algarvida LDA, in the
                  amounts of $415,800 and $312,600, respectively, and for
                  options exercised by Klaus Moeller, Michael Meader, Larry
                  Balaban and Howard Balaban in the amount of $419,500 and by
                  Vinko Kovac in the amount of $100,000 (filed herewith)
         23       Consent of independent auditors (filed herewith)

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

            (b) Reports on Form 8-K.

            None.

ITEM 14.    CONTROLS AND PROCEDURES

            Within the ninety days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 3, 2003
                                      GENIUS PRODUCTS, INC.,
                                        a Nevada corporation

                                      By: /s/ Klaus Moeller
                                         ---------------------------------------
                                          Klaus Moeller, Chief Executive Officer
                                          and Interim Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Klaus Moeller            Chief Executive Officer,             April 3, 2003
--------------------------    Chairman of the Board and
Klaus Moeller                 Interim Chief Financial
                              Officer (principal executive
                              officer and principal
                              financial officer)

 /s/ David Anderson           Director                             April 3, 2003
--------------------------
David Anderson

 /s/ Larry Balaban            Director                             April 3, 2003
--------------------------
Larry Balaban

/s/ Richard Bermingham        Director                             April 3, 2003
--------------------------
Richard Bermingham

 /s/ Deborah L. Cross         Director                             April 3, 2003
--------------------------
Deborah L. Cross

/s/ Nancy Evensen             Director                             April 3, 2003
--------------------------
Nancy Evensen

 /s/ Margaret Loesch          Director                             April 3, 2003
--------------------------
Margaret Loesch

                  SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
                           OF CHIEF EXECUTIVE OFFICER

            I, Klaus Moeller, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Genius Products, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material 3. respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in

4.   Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of ( the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 3, 2003

                                                By:      /s/ Klaus Moeller
                                                     ---------------------------
                                                         Klaus Moeller
                                                         Chief Executive Officer

                  SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
                           OF CHIEF FINANCIAL OFFICER

            I, Klaus Moeller, Interim Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Genius Products, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material 3. respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in

4.   Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of ( the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 3, 2003

                                          By:   /s/ Klaus Moeller
                                               --------------------------------
                                                Klaus Moeller
                                                Interim Chief Financial Officer