Form 10QSB
period 2003-03-31
GENIUS PRODUCTS INC
filed 2003-05-15
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 16,320,867 shares outstanding of the registrant's Common Stock as of May 14, 2003.

Transitional small business disclosure format (check one): Yes  [ ]  No  [X]

================================================================================

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I           Financial Information                                        3

   Item 1  Financial Statements                                               3

           Condensed Consolidated Balance Sheet at March 31, 2003
                  (unaudited)                                                 3
           Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2003
                  and 2002 (unaudited)                                        4
           Condensed Consolidated Statements of Cash Flow
                  for the Three Months Ended March 31, 2003
                  and 2002 (unaudited)                                        5
           Notes to Condensed Consolidated Financial Statements (unaudited)   6

   Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7

   Item 3  Controls and Procedures                                            8

PART II          Other Information

   Item 1  Legal Proceedings                                                  9

   Item 2  Changes in Securities and Use of Proceeds                          9

   Item 3  Defaults Upon Senior Securities                                    9

   Item 4  Submission of Matters to a Vote of Security Holders                9

   Item 5  Other Information                                                  9

   Item 6  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                    10

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                       MARCH 31,
--------------------------------------------------------------------------------

                                                                        2003
                                                                   -------------
ASSETS

Current assets
   Cash and equivalents                                            $    233,992
   Accounts receivable, net of allowance for
       doubtful accounts and sales returns of $87,270                   248,606
   Inventories                                                          321,286
   Prepaid royalties                                                    157,486
   Prepaid Expenses                                                     195,401
                                                                   -------------
          Total current assets                                        1,156,771

   Property and equipment, net of accumulated depreciation
       of $127,683                                                      135,208
   Production masters, net of accumulated amortization of
       $146,905                                                         557,095
   Patents and trademarks, net of accumulated
       amortization of $25,468                                           84,456
   Deposits and other                                                    36,138
                                                                   -------------

                                                                   $  1,969,668
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
       Accounts payable                                            $    337,129
       Accrued payroll and related expenses                              46,245
       Debentures payable                                                50,750
       Accrued other expenses                                            25,977
       Deferred Income - Advance royalties                              355,839
                                                                   -------------

          Total current liabilities                                     815,940

   Redeemable common stock                                              472,066

   Commitments and contingencies                                             --

   Stockholders' equity:
       Common stock, $.001 par value; 50,000,000 shares
       authorized: 15,931,503 shares outstanding                         15,931
       Additional paid-in capital                                    16,617,287
       Stock subscription receivable                                 (2,683,454)
       Accumulated deficit                                          (13,268,102)
                                                                   -------------
          Total stockholders' equity                                    681,662
                                                                   -------------

                                                                   $  1,969,668
                                                                   =============

        The accompanying notes are an integral part of these statements.

                      GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------

                                                       2003             2002
                                                   -------------   -------------
REVENUES
   Product sales                                   $    541,512    $    480,756
   Licensing                                             20,990              --
   Video royalties                                       60,000           5,600
                                                   -------------   -------------
   Total revenues                                       622,502         486,356
   Returns, Discounts and Allowances                    (71,955)        (32,966)
                                                   -------------   -------------
   Net revenues                                         550,547         453,390
                                                   -------------   -------------

COSTS AND EXPENSES
   Cost of revenues                                     265,919         214,939
   Sales and marketing                                  203,607          86,901
   Product development                                  111,805          80,823
   General and administrative                           441,161         499,002
                                                   -------------   -------------

   Total costs and expenses                           1,022,492         881,665
                                                   -------------   -------------

   Loss from operations                                (471,945)       (428,275)

Interest income                                           1,207             345
Interest expense                                         (8,047)         (7,125)
                                                   -------------   -------------

   Loss before provision for income taxes              (478,785)       (435,055)

Provision for income taxes                                  800             800
                                                   -------------   -------------
   Net loss                                        $   (479,585)   $   (435,855)
                                                   =============   =============

Basic and diluted loss per common share:
   Net loss per share                              $      (0.03)   $      (0.05)
                                                   =============   =============

   Basic and diluted weighted average shares         15,890,544       8,971,768
                                                   =============   =============

        The accompanying notes are an integral part of these statements.

                      GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------------------

                                                                2003            2002
                                                             ------------   ------------

Cash flows from operating activities
   Net loss                                                  $  (479,585)   $  (435,855)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
       Depreciation and amortization                              52,394         34,396
       Bad debt expense                                           17,270         55,999
       Common stock issued for services                           41,000        131,329
       Stock options granted to non-employees for services        52,888             --
       Stock issued for compensation                                  --        180,000
       Interest expense on redeemable common stock                 6,289          6,410
       Changes in assets and liabilities:
       (Increase) decrease in:
       Accounts receivable                                        20,849       (176,160)
       Inventories                                               (61,027)       (69,194)
       Prepaid royalties                                           9,038       (111,778)
       Prepaid expenses and deposits                            (144,091)       (96,212)
       Increase (decrease) in:
       Accounts payable                                          105,057       (419,633)
       Deferred income                                           (50,000)       350,000
       Accrued payroll & related items                             2,086       (112,645)
       Accrued expenses                                            4,905             --
                                                             ------------   ------------

   Net cash used by operating activities                        (422,927)      (663,343)
                                                             ------------   ------------

Cash flows from investing activities
   Patents and trademarks                                         (1,029)       (35,640)
   Development of production masters                             (90,216)       (56,273)
   Purchase of property and equipment                             (1,829)       (29,780)
                                                             ------------   ------------

   Net cash used in investing activities                         (93,074)      (121,693)
                                                             ------------   ------------

Cash flows from financing activities
   Borrowings on notes payable                                        --         62,505
   Proceeds from issuance of common stock                          4,000      1,894,579
                                                             ------------   ------------

   Net cash provided by financing activities                       4,000      1,957,084
                                                             ------------   ------------

Net increase (decrease) in cash and equivalents                 (512,001)     1,172,048

Cash at beginning of period                                      745,993         27,998
                                                             ------------   ------------

Cash at end of period                                        $   233,992    $ 1,200,046
                                                             ============   ============

   Non-cash investing and financing activities:
       Payment of loans by issuance of common stock                   --         62,505
       Common stock subscribed                                        --        645,817
       Exercise of options with notes receivable                      --      1,778,000
       Conversion of debenture to common stock                    10,000             --

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

The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statement contained in the Company's Form 10-KSB for the year ended December 31, 2002. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE B:  COMMON STOCK

During the three months ended March 31, 2003, we issued a total of 60,823 shares. We issued (a) 5,715 unregistered shares at a price of $.70 per share for net proceeds of $4,000 in private placements, (b) 10,000 shares at a price of $1.00 per share for the conversion of a $10,000 debenture, issued under Rule 3(a)9 of the Securities Act and (c) 45,108 shares at prices ranging from $.85 to $1.03 per share for services. Of the shares issued for services, 27,777 unregistered shares were issued under Section 4(2) of the Securities Act and the balance were registered on Form S-8 Registration Statement No. 333-97769. The 5,715 unregistered shares were issued under Rule 506 of Regulation D of the Securities Act.

NOTE C:  SUBSEQUENT EVENTS

In April 2003, we sold 335,716 shares of our common stock to investors at a price of $.70 per share in a private placement and received $235,000. Each purchase included a warrant to purchase one share of our common stock at an exercise price of $1.40 for each share purchased.

NOTE D:  STOCK BASED COMPENSATION

Stock options issued under stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Financial Accounting Standards Board ("FASB") No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB NO. 123, the following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

Pro forma adjustments to our consolidated net loss and loss per share are as follows:

                                                             For the Quarter Ended
                                                                   March 31,
                                                               2003         2002
                                                            ----------   ----------
Net Loss as reported                                        $(479,585)   $(435,855)
Deduct: Total stock-based compensation expense determined
Under the fair value based method for all awards               (1,648)    (266,616)
                                                            ----------   ----------
Pro forma net loss                                          $(481,233)   $(702,471)
                                                            ==========   ==========

Basic and diluted net loss per common share                 $    (.03)   $    (.08)
                                                            ==========   ==========

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

THE THREE MONTHS ENDED MARCH 31, 2003

         Product sales are primarily music (Baby Genius) sales to wholesale customers. We also recognize licensing revenue related to licensing the Baby Genius trademark and royalties related to the distribution of our line of videos. Sales returns, discounts and allowances are product sales related and are primarily on music.

         Total revenues increased 28% ($136,146) to $622,502 for the three months ended March 31, 2003, as the result of increased sales of the Baby Genius music products, and both licensing revenue and royalties recognized on the videos sold by a third party in the current period that did not occur in the first quarter of 2002. Music product sales increased 43% in the three months ended March 31, 2003, to $499,111, as compared to $349,687 in the same period in the prior fiscal year due to a wider distribution of our products and the addition of a new significant customer. Other product revenue declined to $42,401 in the quarter ending March 31, 2003 as compared to $136,669 in the quarter ending March 31, 2002. Licensing revenues were up due to the agreement signed in June 2002 with Global Icons, LLC, to license our brand names. Royalties on our videos and DVD's, which have been recognized since the third quarter of 2002 under the production and distribution agreement reached in February 2002, were less than anticipated in the quarter ended March 31, 2003. Discussions are continuing with Warner Home Video on improving the sales of our videos and DVD's. Several methods for improvement have been identified and are being implemented that we anticipate could lead to increased distribution and higher royalties for the rest of 2003. However, there can be no assurance that these efforts will be successful. Sales returns, discounts and allowances increased significantly in the current three month period because we have reserved for a higher amount of returns at March 31, 2003, based on our experience in 2002 with our current customers. In the first quarter of 2002, sales of other products that have a lower rate of returns also contributed to the lower reserve at March 31, 2002.

         Costs of revenues consist primarily of the costs of products sold to customers and packaging and shipping costs. Cost of revenues also include commissions paid on licensing and expenses related to the video royalty agreement. The cost of revenues for the three months ended March 31, 2003 were 48% of net revenues as compared to 47% in the same quarter in 2002. This reflects the increased music product sales of three-pack and five-pack units in the current year quarter as compared to more single CD units that were sold in the first quarter of 2002. Single CD's have higher margins than multiple CD units. Offsetting this was the addition of licensing revenue and royalties in the current year period, which have still lower costs associated with them, and were insignificant or did not occur in the first quarter of 2002.

         Sales and marketing expenses consist primarily of costs for personnel and promotional activities. Sales and marketing expenses increased by 134% to $203,607 for the three months ended March 31, 2003 as compared to $86,201 for the same quarter in 2002 as the result of increased sales personnel expenses and increased advertising and consulting expenses.

         Product and web development expenses consist primarily of costs for personnel involved in the development of our products. As a result of increased personnel and related costs, product development expenses increased by 38% to $111,805 in the first quarter of 2003, as compared to $80,823 in the quarter ended March 31, 2002. We are continuing to develop new products as evidenced by expenditures for product development that are reflected in the $90,216 that was capitalized in the quarter ending March 31, 2003. We currently anticipate that product development expenses will be incurred at this higher level for the remainder of 2003 as we develop new audio products under license from others.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and consulting fees, and other general corporate expenses. General and administrative expenses decreased by 12%, to $441,161 for the three months ended March 31, 2003, as compared to $499,002 for the year earlier period. This decrease was primarily due to higher costs associated with the issuance of options and warrants to non-employees in the prior year first quarter, offset by smaller increases in professional fees and investor relations expenses in the quarter ended March 31, 2003. The year earlier period reflected our use of options to obtain services and funding prior to raising significant working capital in the first quarter of 2002.

         Interest expense is primarily incurred on debentures and redeemable common stock. The net loss for the quarter ended March 31, 2003 of $479,585 was higher than the net loss of $435,855 for the quarter ended March 31, 2002, in spite of increased revenue and lower cost of revenues due to the higher return allowance in the current period and increases in sales and marketing and product development expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three months ended March 31, 2003 was $422,927, primarily due to the net loss and increases in prepaid expenses and inventories. This was offset by an increase in accounts payable, depreciation and amortization, and stock option costs. In the quarter ended March 31, 2002, net cash used in operations of $663,343 was primarily the result of the net loss and the reduction in accounts payable, offset by an increase in deferred income and stock issued for compensation.

         Net cash used in investing activities in the quarter ended March 31, 2003 was $93,074, primarily as the result of the development of production masters. In the quarter ended March 31, 2002, net cash used in investing activities was $121,693, as the result of the development masters and expenditures for patents and trademarks and property and equipment.

         Cash flows from financing activities of $4,000 and $1,957,084 in the three month periods ending March 31, 2003 and 2002, respectively, were primarily from the sale of our common stock.

         At March 31, 2003, we had cash balances of $233,992. In April 2003, we received $235,000 from investors for the purchase of our common stock. In May, we expect to receive an additional $385,000 from investors for the purchase of our common stock, based on commitments we have received. We believe that these amounts will fund our operations until the third quarter of 2003, at which time we anticipate that we may be operating profitably as the result of an increase in revenues from our new "Kid Genius", "Guess How Much I Love You(TM)", "BOZO the Clown", and other well known brand name products that we expect to obtain a license for the audio rights.

         Our "Kid Genius" and "Guess How Much I Love You(TM)" audio products are expected to begin selling in the second quarter of 2003, and the remaining products are planned for sales in the third quarter of 2003. The development of the well known brand name products will require significant funds in order to develop the music and artwork, as well as prepayments relating to the licensing rights and to purchase inventory. In order to fund these amounts, including the prepayments required, which may vary, we may need to delay significant vendor payments or offer discounts to major customers for faster payment of accounts receivable, or seek to obtain funds from additional investors through the sale of our common stock.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of conducting business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in our Form 10-KSB for the year ended December 31, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2003, we issued a total of 60,823 shares. We issued (a) 5,715 unregistered shares at a price of $.70 per share for net proceeds of $4,000 in private placements, (b) 10,000 shares at a price of $1.00 per share for the conversion of a $10,000 debenture, and (c) 45,108 shares at prices ranging from $.85 to $1.03 per share for services. Of the shares issued for services, 27,777 unregistered shares were issued under
Section 4(2) of the Securities Act. The 5,715 unregistered shares were issued under Rule 506 of Regulation D of the Securities Act.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

              99.1    Certification of Chief Executive Officer
              99.2    Certification of Chief Financial Officer

         (b) REPORTS ON FORM 8-K

              Filed April 3, 2003, regarding operating results for 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENIUS PRODUCTS, INC.,
                                   a Nevada Corporation

May 15, 2003                    By:  /s/ Klaus Moeller
                                     ---------------------------------------
                                     Klaus Moeller, Chief Executive Officer,
                                     Chairman of the Board and Interim
                                     Chief Financial Officer

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

Dated:  May 15, 2003                  By: /s/  Klaus Moeller
                                               ------------------------------
                                               Klaus Moeller
                                               Chief Executive Officer

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

Dated:  May 15, 2003                  By: /s/  Klaus Moeller
                                               ----------------------------
                                               Klaus Moeller
                                               Chief Financial Officer