Form 10QSB
period 2003-06-30
GENIUS PRODUCTS INC
filed 2003-08-14
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

                        --------------------------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 18,799,175 shares outstanding of the registrant's Common Stock as of August 12, 2003.

Transitional small business disclosure format (check one): Yes  [ ]  No  [X]

================================================================================

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I           Financial Information                                        3

   Item 1  Financial Statements                                               3

           Condensed Consolidated Balance Sheet at June 30, 2003
                  (unaudited)                                                 3
           Condensed Consolidated Statements of Operations
                  for the Three Months Ended June 30, 2003
                  and 2002 (unaudited)                                        4
           Condensed Consolidated Statements of Operations
                  for the Six Months Ended June 30, 2003
                  and 2002 (unaudited)                                        5
           Condensed Consolidated Statements of Cash Flow
                  for the Six Months Ended June 30, 2003
                  and 2002 (unaudited)                                        6
           Notes to Condensed Consolidated Financial Statements (unaudited)   7

   Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

   Item 3  Controls and Procedures                                            10

PART II          Other Information

   Item 1  Legal Proceedings                                                  11

   Item 2  Changes in Securities and Use of Proceeds                          11

   Item 3  Defaults Upon Senior Securities                                    11

   Item 4  Submission of Matters to a Vote of Security Holders                11

   Item 5  Other Information                                                  11

   Item 6  Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                    12

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (UNAUDITED) JUNE 30,
--------------------------------------------------------------------------------

                                                                        2003
                                                                   -------------
ASSETS

Current assets
   Cash and equivalents                                            $    683,387
   Accounts receivable, net of allowance for
       doubtful accounts and sales returns of $41,811                   244,288
   Inventories                                                          351,282
   Prepaid royalties                                                    242,666
   Prepaid expenses                                                     235,068
                                                                   -------------
          Total current assets                                        1,756,691

   Property and equipment, net of accumulated
       depreciation of $139,105                                         138,593
   Production masters, net of accumulated amortization
       of $180,484                                                      714,240
   Patents and trademarks, net of accumulated
       amortization of $27,330                                           82,594
   Deposits and other                                                    36,138
                                                                   -------------

                                                                   $  2,728,256
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                               $    350,375
    Accrued payroll and related expenses                                 58,306
    Debentures payable                                                   50,750
    Accrued other expenses                                               64,496
    Deferred Income - Advance royalties                                 409,320
                                                                   -------------

          Total current liabilities                                     933,247

   Redeemable common stock                                              478,354

   Commitments and contingencies                                             --

Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares
    authorized: 17,876,899 shares outstanding                            17,877
    Additional paid-in capital                                       18,060,354
    Stock subscription receivable                                    (2,721,050)
    Accumulated deficit                                             (14,040,526)
                                                                   -------------
          Total stockholders' equity                                  1,316,655
                                                                   -------------

                                                                   $  2,728,256
                                                                   =============

        The accompanying notes are an integral part of these statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED) FOR THE THREE
                              MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                        2003            2002
                                                   -------------   -------------
REVENUES
   Product sales                                   $    395,153    $    517,710
   Licensing                                             36,000          14,487
   Video royalties                                       84,952          70,000
                                                   -------------   -------------
   Total revenues                                       516,105         602,197
   Returns, discounts and allowances                    (49,271)        (45,060)
                                                   -------------   -------------
   Net revenues                                         466,834         557,137
                                                   -------------   -------------

COSTS AND EXPENSES
   Cost of revenues                                     349,818         502,706
   Sales and marketing                                  254,642         108,329
   Product development                                  153,029         103,191
   General and administrative                           485,399       1,009,031
                                                   -------------   -------------

   Total costs and expenses                           1,242,888       1,723,257
                                                   -------------   -------------

   Loss from operations                                (776,054)     (1,166,120)

Interest income                                             762          66,183
Other income                                             10,392              --
Interest expense                                         (7,523)        (16,028)
                                                   -------------   -------------

   Loss before provision for income taxes              (772,423)     (1,115,965)

Provision for income taxes                                   --              --
                                                   -------------   -------------
   Net loss                                        $   (772,423)   $ (1,115,965)
                                                   =============   =============

Basic and diluted loss per common share:
   Net loss per share                              $      (0.05)   $      (0.07)
                                                   =============   =============

   Basic and diluted weighted average shares         16,474,524      15,016,620
                                                   =============   =============

        The accompanying notes are an integral part of these statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED) FOR THE SIX
                              MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                        2003            2002
                                                   -------------   -------------
REVENUES
   Product sales                                   $    936,665    $    998,466
   Licensing                                             56,990          14,487
   Video royalties                                      144,952          75,600
                                                   -------------   -------------
   Total revenues                                     1,138,607       1,088,553
   Returns, discounts and allowances                   (121,226)        (78,026)
                                                   -------------   -------------
   Net revenues                                       1,017,381       1,010,527
                                                   -------------   -------------

COSTS AND EXPENSES
   Cost of revenues                                     615,737         717,645
   Sales and marketing                                  458,249         195,230
   Product development                                  264,834         184,014
   General and administrative                           926,560       1,508,036
                                                   -------------   -------------

   Total costs and expenses                           2,265,380       2,604,925
                                                   -------------   -------------

   Loss from operations                              (1,247,999)     (1,594,398)

Interest income                                           1,969          66,528
Other income                                             10,392              --
Interest expense                                        (15,571)        (23,153)
                                                   -------------   -------------

   Loss before provision for income taxes            (1,251,209)     (1,551,023)

Provision for income taxes                                  800             800
                                                   -------------   -------------
   Net loss                                        $ (1,252,009)   $ (1,551,823)
                                                   =============   =============

Basic and diluted loss per common share:
   Net loss per share                              $      (0.08)   $      (0.13)
                                                   =============   =============

   Basic and diluted weighted average shares         16,182,542      12,016,087
                                                   =============   =============

        The accompanying notes are an integral part of these statements.

                          GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED) FOR THE SIX
                                   MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------

                                                                 2003           2002
                                                             ------------   ------------

Cash flows from operating activities
   Net loss                                                  $(1,252,009)   $(1,551,823)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation and amortization                              99,257         86,366
       Bad debt expense                                          (28,189)        30,000
       Common stock issued for services                          143,000        350,050
       Stock options granted to non-employees for services       134,884        376,575
       Stock issued for compensation                               7,500        180,000
       Interest expense on redeemable common stock                12,577         15,848
       Changes in assets and liabilities:
       (Increase) decrease in:
       Accounts receivable                                        70,626       (369,539)
       Inventories                                               (91,023)      (188,180)
       Prepaid royalties                                         (76,142)       (88,833)
       Prepaid expenses and deposits                            (183,758)       (28,636)
       Increase (decrease) in:
       Accounts payable                                          118,303       (402,848)
       Deferred income                                             3,481        280,000
       Accrued payroll & related items                            14,147       (124,603)
       Accrued expenses                                           43,424             --
                                                             ------------   ------------

   Net cash used by operating activities                        (983,922)    (1,435,623)
                                                             ------------   ------------

Cash flows from investing activities
   Patents and trademarks                                         (1,029)       (35,640)
   Development of production masters                            (280,939)      (228,856)
   Purchase of property and equipment                            (16,636)      (104,731)
                                                             ------------   ------------

   Net cash used in investing activities                        (298,604)      (369,227)
                                                             ------------   ------------

Cash flows from financing activities
   Borrowings on notes payable                                        --         62,506
   Proceeds from issuance of convertible debt                         --         60,000
   Proceeds from issuance of common stock                      1,219,920      2,876,700
                                                             ------------   ------------

   Net cash provided by financing activities                   1,219,920      2,999,206
                                                             ------------   ------------

Net increase (decrease) in cash and equivalents                  (62,606)     1,194,356

Cash at beginning of period                                      745,993         27,998
                                                             ------------   ------------

Cash at end of period                                        $   683,387    $ 1,222,354
                                                             ============   ============

   Non-cash investing and financing activities:
       Payment of loans by issuance of common stock                   --         62,506
       Acquisition of production masters through the
         issuance of common stock                                     --         73,600
       Common stock subscribed                                        --        764,010
       Exercise of options with notes receivable                      --      1,778,000
       Conversion of debenture to common stock                    10,000             --

             The accompanying notes are an integral part of these statements.

                                            6

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

NOTE B:  COMMON STOCK

         During the three months ended June 30, 2003, we issued a total of 1,945,396 common shares. We issued (a) 1,747,320 unregistered shares at a price of $.70 per share for net proceeds of $1,215,921 in private placements, (b) 10,000 unregistered shares at a price of $.75 per share to an employee as compensation and (c) 188,706 shares at a price of $.70 per share for services. Of the shares issued for services, 173,773 unregistered shares were issued under
Section 4(2) of the Securities Act and the balance were registered on Form S-8 Statement No. 333-97769. The 1,757,320 unregistered shares were issued under Rule 506 of Regulation D of the Securities Act. Each private placement purchase included a warrant to purchase one share at an exercise price of $1.40 for each share purchased.

NOTE C:  OFFICER'S COMPENSATION

         On June 2, 2003, five officers agreed to accept 140,865 unregistered shares as payment of $100,000 of 2003 salary to be paid pro rata over the remainder of 2003. Each was also issued one five-year warrant to purchase 28,173 shares at an exercise price of $1.40. The shares and warrants will vest as the salary is earned over the remainder of 2003. This payment was based upon the price of common stock and warrants issued to third parties in our most recent private placement.

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

Pro forma adjustments to our consolidated net loss and loss per share are as follows:

                                                              For the Quarter Ended

                                                                      June 30,
                                                                2003           2002
                                                            ------------   ------------
Net Loss as reported                                        $  (772,423)   $(1,115,965)
Deduct: Total stock-based compensation expense determined
  under the fair value based method for all awards              (26,461)      (349,384)
                                                            ------------   ------------
Pro forma net loss                                          $  (798,884)   $(1,465,349)
                                                            ============   ============

Basic and diluted net loss per common share                 $      (.05)   $      (.10)
                                                            ============   ============

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D: Continued

                                                             For the Six Months Ended
                                                                      June 30,
                                                                2003           2002
                                                            ------------   ------------
Net Loss as reported                                        $(1,252,009)   $(1,551,823)
Deduct: Total stock-based compensation expense determined
  under the fair value based method for all awards              (48,109)      (616,000)
                                                            ------------   ------------
Pro forma net loss                                          $(1,300,118)   $(2,167,823)
                                                            ============   ============

Basic and diluted net loss per common share                 $      (.08)   $      (.18)
                                                            ============   ============

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

         THE THREE MONTHS ENDED JUNE 30, 2003.

         Product sales are primarily "Baby Genius" and "Kid Genius" music sales direct to mass retailers, distributors and independent retailers. Product sales also include the sales of jewelry to retailers. We also recognize licensing revenue related to licensing the Baby Genius trademark and royalties related to the distribution of our line of videos. Sales returns, discounts and allowances are product sales related and are primarily on music.

         Total revenues decreased 14% ($86,092) to $516,105 for the three months ended June 30, 2003, as compared to the same period in 2002, primarily due to decreased sales of music products, which was partially offset by increases in licensing revenue and royalties recognized on our videos. The decline in product sales occurred as we focused our selling effort on new products such as "Kid Genius" and "Baby Genius" products in revised packaging, that began selling in June 2003, and on our new "BOZO the Clown" videos and DVD's and "Guess How Much I Love You(TM)" audio products that will be introduced in the third quarter of 2003. Sales returns, discounts and allowances increased slightly in the current three month period, as compared to the same period in 2002, because we are reserving at a higher rate for returns this year, based on our experience in 2002 with our current customers. Net revenues declined 16% ($90,303) as compared to the second quarter of 2002, due to the lower music product sales and the higher reserve rate for returns.

         Costs of revenues consist primarily of the costs of products sold to customers and packaging and shipping costs. Cost of revenues also include commissions paid on licensing and expenses related to the video royalty agreement. The cost of revenues for the three months ended June 30, 2003 were 75% of net revenues as compared to 90% in the same quarter in 2002. The cost of revenues in the current quarter reflect the low level of revenues in relation to fixed operating costs and the liquidation of music product inventory in previous packaging. The cost of revenues for the quarter ended June 30, 2002 includes clearance and write off of old music and jewelry inventory and the charge to operations for promotional products that occurred in that quarter.

         Sales and marketing expenses consist primarily of costs for personnel and promotional activities. Sales and marketing expenses increased by 135% to $254,642 for the three months ended June 30, 2003 as compared to $108,329 for the same quarter in 2002 as the result of increased sales personnel expenses due to increased headcount and increased advertising and consulting expenses.

         Product development expenses consist primarily of costs for the personnel involved in the development of our products. As a result of increased personnel and related costs, product development expenses increased by 48% to $153,029 in the second quarter of 2003, as compared to $103,191 in the quarter ended June 30, 2002. We are continuing to develop new products as evidenced by expenditures for product development that are reflected in the $190,723 that was capitalized in the quarter ending June 30, 2003. We currently anticipate that product development expenses will be incurred at this higher level for the remainder of 2003 as we develop new audio products under license from others.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, professional services and consulting fees, and other general corporate expenses. General and administrative expenses decreased by 52%, to $485,399 for the three months ended June 30, 2003, as compared to $1,009,031 for the year earlier period. This decrease was primarily due to higher costs associated with the issuance of options and warrants to non-employees in the prior year second quarter, as well as higher consulting costs in the prior year quarter. The year earlier period reflected our use of options and share issuances to obtain services in the second quarter of 2002.

         Interest expense is primarily incurred on debentures and redeemable common stock. Interest income in the quarter ended June 30, 2002 was higher due to the funds received from the private placement. The net loss for the quarter ended June 30, 2003 of $772,423 was less than the net loss of $1,115,965 for the quarter ended March 31, 2002, as the result of the higher cost of sales and general and administrative expenses incurred in the year earlier quarter.

THE SIX MONTHS ENDED JUNE 30, 2003.

         Total revenues increased 5% ($50,054) to $1,138,607 for the six months ended June 30, 2003, as a 7% increase in sales of music products and increases in licensing revenue and royalties recognized on our videos were partially offset by a decrease in jewelry sales. Jewelry sales in the six months ended June 30, 2003 were 14% of product sales as compared to 25% of product sales in the year earlier period. It should be noted that there were no royalties on videos in the first quarter of 2002. Sales returns, discounts and allowances increased slightly in the current six month period due to the higher reserve rate. Net revenues increased 1% as compared to the second quarter of 2002, as the higher reserve for returns offset the increase in licensing and royalties.

         The cost of revenues for the six months ended June 30, 2003 were 61% of net revenues as compared to 71% in the same period in 2002. The prior year six month period reflects clearance and write off of old music and jewelry inventory and the charge to operations for promotional products. Both periods reflect the low level of revenues in relation to fixed operating costs.

         Sales and marketing expenses increased 135% to $458,249 for the six months ended June 30, 2003 as compared to $195,230 for the same period in 2002 as the result of personnel costs, and increased advertising and consulting expenses.

         Product development expenses increased by 44% to $264,834 in the first six months of 2003, as compared to $184,014 in the first six months of 2002 due to increased personnel costs and related expenses incurred in the development of new products. Expenditures for product development that were capitalized in the six months ending June 30, 2003 totaled $280,939.

         General and administrative expenses decreased by 39%, to $926,560 for the six months ended June 30, 2003, as compared to $1,508,036 for the year earlier period. This decrease was primarily due to higher costs associated with the issuance of options and warrants to non-employees in the prior year second quarter, as well as higher consulting costs in the prior year six month period.

         Interest income in the six months ended June 30, 2002 was higher due to the funds received from the private placement. The net loss for the six months ended June 30, 2003 of $1,252,009 was less than the net loss of $1,551,823 for the first six months of 2002 due to the higher cost of sales and higher general and administrative expenses of the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the six months ended June 30, 2003 was $983,922, primarily due to the net loss and increases in prepaid expenses and inventories. This was offset by an increase in accounts payable, depreciation and amortization, and stock option costs. In the six months ended June 30, 2002, net cash used in operations of $1,435,623 was primarily the result of the net loss, the reduction in accounts payable, and the increase in accounts receivable. These were offset by stock option costs, stock issued for services and the increase in deferred income.

         Net cash used in investing activities in the six months ended June 30, 2003 was $298,604, primarily as the result of the development of production masters. In the six months ended June 30, 2002, net cash used in investing activities was $369,227, as the result of the development of production masters and expenditures for property and equipment.

         Cash flows from financing activities of $1,219,920 and $2,999,206 in the six month periods ending June 30, 2003 and 2002, respectively, were primarily from the sale of our common stock.

         At June 30, 2003, we had cash balances of $683,387. In July and August 2003, we received an additional $370,540 from investors for the purchase of our common stock. We believe that these amounts will fund our operations through the third quarter of 2003, except for significant inventory purchases that we may have to pay for in advance. We purchase certain products occasionally in large quantities at favorable prices for shipment directly to our customers from a foreign manufacturer. These purchases require payment in advance. In order to fund these purchases, we have obtained an offer from a third party to factor our accounts receivable, which, if we are not able to find a similar offer at more economical terms, we intend to accept in August 2003. We anticipate that we may be operating profitably by September 2003 as the result of an increase in revenues from our new "Kid Genius", "Guess How Much I Love You(TM)", "BOZO the Clown", and other well known brand name products that we have obtained or expect to obtain a license for the audio rights to in the third quarter of 2003. No assurance can be made, however, that we will be operating profitably by September 2003, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

         Our "Kid Genius" audio products began selling in the second quarter of 2003, and our "Guess How Much I Love You(TM)" audio products will begin selling in the third quarter of 2003. We also intend to sell our "BOZO the Clown" videos and DVD's in the third quarter of 2003. The development of these well known brand name products has required significant funds in order to develop the music and artwork, as well as prepayments relating to the licensing rights and to purchase inventory. We intend to continue developing new audio products, and additional "BOZO the Clown" videos and DVD's and expect our development costs to be similar to the first six months of 2003 for the remainder of 2003. If we are operating profitably by September 2003, we will be able to fund this development from operations and the factoring of our receivables. No assurance can be made, however, that we will be operating profitably by September 2003, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control. If we do not reach profitability in the third quarter of 2003, it may be necessary to delay significant vendor payments or our product development, or offer discounts to major customers for faster payment of accounts receivable, or seek to obtain funds from additional investors through the sale of our common stock in order to fund our operations through the end of 2003.

         On June 12, 2003, we entered into a term sheet with Falcon Picture Group, LLC, for the distribution of a majority of its audio and video products, subject to the finalization of a definitive agreement. Under the intended agreement structure, we have committed to have Falcon digitally remaster 200 hours of classic movies and television programs at a cost of $350,000 which is payable in cash or stock. Additional hours will be billed at a reduced rate of $500 per hour. We plan to distribute these remastered classic movies and TV shows on DVD through our existing distribution network to major mass-market retailers.

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

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                               PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2003, we issued a total of 1,945,396 common shares. We issued (a) 1,747,320 unregistered shares at a price of $.70 per share for net proceeds of $1,215,921 in private placements, (b) 10,000 unregistered shares at a price of $.75 per share to an employee as compensation and (c) 188,706 shares at a price of $.70 per share for services. Of the shares issued for services, 173,773 unregistered shares were issued under
Section 4(2) of the Securities Act and the balance were registered on Form S-8 Statement No. 333-97769. The 1,757,320 unregistered shares were issued under Rule 506 of Regulation D of the Securities Act. Each private placement purchase included a warrant to purchase one share at an exercise price of $1.40 for each share purchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

             10.1 Form of Executive Stock Payment Agreement dated as of June 2, 2003, with Klaus Moeller, Michael Meader, Larry Balaban, Howard Balaban and Julie Ekelund for stock and warrants paid in lieu of $20,000 each of 2003 salary
             31.1       Certification of Chief Executive Officer pursuant to
                        Section 302(a) of the Sarbanes-Oxley Act
             31.2       Certification of Chief Financial Officer pursuant to
                        Section 302(a) of the Sarbanes-Oxley Act
             32.1       Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act
             32.2       Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act

         (b) REPORTS ON FORM 8-K

              We filed a Form 8-K on April 4, 2003 to disclose the issuance of a press release announcing our financial results for the year ended December 31, 2002.

              We filed a Form 8-K on May 20, 2003 to disclose the issuance of a press release announcing our financial results for the first quarter ended March 31, 2003.

              We filed a Form 8-K on June 30, 2003 to disclose the issuance of a press release announcing a licensing agreement with DK Publishing.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENIUS PRODUCTS, INC.,
                                   a Nevada Corporation

August 14, 2003                    By: /s/ Klaus Moeller
                                       ---------------------------------------
                                       Klaus Moeller, Chief Executive Officer,
                                       Chairman of the Board and Interim
                                       Chief Financial Officer