Form 10QSB
period 2003-09-30
GENIUS PRODUCTS INC
filed 2003-11-19
CIK 1098016

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------
                                   Form 10-QSB
                              --------------------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________


                        COMMISSION FILE NUMBER 000-27915


                              GENIUS PRODUCTS, INC.
           (Name of small business issuer as specified in its charter)

                 NEVADA                                         33-0852923
      (State or other jurisdiction                            (IRS Employer
    of incorporation or organization)                      Identification No.)


                         11250 EL CAMINO REAL, SUITE 100
                               SAN DIEGO, CA 92130
                    (Address of principal executive officers)

                                 (858) 793-8840
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 19,229,395 shares outstanding of the registrant's Common Stock as of November 17, 2003.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                GENIUS PRODUCTS, INC.

                                        INDEX
                                                                                 PAGE

PART I   Financial Information                                                    3

     Item 1  Financial Statements                                                 3

     Condensed Consolidated Balance Sheet at September 30, 2003 (unaudited)       3
     Condensed Consolidated Statements of Operations for the Three Months
         Ended September 30, 2003 and 2002 (unaudited)                            4
     Condensed Consolidated Statements of Operations for the Nine Months
         Ended September 30, 2003 and 2002 (unaudited)                            5
     Condensed Consolidated Statements of Cash Flow for the Nine Months
         Ended September 30, 2003 and 2002 (unaudited)                            6
     Notes to Condensed Consolidated Financial Statements (unaudited)             7

     Item 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            9

     Item 3  Controls and Procedures                                             12

PART II  Other Information

     Item 1  Legal Proceedings                                                   13

     Item 2  Changes in Securities and Use of Proceeds                           13

     Item 3  Defaults Upon Senior Securities                                     13

     Item 4  Submission of Matters to a Vote of Security Holders                 13

     Item 5  Other Information                                                   13

     Item 6  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                       15

                                          2

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)

                                                                            SEPTEMBER 30,
                                                                                2003
                                                                            -------------
ASSETS

Current assets
    Cash and equivalents                                                    $    131,563
    Accounts receivable, net of allowance for doubtful accounts and
        sales returns of $163,280                                                572,231
    Inventories                                                                  581,942
    Prepaid royalties                                                            328,338
    Prepaid expenses                                                             572,039
                                                                            -------------

             Total current assets                                              2,186,113

    Property and equipment, net of accumulated depreciation of $151,221          129,318
    Production masters, net of accumulated amortization of $291,523              996,189
    Patents and trademarks, net of accumulated amortization of $29,192            80,732
    Deposits and other                                                           136,138
                                                                            -------------

                                                                            $  3,528,490
                                                                            =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                        $    569,647
    Accrued payroll and related expenses                                          45,622
    Debentures payable                                                            50,750
    Accrued other expenses                                                       152,383
    Deferred Income - Advance royalties                                          483,804
                                                                            -------------

             Total current liabilities                                         1,302,206

    Redeemable common stock                                                      484,643

    Commitments and contingencies                                                     --

Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized:
        19,223,635 shares outstanding                                             19,224
    Additional paid-in capital                                                19,290,053
    Stock subscription receivable                                             (2,758,646)
    Accumulated deficit                                                      (14,808,990)
                                                                            -------------

             Total stockholders' equity                                        1,741,641
                                                                            -------------

                                                                            $  3,528,490
                                                                            =============

             The accompanying notes are an integral part of these statements.

                                            3

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           FOR THE THREE MONTHS ENDED

                                                          SEPTEMBER 30,
                                                      2003              2002
                                                 -------------     -------------

REVENUES

     Net revenues                                $    616,646      $    799,894
                                                 -------------     -------------

COSTS AND EXPENSES
     Cost of revenues                                 417,693           374,219
     Sales and marketing                              277,963           177,029
     Product development                              162,532           111,912
     General and administrative                       520,379           547,472
                                                 -------------     -------------

     Total costs and expenses                       1,378,567         1,210,632
                                                 -------------     -------------

     Loss from operations                            (761,921)         (410,738)

Interest income                                           784            38,677
Other income                                               93                --
Interest expense                                       (7,414)          (15,421)
                                                 -------------     -------------

     Loss before provision for income taxes          (768,458)         (387,482)

Provision for income taxes                                 --                --
                                                 -------------     -------------
     Net loss                                    $   (768,458)     $   (387,482)
                                                 =============     =============

Basic and diluted loss per common share:
     Net loss per share                          $      (0.04)     $      (0.03)
                                                 =============     =============

     Basic and diluted weighted average shares     18,625,061        15,340,752
                                                 =============     =============

        The accompanying notes are an integral part of these statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           FOR THE NINE MONTHS ENDED

                                                          SEPTEMBER 30,
                                                      2003              2002
                                                 -------------     -------------

REVENUES

     Net revenues                                $  1,634,027      $  1,810,421
                                                 -------------     -------------

COSTS AND EXPENSES
     Cost of revenues                               1,033,430         1,091,864
     Sales and marketing                              736,212           372,259
     Product development                              427,366           295,926
     General and administrative                     1,446,939         2,055,508
                                                 -------------     -------------

     Total costs and expenses                       3,643,947         3,815,557
                                                 -------------     -------------

     Loss from operations                          (2,009,920)       (2,005,136)

Interest income                                         2,753           105,205
Other income                                           10,479                --
Interest expense                                      (22,985)          (38,574)
                                                 -------------     -------------

     Loss before provision for income taxes        (2,019,673)       (1,938,505)

Provision for income taxes                                800               800
                                                 -------------     -------------

     Net loss                                    $ (2,020,473)     $ (1,939,305)
                                                 =============     =============

Basic and diluted loss per common share:
     Net loss per share                          $      (0.12)     $      (0.15)
                                                 =============     =============

     Basic and diluted weighted average shares     17,004,758        13,140,589
                                                 =============     =============

        The accompanying notes are an integral part of these statements.

                                      GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                            FOR THE NINE MONTHS ENDED

                                                                                             SEPTEMBER 30,
                                                                                         2003             2002
                                                                                     ------------     ------------
Cash flows from operating activities
     Net loss                                                                        $(2,020,473)     $(1,939,305)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                   224,274          145,837
         Allowance for doubtful accounts and sales returns                                93,280          (26,000)
         Common stock issued for services                                                162,500          233,584
         Stock options granted to non-employees for services                             280,945          566,536
         Stock issued for compensation                                                   100,000          210,000
              Stock issued for the remastering of movies on DVD                          350,000               --
         Interest expense on redeemable common stock                                      18,866           24,709
         Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                                            (378,786)        (853,395)
         Inventories                                                                    (321,683)        (113,730)
         Prepaid royalties                                                              (161,814)         (97,497)
         Prepaid expenses and deposits                                                  (520,729)         (14,344)
         Increase (decrease) in:
         Accounts payable                                                                337,575         (461,723)
         Deferred income                                                                  77,965          308,540
         Accrued payroll & related items                                                   1,463          (54,388)
         Accrued expenses                                                                131,311         (150,165)
                                                                                     ------------     ------------

     Net cash used by operating activities                                            (1,625,306)      (2,221,341)
                                                                                     ------------     ------------

Cash flows from investing activities
     Patents and trademarks                                                               (1,029)         (63,646)
     Development of production masters                                                  (673,927)        (279,346)
     Purchase of property and equipment                                                  (19,477)        (115,527)
                                                                                     ------------     ------------

     Net cash used in investing activities                                              (694,433)        (458,519)
                                                                                     ------------     ------------

Cash flows from financing activities
     Borrowings on notes payable                                                              --           62,506
     Proceeds from issuance of convertible debt                                               --           60,750
     Proceeds from issuance of common stock                                            1,705,309        3,264,084
                                                                                     ------------     ------------

     Net cash provided by financing activities                                         1,705,309        3,387,340
                                                                                     ------------     ------------

Net increase (decrease) in cash and equivalents                                         (614,430)         707,480

Cash and equivalents at beginning of period                                              745,993           27,998
                                                                                     ------------     ------------

Cash and equivalents at end of period                                                $   131,563      $   735,478
                                                                                     ============     ============
     Non-cash investing and financing activities:
         Payment of loans by issuance of common stock                                         --           62,506
         Production master acquired through the issuance of common stock                      --           73,600
         Common stock subscribed                                                              --          728,400
         Exercise of options with notes receivable                                            --        1,778,000
         Issuance of common stock for an option to acquire assets                        100,000               --
         Conversion of debenture to common stock                                          10,000               --
         Income Taxes Paid                                                                   800              800

                         The accompanying notes are an integral part of these statements.

                                                        6

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003


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

NOTE B:  COMMON STOCK

         During the three months ended September 30, 2003, we issued a total of 1,346,736 common shares. We issued (a) 689,179 unregistered shares at a price of $.70 per share for net proceeds of $429,360 in private placements, (b) 142,860 unregistered shares at a price of $.70 per share to five officers as compensation in lieu of salary, (c) 10,775 registered shares for services at a price per share of $1.08 for 3,718 shares, $1.12 for 3,557 shares and $1.14 for 3,500 shares, (d) 83,000 registered shares for the exercise of options at a price per share of $.63 for 61,000 shares and $.80 for 22,000 shares, (e) 350,000 unregistered shares at a price of $1.00 per share as an advance against the cost of remastering movies on DVD per a contract with Falcon Picture Group, a company that licenses radio and television programs and movies to us, and (f) 70,922 unregistered shares at a price $1.41 per share for an option to acquire certain assets of Falcon Picture Group. The shares issued for services were registered on Form S-8 Registration Statement No. 333-97769. The shares issued for the exercise of options were registered on Form S-8 Registration Statement No. 333-37914. The 1,252,961 unregistered shares were issued under Rule 506 of Regulation D of the Securities Act. Each private placement purchase included a five-year warrant to purchase one share at an exercise price of $1.40 for each share purchased.

NOTE C:  OFFICER'S COMPENSATION

         On June 2, 2003, five officers agreed to accept an aggregate of 140,865 unregistered shares at a price of $.70 per share as payment of $100,000 of 2003 salary to be paid pro rata over the remainder of 2003. Each officer was also issued one five-year warrant to purchase 28,173 shares at an exercise price of $1.40. The pricing of shares and warrants issued in lieu of salary was based upon the pricing of common stock and warrants issued to third parties in our most recent private placement. The shares were issued in July 2003. The shares and warrants will vest as the salary is earned over the remainder of 2003.

NOTE D:  STOCK-BASED COMPENSATION

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


NOTE D:  STOCK-BASED COMPENSATION (continued)

         Pro forma adjustments to our consolidated net loss and loss per share are as follows:

                                                                      For the Quarter Ended
                                                                  -----------------------------
                                                                           September 30,
                                                                       2003             2002
                                                                  ------------     ------------
Net Loss as reported                                              $  (768,458)     $  (387,482)

Basic and diluted net loss per common share as reported           $      (.04)     $      (.03)
                                                                  ============     ============
Less: Total stock-based compensation expense determined under
    the fair value based method for all awards                        (84,953)        (349,384)
                                                                  ------------     ------------

Pro forma net loss                                                $  (853,411)     $  (736,866)
                                                                  ============     ============

Pro forma basic and diluted net loss per common share             $      (.05)     $      (.05)
                                                                  ============     ============


                                                                    For the Nine Months Ended
                                                                  -----------------------------
                                                                           September 30,
                                                                       2003             2002
                                                                  ------------     ------------

Net Loss as reported                                              $(2,020,473)     $(1,939,305)

Basic and diluted net loss per common share as reported           $      (.12)     $      (.15)
                                                                  ============     ============
Less: Total stock-based compensation expense determined under
    the fair value based method for all awards                       (113,082)        (965,384)
                                                                  ------------     ------------

Pro forma net loss                                                $(2,133,555)     $(2,904,689)
                                                                  ============     ============

Pro forma basic and diluted net loss per common share             $      (.13)     $      (.22)
                                                                  ============     ============

NOTE E:  FALCON PICTURE GROUP

         On September 8, 2003, we entered into a license agreement with Falcon Picture Group, LLC ("Falcon"), for the exclusive rights to distribute a majority of its audio and video products, including AMC(TM) branded DVD movie and television collections, in the U.S. and Canada. Carl Amari is the Chief Executive Officer, Manager and 75% owner of Falcon and was appointed to our Board of Directors on October 20, 2003. Our agreement with Falcon expires on July 1, 2006, with an automatic renewal for an additional three years if both parties are fulfilling their obligations under the agreement, and calls for a royalty to be paid quarterly on net receipts of the licensed products. We have committed to pay a minimum annual royalty of $240,000 and to have Falcon digitally remaster for DVD distribution a minimum of 100 hours of classic movies and television programs per year at a cost of $350,000 for the first 150 hours of programming (payable in cash or stock). Additional hours of remastered programming will cost $2,500 per hour. 350,000 shares of common stock at a price of $1.00 per share were issued as an advance against the remastering costs. These shares may be sold by Falcon in order to fund these costs at the time the SB-2 Registration Statement in which the shares are being registered becomes effective. At September 30, the $350,000 is included in prepaid expenses.

         In addition, the agreement called for the issuance of $100,000 worth of shares for an option to acquire certain assets of Falcon for $3,600,000 (payable in cash or stock or a combination of cash and stock) during the first three years of the agreement. As a result, 70,922 shares were issued in September 2003 at a price of $1.41 per share, and the $100,000 option to acquire is included in deposits and other at September 30, 2003. The market value of the shares issued was based upon the average of the closing market price of the common stock as of September 8, 2003, the execution date of the agreement, and July 1, 2003, the effective date of the agreement, as per the terms of the agreement. We also license BOZO the Clown(TM) television shows for distribution on video and DVD from Falcon under the terms of a separate licensing agreement.

NOTE F:  SUBSEQUENT EVENT

         In October and November 2003, we received a total of $925,000 from private lenders from the issuance of secured notes payable. The notes are due on December 31, 2004, carry interest at 10.5%, and include a warrant to purchase one share of our common stock at an exercise price of $1.00 and one share of our common stock at an exercise price of $3.00 for each $1.00 loaned. The notes are secured by our interest in twelve of our digitally remastered classic movie masters.

         At the October 13, 2003, meeting of our Board of the Directors, the resignations from the Board of David Anderson and Richard Bermingham were accepted. On October 20, 2003, Carl Amari was appointed to the Board of Directors. Carl Amari is the Chief Executive Officer, Manager and 75% owner of Falcon Picture Group with whom we executed the licensing agreements described in Note E above.

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

         Prior to the third quarter of 2003, net revenues were comprised of Baby Genius(TM) and Kid Genius(TM) music product sales directly to mass retailers, distributors and independent retailers, sales of jewelry to retailers, licensing revenue related to licensing the Baby Genius trademark and royalties related to the distribution of our line of videos through our agreement with Warner Home Video. In an effort to expand the sales of our product line through our distribution network, we have entered into agreements in 2003 to manufacture and sell music products under license from various children's books ("licensed music"), BOZO the Clown television shows on video and DVD, and AMC classic movies and television shows which have been remastered for sale on DVD, and classic radio programs.

         We expect these new DVD and licensed music products, along with our existing Baby Genius and Kid Genius music products, to provide most of our revenues in the fourth quarter of 2003 and in 2004. Jewelry revenues have declined in 2003 (7% of net revenues for the current quarter and 11% for the nine month period) as our main jewelry customer has only ordered infrequently, and although we may continue to sell jewelry in the future, we expect to focus our efforts on selling other products and anticipate that jewelry will not be a significant contributor to our net revenues. Licensing revenues have been less than 10% of net revenues in 2003, and are also not expected to be a significant contributor to net revenues in the future. Royalties related to the distribution of our videos by Warner Home Video have been less than anticipated, as the sales of Baby Genius videos and DVDs by Warner Home Video have not reached the levels that were forecasted. We do not expect these royalties to be a significant contributor to net revenues in the future.

         We experienced delays in the signing of agreements for our new products, and in getting timely design approvals in order to start manufacturing. We also experienced delays in our internal product development and some difficulties in manufacturing the products. As a result of these delays, we only began receiving orders and shipping the new products in September 2003. The licensed music that was shipped in the third quarter was Guess How Much I Love You(TM) and Rainbow Fish(TM). We also shipped BOZO the Clown television shows on video and DVD, and the first DVD sets of movies under the title AMC Monsterfest(TM). Three additional titles of licensed music were also ordered in the third quarter and began shipping in October 2003. These licensed music products are Curious George(TM), Paddington Bear(TM) and Raggedy

Ann and Andy(TM). The second set of six 2-DVD movie collections entitled AMC Movie Classics(TM) were also ordered by one of our primary distributors in the third quarter of 2003 and began shipping in November 2003.

         We do not report our different products as segments because we do not allocate our resources between products and measure performance by product, and we do not maintain discrete financial information concerning each of them. Our chief operating decision maker receives financial information taken as a whole. Due to our size and limited resources, our sales and marketing and product development efforts are performed by the same personnel working on all of the different products and our warehousing costs also are for all products.

         THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

         Net revenues decreased 23% ($183,248) to $616,646 for the three months ended September 30, 2003, as compared to the same period in 2002. The current quarter net revenues were affected by delays in the development, timely approval of designs and shipment of new products as noted above. Additionally, orders shipped to a major customer in the third quarter of 2002 that accounted for approximately $340,000 in net sales were not repeated in the current quarter and were only partly offset by the net revenues from new product shipments. The same customer placed test orders for new products in the current quarter, but the tests to determine possible future orders will not be completed until the end of the fourth quarter of 2003.

         The cost of revenues for the three months ended September 30, 2003 were 68% of net revenues as compared to 47% in the same quarter in 2002. The cost of revenues in the current quarter reflects rework charges of $28,000 that occurred due to manufacturing errors, and the lower margins on the AMC movies and BOZO(TM) products due to the royalties we are required to pay on them. The cost of revenues for the quarter ended September 30, 2002 also reflects the higher margin we were able to obtain on the manufacturing of the order for the major customer noted above.

         Sales and marketing expenses increased by 57% ($100,934) in the three months ended September 30, 2003 as compared to the same quarter in 2002. This increase is due to the hiring of additional sales personnel, and increased advertising expenses.

         Product development expenses increased by 45% ($50,620) in the third quarter of 2003, as compared to the quarter ended September 30, 2002. This increase is due to higher personnel and consulting costs due to the increased product development in 2003, and increased amortization of production master costs as the new products began shipping. We anticipate that product development expenses will be incurred at this higher level for the remainder of 2003 as we continue to develop new audio products under license from others.

         General and administrative expenses decreased by 5% ($27,093) in the three months ended September 30, 2003, as compared to the year earlier quarter. This decrease was primarily due to higher costs associated with the issuance of options and warrants to non-employees in the prior year third quarter.

         The net loss for the quarter ended September 30, 2003 of $768,458 was greater than the net loss of $387,482 for the quarter ended September 30, 2002, as the result of the lower net revenues and higher cost of sales and operating expenses incurred in the current year quarter.

         THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

         Net revenues decreased 10% ($176,394) to $1,634,027 for the nine months ended September 30, 2003. Jewelry sales in the nine months ended September 30, 2003 were 11% ($176,000) of net revenues as compared to 24% ($428,000) in the same period in 2002. This reduction in jewelry sales of approximately $250,000 was the primary reason for the decrease in net revenues between the periods.

         The cost of revenues for the nine months ended September 30, 2003 were 63% of net revenues as compared to 60% in the same nine month period in 2002. The rework charges and lower margins on certain new products, as well as the higher margin on a large sale in the prior year, as noted above, all contributed to the current year margin being lower. Both periods reflect the low level of revenues in relation to fixed warehousing costs.

         Sales and marketing expenses increased 98% ($363,953) for the nine months ended September 30, 2003, as compared to the same period in 2002 as the result of the hiring of additional personnel, and increased advertising and consulting expenses. Sales activities for the first nine months of 2003 focused on the further development of our distribution network with both distributors and major retail customers on a direct basis. As a result of these efforts and our new product offerings, we have significantly expanded our distribution network.

         Product development expenses increased by 44% ($131,440) in the first nine months of 2003, as compared to the first nine months of 2002 due to increased personnel and consulting costs and related expenses incurred in the development of new products. Expenditures for the development of production masters in the nine months ending September 30, 2003 totaled $673,927.

         General and administrative expenses decreased by 30% ($608,569) for the nine months ended September 30, 2003, as compared to the year earlier period. This decrease was primarily due to higher costs associated with the issuance of options and warrants to non-employees in the prior year, as well as higher consulting costs in the prior year nine month period.

         Interest income in the nine months ended September 30, 2002 was higher due to the interest earned on funds received from the private placement in 2002. The net loss for the nine months ended September 30, 2003 of $2,020,473 was greater than the net loss of $1,939,305 for the first nine months of 2002 due to the lower net revenues in the current year period, which were partially offset by the net reduction in operating expenses as compared to the prior year period, and the higher interest income in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the nine months ended September 30, 2003 was $1,625,306, primarily due to the net loss and increases in prepaid expenses, accounts receivable and inventories. This was partially offset by an increase in accounts payable, stock issued for remastering costs, and stock option costs for non-employee services. In the nine months ended September 30, 2002, net cash used in operations of $2,221,341 was primarily the result of the net loss, and increases in accounts receivable and accounts payable. These were offset by stock option costs for non-employee services, the increase in deferred income and common stock issued for services and compensation.

         Net cash used in investing activities in the nine months ended September 30, 2003 was $694,433, primarily as the result of the development of production masters. In the nine months ended September 30, 2002, net cash used in investing activities was $458,519, as the result of the development of production masters and expenditures for property and equipment.

         Cash flows from financing activities of $1,705,309 and $3,387,340 in the nine month periods ending September 30, 2003 and 2002, respectively, were primarily from the sale of our common stock.

         At September 30, 2003, we had cash balances of $131,563. In October and November 2003, we received an additional $925,000 from private lenders for the issuance of notes payable as described in Note F to these financial statements. We believe that these amounts, when combined with our accounts receivable from shipments in September through early November, will fund our operations through the first quarter of 2004; however, no assurance can be made that we will be timely paid or that other expenses will not create cash needs which are greater than our ability to pay. Trade accounts receivable at November 14, 2003, were approximately $900,000, and were due in the period November 2003 through early February 2004. However, if we continue to incur net losses in the fourth quarter of 2003 and the first quarter of 2004 as we have in the first nine months of 2003, it may be necessary to delay significant vendor payments or the expenditures for our product development, or offer discounts to major customers for faster payment of accounts receivable, or seek to obtain funds from additional investors through the sale of our common stock in order to fund our operations through the end of the first quarter of 2004. Although we believe that our expanded product line offers us an opportunity for significantly improved operating results in the first quarter of 2004, no assurance can be made that we will operate on a profitable basis in the first quarter of 2004, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

ITEM 3.  CONTROLS AND PROCEDURES

         Genius Products, Inc. carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Genius Products, Inc.'s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2003, Genius Products, Inc.'s disclosure controls and procedures are effective in timely alerting him to material information relating to Genius Products, Inc. required to be included in our periodic filings with the Securities and Exchange Commission.

         In the third quarter of 2003, there were no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the date of their most recent evaluation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2003, we issued a total of 1,346,736 common shares. We issued (a) 689,179 unregistered shares at a price of $.70 per share for net proceeds of $429,360 in private placements, (b) 142,860 unregistered shares at a price of $.70 per share to five officers as compensation in lieu of salary, (c) 10,775 registered shares for services at a price per share of $1.08 for 3,718 shares, $1.12 for 3,557 shares and $1.14 for 3,500 shares, (d) 83,000 shares for the exercise of options at a price per share of $.63 for 61,000 shares and $.80 for 22,000 shares, (e) 350,000 unregistered shares at a price of $1.00 per share as an advance against the cost of remastering movies on DVD per a contract with Falcon Picture Group, a company that licenses radio and television programs and movies to us, and (f) 70,922 unregistered shares at a price $1.41 per share for an option to acquire certain assets of Falcon Picture Group. The shares issued for services were registered on Form S-8 Registration Statement No. 333-97769. The shares issued for the exercise of options were registered on Form S-8 Registration Statement No. 333-37914. The 1,252,961 unregistered shares were issued under Rule 506 of Regulation D of the Securities Act. Each private placement purchase included a five-year warrant to purchase one share at an exercise price of $1.40 for each share purchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of shareholders was held on July 7, 2003. Of the 16,305,497 shares eligible to vote, 11,406,638 appeared by proxy and established a quorum for the meeting. The following items were approved by a majority of the shareholders:

                              VOTES FOR       VOTES AGAINST         VOTES WITHHELD          NOT VOTED
1.  Election of Directors
     Klaus Moeller              11,392,745           3,000                  10,893                 0
     David Anderson             11,395,745             0                    10,893                 0
     Margaret Loesch            11,395,745             0                    10,893                 0
     Richard Bermingham         11,395,745             0                    10,893                 0
     Nancy Evensen              11,395,745             0                    10,893                 0
     Larry Balaban              11,392,745           3,000                  10,893                 0

2.  Authorization of the 2003 Stock Option Plan
                                8,285,280           458,816                 24,500             2,638,042

3.  Ratification of Selection of Cacciamatta Accountancy Corporation to Serve as
    Auditors for Fiscal Year Ending December 31, 2003
                                11,377,508           10,005                 19,125                 0

ITEM 5.  OTHER INFORMATION

         On September 8, 2003, we entered into a license agreement with Falcon Picture Group, LLC ("Falcon"), for the exclusive rights to distribute a majority of its audio and video products, including AMC(TM) branded DVD movie and television collections, in the U.S. and Canada. Carl Amari is the Chief Executive Officer, Manager and 75% owner of Falcon and was appointed to our Board of Directors on October 20, 2003. Our agreement with Falcon expires on

July 1, 2006, with an automatic renewal for an additional three years if both parties are fulfilling their obligations under the agreement, and calls for a royalty to be paid quarterly on net receipts of the licensed products. We have committed to pay a minimum annual royalty of $240,000 and to have Falcon digitally remaster for DVD distribution a minimum of 100 hours of classic movies and television programs per year at a cost of $350,000 for the first 150 hours of programming (payable in cash or stock). Additional hours of remastered programming will cost $2,500 per hour. 350,000 shares of common stock at a price of $1.00 per share were issued as an advance against the remastering costs. These shares may be sold by Falcon in order to fund these costs at the time the SB-2 Registration Statement in which the shares are being registered becomes effective. At September 30, the $350,000 is included in prepaid expenses.

         In addition, the agreement called for the issuance of $100,000 worth of shares for an option to acquire certain assets of Falcon for $3,600,000 (payable in cash or stock or a combination of cash and stock) during the first three years of the agreement. As a result, 70,922 shares were issued in September 2003 at a price of $1.41 per share, and the $100,000 option to acquire is included in deposits and other at September 30, 2003. The market value of the shares issued was based upon the average of the closing market price of the common stock as of September 8, 2003, the execution date of the agreement, and July 1, 2003, the effective date of the agreement, as per the terms of the agreement. We also license BOZO the Clown(TM) television shows for distribution on video and DVD from Falcon under the terms of a separate licensing agreement.

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

                  31.1     Certification of Chief Executive Officer pursuant to
                           Section 302(a) of the Sarbanes-Oxley Act

                  31.2     Certification of Chief Financial Officer pursuant to
                           Section 302(a) of the Sarbanes-Oxley Act

                  32.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act

                  32.2     Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act

         (b) REPORTS ON FORM 8-K

                  We filed a Form 8-K on August 7, 2003 to disclose the issuance of a press release announcing a music license for Curious George.

                  We filed a Form 8-K on August 19, 2003 to disclose the issuance of a press release announcing our financial results for the second quarter ended June 30, 2003.

                  We filed a Form 8-K on August 19, 2003 to disclose the issuance of a press release announcing a music license for Raggedy Ann and Andy.

                  We filed a Form 8-K on September 29, 2003 to disclose the issuance of a press release announcing our 2004 strategy and forecast.

                  We filed a Form 8-K on October 28, 2003 to disclose the issuance of two press releases. The first announced a change in our Board of Directors upon the resignation of David Anderson and Richard Bermingham and the appointment of Carl Amari. The second announced a music license for Rainbow Fish.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2003                   GENIUS PRODUCTS, INC.,
                                    a Nevada Corporation


                                    By:  /s/ Klaus Moeller
                                         ---------------------------------------
                                         Klaus Moeller, Chief Executive Officer,
                                         Chairman of the Board and Interim
                                         Chief Financial Officer