Form 10KSB
period 2003-12-31
GENIUS PRODUCTS INC
filed 2004-03-30
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003

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

          740 LOMAS SANTA FE, SUITE 210, SOLANA BEACH, CALIFORNIA 92075
               (Address of principal executive offices) (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Net revenues for fiscal year 2003 were $3,068,506.

         The aggregate market value of voting stock held by non-affiliates of the registrant was $42,957,308 as of March 26, 2004 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

         There were 24,725,525 shares outstanding of the registrant's Common Stock as of March 26, 2004.

         Transitional small business disclosure format (check one):
Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A are incorporated by reference. With the exception of those portions that are specifically incorporated by reference in the Form 10-KSB Annual Report, the Proxy Statement for the 2004 Annual Meeting is not deemed to be filed as a part of this Report.

         Specified exhibits are listed in Part III of this report at page 21.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS...........................................1

ITEM 2.      DESCRIPTION OF PROPERTY..........................................12

ITEM 3.      LEGAL PROCEEDINGS................................................12

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............13

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........14

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................15

ITEM 7.      FINANCIAL STATEMENTS.............................................19

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................20

ITEM 8A.     CONTROLS AND PROCEDURES..........................................20

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................20

ITEM 10.     EXECUTIVE COMPENSATION...........................................20

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS..................................20

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................20

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.................................21

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................25

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Genius Products, Inc., is a family-entertainment company that produces, publishes and distributes digital video discs ("DVDs"), videos ("VHS") and compact discs ("CDs"). Our products are sold at retail outlets nationwide, either through the distributors we sell to or retailers we sell to directly. We also sell our products through various websites on the Internet, including our own, www.geniusproducts.com. We market both proprietary and licensed brand products.

         Our corporate mission is: "TO BECOME A LEADING PROVIDER OF FAMILY ENTERTAINMENT FOCUSED ON CREATING, DEVELOPING AND ACQUIRING HIGH-QUALITY PRODUCTS AND BRINGING THEM TO THE CONSUMER AT AFFORDABLE PRICES."

         We currently own or have the rights to publish DVDs, VHS and audio CDs under the following trademarked brands:


PROPRIETARY DVD/VHS              PROPRIETARY MUSIC         LICENSED MUSIC                       OTHER/GIFT
-------------------------------- ------------------------- ------------------------------------ -------------------
Baby Genius                      Baby Genius               Beatrix Potter                       Zoo Babies
Kid Genius                       Kid Genius                Guess How Much I Love You            Gift Sets
Genius Entertainment             Wee Worship               Curious George
                                 Tranquility               Spot the Dog
                                                           Raggedy Ann & Andy
LICENSED DVD/VHS                                           Paddington Bear
--------------------------------
TV Guide                                                   Rainbow Fish
AMC Movies                                                 The Snowman
AMC TV for Movie People                                    Little Tikes
AMC Monsterfest                                            Tonka
BOZO the Clown                                             My Little Pony

         We intend to continue to explore opportunities to develop additional licensed properties that build upon our family entertainment mission.

REVENUE SOURCES

         Our business model includes revenues from four sources:

         1.       Sales of our branded proprietary and licensed DVDs and VHS;
         2. Sales of our branded proprietary and licensed music audio CDs and cassettes;
         3.       Sales of non-branded DVDs; and
         4.       Sales of Zoo Babies and gift sets.

CORPORATE STRUCTURE

         We were incorporated in the State of Nevada on January 6, 1996 under the name Salutations, Inc. ("Salutations"). In September 1997, Salutations acquired all of the outstanding shares of a company called International Trade and Manufacturing Corporation ("ITM"), a Nevada corporation founded in 1992. At the time of the acquisition, Salutations was a public company with shares quoted on the Over the Counter Bulletin Board ("OTCBB"). Immediately after the acquisition, Salutations assumed all of the operations and businesses of ITM and changed its name to International Trading and Manufacturing Corporation ("ITMC"). The original business of ITM/ITMC involved the design, development and distribution of semi-precious and precious gemstone and costume jewelry. In October 1999, we changed our name again from International Trading and Manufacturing Corporation to Genius Products, Inc., to reflect our primary business of producing, publishing and distributing children's audio and video products. We have evolved the business since then, adding family entertainment product to the mix.

DVD AND VHS PRODUCTS

         The DVD market is a fast growing entertainment format.
From 2002 to 2003, consumers increased their spending on DVDs by 40% with revenue from the purchase and rental of DVDs increasing to $16.3 billion in 2003. From 2002 to 2003, the overall home video market (VHS and DVD) increased 9.3% to $22.2 billion.

         Genius Products has made the strategic decision to try to become a more significant participant in the DVD marketplace. We intend to continue to expend additional resources on product development. Through an agreement with Falcon Picture Group, LLC ("Falcon"), we have access to over 10,000 classic public domain movies and television shows, and are digitally remastering selected shows and enhancing their sound. We also sublicense the TV Guide(TM) and AMC(TM) (American Movie Classics(TM)) brand names through our Falcon agreement. We plan to distribute these AMC and TV Guide branded digitally remastered classic movies and television programs on DVD and radio programs with other brand names on CD through our existing distribution network to major mass-market retailers.

         On September 8, 2003, we entered into a license agreement with Falcon for the exclusive rights to distribute a majority of its audio and video products, including AMC branded DVD movie and television collections, in the U.S. and Canada. This agreement expires on July 1, 2006, with an automatic renewal for an additional three years if both parties are fulfilling their obligations under the agreement, and calls for a royalty to be paid to Falcon on the sales of the video and audio products. We have committed to pay a minimum annual royalty of $240,000. Falcon assists us in compiling what we believe to be commercially appealing DVD sets and digitally remasters a minimum of 100 hours of classic movies and television programs per year at a one-time cost of $300,000 for the first 100 hours of programming provided. For the remainder of the agreement, the next 50 hours of remastered programming we receive will cost $500 per hour. Additional hours of remastered branded programming will cost $2,500 per hour. Additional hours of remastered non-branded programming will cost $500 per hour.

         The agreement also provides us with a three-year option to acquire Falcon's assets for $3,600,000 (payable in cash or stock or a combination of cash and stock). As consideration for the issuance of the option, we issued to Falcon 70,922 shares of our common stock, with a market value of approximately $100,000 based on the average of the closing market price of the common stock as of September 8, 2003, the date of issuance of such shares, and July 1, 2003, the effective date of the agreement, as per the terms of the agreement relating to the valuation of these shares. The specific assets and liabilities of Falcon that we may decide to acquire under this option will be negotiated by the parties at the time the acquisition is considered. BOZO(TM) television shows are licensed to us by Falcon under a separate agreement.

         AMC is a 24-hour, movie-based network which reaches over 85 million homes. AMC is devoted to showcasing and preserving the world of classic TV programs and films. In October 2003, under the Falcon agreement, we started releasing classic movies and television shows under three AMC brands: AMC Movies(TM), AMC Monsterfest(TM) and AMC TV for Movie People(TM).

         TV Guide has an estimated audience of approximately 100 million (including all of its various media outlets) for its entertainment information and guidance. Working with TV Guide, we plan to release "TV Guide Selects" classic television programming on DVD in the fall of 2004.

         Baby Genius videos were introduced in 1999. They feature real life and animated images and are accompanied by classical music. There are seven Baby Genius videos and DVDs in our current video library. All seven Baby Genius videos have won the Film Advisory Board's Award of Excellence and are endorsed by Kid's First! For the Coalition for Quality Children's Media. In addition, our video "The Four Seasons" won the Kid's First! Video of the Year for 2001, and our "A Trip to the San Diego Zoo" video won Parenting Magazine's Video of the Year Award for 2002. Baby Genius videos and DVDs have been distributed by Warner Home Video from 2002 until the termination of our agreement with Warner Home Video in the first quarter of 2004. As we have increased our presence in the DVD marketplace, we developed the ability to self-distribute our DVD content. As a result, we will begin self-distributing our regained line of videos and DVDs in 2004. We intend to continue to develop and release new titles in the infant and children's DVD business under the names Baby Genius and Kid Genius.

         In November 2002, we entered into an exclusive worldwide agreement to distribute the classic live action "BOZO the Clown" television shows on VHS and DVD. We digitally remaster the shows and create 3-D animation to enhance them. The first two BOZO videos and DVDs were introduced to the marketplace in 2003.

PROPRIETARY MUSIC

         In September 1998, we developed a line of classical music CDs and cassettes for children under the Baby Genius brand name. Certain published reports at the time indicated that classical music could play an important positive role in a child's mental development. We publish, distribute and license a line of musical CDs under the Baby Genius brand name which come in three series: Classical, Instrumental and Vocal. We currently have 23 titles in our Baby Genius music catalog. The CDs are sold individually and in three packs. They are endorsed by Public Radio Music Source and Minnesota Public Radio ("MPR"), a subsidiary of Minnesota Communications Group ("MCG"). MCG funded a portion of the Baby Genius development costs and has been instrumental in assisting us to obtain classical music licenses. MPR and MCG are both current shareholders and continue to work with us on music licensing and production.

         In 2003, we introduced the first two Kid Genius titles. While Baby Genius products are developed for children up to the age of three, Kid Genius music is targeted for children ages three to seven. Future releases are currently under consideration.

LICENSED MUSIC

         We have focused on developing, producing and acquiring the music rights to quality children's entertainment and toy brands. In addition to developing our own Genius brand name products, we are seeking licenses for the audio and/or video rights for established third-party properties. In this regard, we have identified high-quality brands that have not licensed their music rights. We have successfully introduced seven licensed music properties in 2003, which are Guess How Much I Love You(TM), Rainbow Fish(TM), Curious George(TM), Paddington Bear(TM), Raggedy Ann and Andy(TM), The Snowman(TM) and Spot(TM), with more new titles slated for 2004. We intend to continue to seek to license additional properties in the future.

OTHER PRODUCTS

         We are developing other music-based products and gift sets that we expect to market to our existing retail customers. These products utilize our ability to create and provide quality music-based products through our existing distribution channels.

         Zoo Babies are collectible plush animals on pillows. We have designed 25 styles of Zoo Babies and plan to launch six styles in the fall of 2004 through our existing distribution channels.

         We have created a line of gift sets that includes audio CDs and a value-added item such as a picture frame or gift cards, ornaments or plush toys.

DISTRIBUTION

         We utilize a distribution facility located centrally in Atlantic, Iowa. We sell our products directly to retailers and through key select distribution companies. Genius Products has relationships with retailers nationwide and is a direct supplier to nearly every major retailer or major distributor that carries video and/or music products. We have distribution in approximately 10,000 retail locations. Our products can be found at retail outlets nationwide, including mass retail stores such as Target, Wal-Mart, Kmart, Meijers, ShopKo, Costco and Sam's Club; children's toy stores such as Toys R us and Babies R Us; music and video stores such as Best Buy and Sam Goody; bookstores such as Borders and other non-traditional outlets.

         We have entered into distribution agreements with companies located in the United States, Canada, the Philippines, Singapore, Hong Kong, Argentina and Chile, and with the Australian Broadcasting Corporation in Australia and New Zealand. In each of these instances, we receive licensing fees for the licensed products that are produced and sold by the licensees. These products include Baby Genius music products and videos in certain countries and products developed by the licensees for sale that utilize Genius Products brand names and marks. While we hope to enter into relationships with other international distributors, there can be no assurance that we will do so or, if we do enter into any such relationships, that they will be profitable.

MARKETING AND SALES

         Our marketing and sales strategies are designed to build up the Genius brand name for the retail, Internet and licensing components of our business. We use what we consider to be innovative and relatively low-cost marketing techniques, including public relations, in-store advertising programs and cross-marketing with customers of our strategic partners which are useful for marketing purposes but do not generate revenues directly. We continue to exhibit our products at select industry trade shows. Our new products are marketed to our existing mass-market retail customers through our existing distribution channels.

         We own the majority of our vocal and instrumental music content. Genius Products has built a considerable catalog of royalty-free children's music that allows us to use low-cost music for most of our audio products.

THIRD-PARTY LICENSES

         We license our classical music from Naxos of America, Inc. ("Naxos"). The various license agreements we have with Naxos terminate upon the expiration of the copyright of the music that is held by Naxos, or upon our discontinuation of the product line. We also pay royalties to other parties for selected songs that were chosen for inclusion in the Baby Genius product line.

         During 2002, as discussed above, we obtained an exclusive worldwide agreement to distribute the original BOZO the Clown television shows on video and DVD. This distribution agreement calls for a distribution fee and a royalty to be paid on the sales of videos and DVDs. In September 2003, we entered into a license agreement for the exclusive right to distribute a majority of Falcon Picture Group's audio and video products, including AMC branded DVD movie and television collections, in the U.S. and Canada. This license agreement calls for a royalty to be paid on the sales of the video and audio products.

         Also as discussed above, we have entered into licensing agreements to develop, manufacture and distribute music CDs in association with the books Guess How Much I Love You(TM), Rainbow Fish(TM), Curious George(TM), Paddington Bear(TM), Raggedy Ann and Andy(TM), The Snowman(TM), Spot(TM), Beatrix Potter(TM), My Little Pony(TM), Little Tikes(TM) and Tonka(TM). These agreements call for a royalty to be paid on all related music sales. Ownership of the music we create for these products becomes the property of the licensor.

COPYRIGHTS, TRADEMARKS AND LICENSES

         We have applied for trademarks under the Baby Genius, Kid Genius and other Genius names across a range of product categories. As of March 26, 2004, the status of our United States Trademark Applications are as follows:

--------------------------------------------------------------------------------------------------------------------

MARK                           REGISTERED                   ALLOWED                     PENDING
--------------------------------------------------------------------------------------------------------------------
Wee Worship                                                                             Music
                                                                                        Printed Matter
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
--------------------------------------------------------------------------------------------------------------------
Wee Sing                                                                                Music
--------------------------------------------------------------------------------------------------------------------
Hollywood Classics                                                                      DVDs and Video Tapes
--------------------------------------------------------------------------------------------------------------------
Genius Entertainment                                                                    DVDs and Video Tapes
Hollywood Classics
--------------------------------------------------------------------------------------------------------------------

                                       4






--------------------------------------------------------------------------------------------------------------------

MARK                           REGISTERED                   ALLOWED                     PENDING
--------------------------------------------------------------------------------------------------------------------

Baby Genius                    Music                        Cartoon characters         Television Shows; Motion
                               Books                                                   Pictures; and Live
                               Clothing                                                Performances by Costumed
                               Toys                                                    Characters
                               Baby bottles
                               Infant Cradles
                               Bassinets
                               Bedroom Furniture
                               Highchairs
                               Furniture Toy Boxes
                               Playpens
                               Infant Walkers
                               Sleeping Bags
                               Pillows
--------------------------------------------------------------------------------------------------------------------

Kid Genius                     Music                                                    Television Shows; Motion
                               Books                                                    Pictures; and Live
                               Clothing                                                 Performances by Costumed
                               Toys                                                     Characters
--------------------------------------------------------------------------------------------------------------------

Child Genius                   Music
                               Books
                               Clothing
                               Toys
--------------------------------------------------------------------------------------------------------------------

Little Genius                  Music
                               Books
                               Clothing
                               Toys
--------------------------------------------------------------------------------------------------------------------

Parent Genius                                                                           Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
--------------------------------------------------------------------------------------------------------------------

Got Baby                                                    Advertising
--------------------------------------------------------------------------------------------------------------------

Genius Gear                                                 Clothing
--------------------------------------------------------------------------------------------------------------------

Genius Products                Wholesale and retail
                               services for general
                               merchandise, and
                               advertising.
--------------------------------------------------------------------------------------------------------------------

Genius Entertainment                                        Music
                                                            DVDs and Video Tapes
--------------------------------------------------------------------------------------------------------------------

DJ the Dinosaur                Music                        Books

                               Toys                         Clothing
--------------------------------------------------------------------------------------------------------------------

Harmony the Kitty                                                                       Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
--------------------------------------------------------------------------------------------------------------------

                                       5






--------------------------------------------------------------------------------------------------------------------

MARK                           REGISTERED                   ALLOWED                     PENDING
--------------------------------------------------------------------------------------------------------------------

Golden Ears                                                                             Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
--------------------------------------------------------------------------------------------------------------------

Oboe the Monkey                                                                         Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
--------------------------------------------------------------------------------------------------------------------

Rhythm the Rabbit                                                                       Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
--------------------------------------------------------------------------------------------------------------------

Vinko the Dancing Bear                                                                  Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
--------------------------------------------------------------------------------------------------------------------

Tempo the Tiger                                                                         Music
                                                                                        Books
                                                                                        Clothing
                                                                                        Toys
--------------------------------------------------------------------------------------------------------------------
Carnegie Falls                                                                          Television Shows; Motion
                                                                                        Pictures; and Live
                                                                                        Performances by Costumed
                                                                                        Characters
--------------------------------------------------------------------------------------------------------------------
Lifetones Music                                                                         Music
--------------------------------------------------------------------------------------------------------------------
The Zoo Collection by Kid                                   Toys
Genius
--------------------------------------------------------------------------------------------------------------------
Zoo Babies                                                                              Toys
--------------------------------------------------------------------------------------------------------------------
Music For Life                                                                          Music
--------------------------------------------------------------------------------------------------------------------
Celebrate the Season                                                                    Music
--------------------------------------------------------------------------------------------------------------------
Celebrate the Seasons                                                                   Music
--------------------------------------------------------------------------------------------------------------------
Noah's Ark Collection                                                                   Toys
--------------------------------------------------------------------------------------------------------------------
Noah's Babies                                                                           Toys
--------------------------------------------------------------------------------------------------------------------

         The mark Baby Genius is registered in Canada and registration of the Baby Genius name in Mexico, Japan, Korea, the Philippines and the countries of the European Union is in process for product categories covering music videos, music, books, clothing and toys.

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

COMPETITION

         The retail and Internet markets for infant and toddler developmental, educational and entertainment products and for family entertainment products, including cassettes, CDs, videos and DVDs, are highly competitive. We face significant competition with respect to the number of products currently available, as well as in securing distribution and retail outlets. The costs of entry into the retail and Internet markets for competitive products are low, and there are no significant barriers to entry. There are many companies who could introduce directly competitive products in the short term that have established brand names, are better funded, have established distribution channels, and have greater resources than us.

         Within the category of family video, these established companies include Disney, Fox, Paramount, Sony, Time-Warner, Lionsgate and more. Within the category of children's music, established competitors include Disney, Kid Rhino, Madacy, Music for Little People, St. Clair, Direct Source, Twin Sisters, Great American Audio, Razor & Tie and more. Within the category of videos for children, established competitors include the Baby Einstein and Winnie-the-Pooh series by Disney Home Video, Barney series by Lyrick Studios, Dr. Suess series by Fox Home Entertainment, Little Bear series by Paramount Home Video, Paddington Bear series by Time-Life, Sesame Street series by Sony Wonder, Teletubbies and Boohbah series by PBS Home Video/Warner, Madeleine, The Jungle Book, The Little Mermaid, Fisher Price, Leapfrog, Brainy Baby and So Smart.

RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS:

WE HAVE A HISTORY OF SIGNIFICANT LOSSES, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

         We have incurred operating losses in every quarter since we commenced operations. As of December 31, 2003, we had an accumulated deficit of approximately $15.5 million. Our net loss for the year ended December 31, 2003, was approximately $2.7 million; our net loss for the year ended December 31, 2002, was approximately $2.8 million; and our net loss for the year ended December 31, 2001, was approximately $2.4 million. We expect to continue to devote substantial resources to acquire additional licenses, to develop additional proprietary DVD and VHS products, and continue our sales and marketing activities, including our branding efforts. As a result, our operating losses may increase. Our continued operational loss may have a material adverse effect upon the value of our common stock and may jeopardize our ability to continue our operations.

WE MUST ESTABLISH AND MAINTAIN STRONG BRAND IDENTITY TO COMPETE EFFECTIVELY.

         We believe that continuing to strengthen our "Genius" brand names and other brand names we license will be critical to achieve widespread acceptance of our products. Favorable public perception of our branded products will depend largely on our ability to continue providing users with high-quality products and the success of our marketing efforts. We plan to increase our marketing expenditures to create and maintain brand recognition. However, brand promotion activities may not yield increased revenues and, even if they do, any increased revenues may not offset the expenses we incur in building our brands.

THE LOSS OF ANY OF OUR MAJOR CUSTOMERS COULD HARM US.

         In 2003, our two largest customers accounted for 33% and 18% of our net product revenues, respectively. In 2002, our three largest customers accounted for 37%, 20% and 12% of our net product revenues, respectively. At December 31, 2003, four customers accounted for 71% of accounts receivable. The loss of any of these significant customers could have a material adverse effect upon the value of our common stock and our business, operations and financial condition.

WE ARE DEPENDENT UPON KEY PERSONNEL.

         We are dependent on our executive officers, the loss of any one of whom would have an adverse effect on us. While we have employment agreements with our executive officers, unforeseen circumstances could cause these persons to no longer be available to render their services to us. If we are unable to retain a skilled management team, it would have a material adverse effect upon the value of our common stock and our business, operations and financial condition.

PAYMENTS DUE UNDER EMPLOYMENT AGREEMENTS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

         Under the terms of employment agreements with our executives, certain payments amounting to an aggregate maximum of approximately $1,110,500 could become due that might have a material adverse effect upon our liquidity and results of operations. Payments would be due if we have a change of control and our executives are terminated without cause. If an executive dies or is terminated without cause, severance pay averaging up to $206,250 per executive would be due.

WE MAY HAVE TO REPURCHASE SOME OF OUR OUTSTANDING COMMON STOCK AT PRICES HIGHER THAN CURRENT MARKET PRICES.

         During the period 1997 through 1999, we issued shares in Arizona, Pennsylvania and Washington, for which no share registration filings were made under the securities laws of those states and for which exemptions from registration appear to be unavailable. In order to comply with the laws of those states, we plan to offer to repurchase all such shares from investors who originally acquired them from us, who were residents in those states at the time of purchase, and who continue to hold such shares at the time the offer is made. We will have to pay to each shareholder who accepts the offer the price per share they originally paid, plus interest where applicable, accrued from the date of initial purchase to the date of repurchase.

         We believe the potential cost to us of conducting this repurchase would be approximately $500,000 for the 66,888 shares that are subject to repurchase (adjusted for the reverse stock split of April 10, 2001). At December 31, 2003, a liability of $490,932 has been accrued representing the amount of stock purchased and accrued interest for the rescission matters in Arizona, Pennsylvania and Washington. If we do not repurchase the shares, the shareholders involved may seek to exercise certain rights as creditors or seek to enforce claims for breach of contract. Additionally, such investors may file complaints with the applicable securities regulatory body of these states and such governmental bodies could take various actions against us requiring us to conduct these repurchase offers. In addition, interest would continue to accrue on the outstanding amounts owed to shareholders in Pennsylvania and Washington at annual rates of 6% and 8%, respectively.

         As described in more detail in "Legal Proceedings," on September 23, 1999, the Securities Administrator of the State of Washington filed a Summary Order to Cease and Desist against us with the State of Washington Department of Financial Institutions Securities Division against us. The relief sought is that we cease and desist from violations of certain sections of the Securities Act of Washington. We are in discussions with the Securities Administrator regarding entering into an administrative order and although no terms of an administrative order have yet been proposed by the Securities Administrator, the purpose of entering such an order would be to resolve all claims based on the allegations set forth in the Summary Order to Cease and Desist. We anticipate that any resolution of this matter with the Securities Administrator would include our making an offer to repurchase these securities for the amount paid for them, plus interest thereon from the date of purchase. Entering into an administrative order may affect our business or our ability to raise capital in the State of Washington and those states where having an outstanding administrative order may result in the loss of certain available exemptions from registration of securities. Legal proceedings have not been initiated in Arizona or Pennsylvania. We are working with the State of Pennsylvania regarding the terms for a rescission offer in that state. We are investigating our options regarding a voluntary rescission offer in Arizona, including an interest payment at 10% annually on the stock purchase price.

         We believe that because the price of our common stock is currently significantly lower than the original purchase price paid by affected shareholders, they would be likely to accept repurchase offers.

WE ARE DEPENDENT UPON NEW PRODUCTS.

         Our future growth will be dependent on our ability to identify and develop products which can be sold at acceptable margins through wholesale and retail outlets, as well as on the Internet, and on our ability to acquire the necessary rights to market and distribute such products and to enter into arrangements with third-party manufacturers and distributors to produce and distribute such products. There can be no assurance that we will be successful in identifying and developing quality products that may be successfully marketed through these channels or in entering into relationships with third-party manufacturers and distributors. A failure to identify and develop new products would have a detrimental impact on our future performance.

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

OUR PRODUCTS ARE SUBJECT TO RETURNS.

         Major distributors to which we sell have in the past returned significant amounts of products to us if it has not sold in accordance with their expectations or if we have newer versions of the product available.
We expect that they will continue to do so in the future and anticipate a certain level of returns, accounting for such when recognizing revenue based upon our historic return rates and estimates of returns based upon new product introduction. If product returns are significantly greater than we anticipate, it will negatively impact our net revenues.

OUR PRODUCTS ARE SUBJECT TO INDUSTRY AND CONSUMER TRENDS.

         Our growth in sales has been based in part on both the evolution of consumer tastes and preferences towards educational and entertaining products for babies and children, in part due to publicity on the effect of music on child development, and an increase in purchases of DVDs as a popular form of family entertainment. There are differences of opinion, however, in the scientific community regarding the positive impact of music and video products on child development, and a change in consumer tastes and preferences regarding our products may have an adverse effect on our results of operations. There can be no assurance that consumer tastes and preferences will continue to favor our products and marketing segments.

OUR MARKETS ARE HIGHLY COMPETITIVE.

         Increased competition could result in reduced margins or loss of market share, any of which could harm both our retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our present and potential competitors enjoy substantial competitive advantages, including larger numbers of users, more fully developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business could be adversely affected.

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR CURRENT PRODUCTS OBSOLETE.

         The market for cassettes, CDs, VHS and DVD technology is subject to change. There can be no assurance that over time these technologies will not be affected by competition from another form of information storage and retrieval technology, such as on-line information services. A further strong advance in the technology surrounding cable and satellite that would give consumers access to information and entertainment may limit the expansion of the market for applications based on cassettes, CDs, VHS and DVDs. The replacement of our technology by another information storage and retrieval technology, or the replacement of existing technology by a new technology at a pace too rapid for production adjustments, may also have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUBJECT TO TRADEMARK INFRINGEMENT CLAIMS.

         We may be held liable for copyright or trademark infringement if the content or packaging of our cassettes, CDs, VHS, DVDs or other products infringes upon the copyrights or trademarks of others. Such claims of infringement, if brought, could have a material adverse affect on our business or financial condition. In addition, if it comes to our attention that third parties may be infringing upon the Baby Genius trademarks in certain product categories, we may prosecute as we deem necessary any such infringements. Defending our intellectual property rights may be costly in terms of legal fees and management time. Expenditure of significant legal fees could have a material adverse effect on our financial condition and no assurance can be made that we would prevail in any litigation defending our intellectual property rights. Failure to take necessary defensive legal action for lack of cash could result in compromising our rights to our intellectual property, which would have a material adverse effect on our business, our financial position and the value of our intellectual property.

WE ARE DEPENDENT UPON LONG-TERM FINANCING.

         Our ability to implement our business plan and grow is dependent on raising a significant amount of capital. We have sustained our operations in large part from sales of our equity. There can be no assurance that we will be able to successfully generate revenues or raise additional funds sufficient to finance our continued operations. In the long term, failure to generate sufficient revenues or obtain financing would have a material adverse effect on our business, operations and financial condition and would jeopardize our ability to continue our operations.

WE MAY NOT BE ABLE TO UTILIZE OUR NET OPERATING LOSS.

         In 1996, 1997, 1998, 1999, 2000, 2001, 2002 and 2003, we incurred losses resulting in a net operating loss carryforward as of December 31, 2003, of $11,825,000 and $6,420,000 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2011 and 2004, respectively. Because we anticipate significant expenditures with respect to implementing our business plan, there is a risk that we will be unable to make enough profits, if any, during the net operating loss carryforward period to realize the deferred income tax asset.

RISKS RELATED TO OUR COMMON STOCK:

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND MAY EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING OUR COMMON STOCK.

         Because of the limited trading market for our common stock, and because of the significant price volatility, stockholders may not be able to sell their shares of common stock when they desire to do so. In 2002, our stock price ranged from a high of $2.83 to a low of $0.62, and in 2003, our stock price ranged from a high of $2.45 to a low of $0.72. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of such illiquidity and the price for our common stock may suffer greater declines due to its price volatility.

OUR COMMON STOCK IS TRADED ON THE OTCBB, WHICH MAY BE DETRIMENTAL TO INVESTORS.

         Our shares of common stock are currently traded on the Over the Counter Bulletin Board ("OTCBB"). Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES WHICH MAY BE DETRIMENTAL TO INVESTORS.

         Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for "penny stock." Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

EMPLOYEES

         We currently have sixteen full-time employees and two part-time employees. None of our employees are represented by an organized labor union. We believe our relationship with our employees is good, and we have never experienced an employee-related work stoppage. We will need to hire and retain highly-qualified management personnel in order to execute our business plan. No assurance can be given that we will be able to locate and hire such personnel, or that, if hired, we will continue to be able to pay the higher salaries necessary to retain such skilled employees. In 2002, we entered into employment agreements with our executive officers that were originally for a three-year term and provided for stock options, employee benefits and severance pay in case of termination without cause of between 12 and 24 months' salary. In 2003, these agreements were amended to increase the term for an additional year, salary increases and additional stock options. In 2004, we entered into an employment agreement with a new executive officer that provides for stock options, employee benefits and severance pay in case of termination without cause of up to six months' salary.

ITEM 2.  DESCRIPTION OF PROPERTY

         In November 2003, we entered into a sublease agreement for a 5,603 square foot facility located in Solana Beach, California, which we use as our principal executive offices. This sublease is for a five-year term which commenced in January 2004. Our monthly rent for this space is as follows:

MONTH OF TERM                                                            AMOUNT
-------------                                                            ------
1-12............................................................         $11,206
13-24...........................................................         $11,598
25-36...........................................................         $12,004
37-48...........................................................         $12,424
49-60...........................................................         $12,859

         In addition to the monthly rent, we will pay for increases in common area expenses over the base year of 2004. We also have the option to extend the lease for an additional five-year period.

         On December 31, 2003, we entered into a sublease arrangement with the Meader Family Limited Trust, a related party, under which we rent a portion of a warehouse facility (approximately 8,000 square feet) in Atlantic, Iowa, for a monthly rent of $2,900. This centrally located facility is used to distribute our products to certain customers. The lease expires in December 2007.

         Also on December 31, 2003, we entered into a sublease arrangement with Ekelund Properties, LLC, a related party, under which we rent sales offices (approximately 1,300 square feet) in Excelsior, Minnesota, for a monthly rent of $1,200. This is a one-year lease with the option to renew for additional one-year periods.

         We believe that these facilities are adequate for the immediate future. However, should we experience significant growth in our revenues, we would have to seek additional space.

ITEM 3.  LEGAL PROCEEDINGS

         On September 23, 1999, the Securities Administrator of the State of Washington (the "Securities Administrator") filed a Summary Order to Cease and Desist with the State of Washington Department of Financial Institutions Securities Division against us, the Martin Consulting Group, Martin H. Engelman, and their employees and agents. The relief sought is that the respondents cease and desist from violations of RCW 21.20.140, 21.20.040, and 21.20.010 of the Securities Act of Washington. The Summary Order to Cease and Desist alleges, among other things, that Mr. Engelman and Genius Products offered to sell shares of our common stock that were not registered in the state or otherwise qualified for an exemption from registration. Mr. Engelman represented us at the Third Annual Seattle Money Show and provided information to interested parties about us and our products. We are in discussions with the Securities

Administrator regarding entering into an administrative order and although no terms of an administrative order have yet been proposed by the Securities Administrator, the purpose of entering such an order would be to resolve all claims based on the allegations set forth in the Summary Order to Cease and Desist. A total of approximately $241,240 of our shares of common stock were sold in the State of Washington, and we anticipate that any resolution of this matter with the Securities Administrator would include our making an offer to repurchase these securities for the amount paid for them, plus interest thereon from the date of purchase. Until we receive a draft administrative order from the Securities Administrator, we are unable to determine the ultimate effects or consequences of such an order. We have been requested to provide the Securities Administrator with certain information before a draft administrative order will be prepared, and we are currently compiling such information. If we determine that the terms of a proposed administrative order are not acceptable, we would likely contest the Summary Order to Cease and Desist at a hearing. The potential costs of a hearing and the uncertainty of the outcome leads us to believe, however, that entering into an administrative order on acceptable terms is in our best interests. Entering into an administrative order may affect our business or our ability to raise capital in the State of Washington and those states where having an outstanding administrative order may result in the loss of certain available exemptions from registration of securities.

         All sales of our shares of common stock in the State of Washington were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). There has been no change in the status of this issue during the year ended December 31, 2003.

         Legal proceedings have not been initiated in Arizona or Pennsylvania. We are working with the State of Pennsylvania regarding the terms for a rescission offer in that state. At December 31, 2003, a liability of $490,932 has been accrued representing the amount of stock purchased and accrued interest for the rescission matters in Arizona, Pennsylvania and Washington.

         We are not a party to any other legal or administrative proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On November 9, 1999, following our name change to Genius Products, Inc., our stock symbol changed from ITMH to GNUS. Following our reverse stock split on April 10, 2001, our stock symbol changed from GNUS to GNPI. The market represented by the OTCBB is extremely limited and the price for our common stock quoted on the OTCBB is not necessarily a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices reflect the reverse stock split which occurred on April 10, 2001.

                      YEAR                     PERIOD                 HIGH               LOW
             ----------------         --------------------            -----             ------
             Fiscal Year 2002         First Quarter                    1.59              0.62
                                      Second Quarter                   2.83              1.42
                                      Third Quarter                    2.21              1.08
                                      Fourth Quarter                   1.19              0.68
             Fiscal Year 2003         First Quarter                    1.18               .76
                                      Second Quarter                   1.26               .72
                                      Third Quarter                    1.85              1.01
                                      Fourth Quarter                   2.45              1.20

         Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.

SHAREHOLDERS

         As of March 26, 2004, we had approximately 24,725,525 shares of common stock issued and outstanding which were held by approximately 472 shareholders of record, including the holders that have their shares held in a depository trust in "street" name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Salt Lake City, Utah 84117.

DIVIDEND POLICY

         Our board of directors determines any payment of dividends. We have never declared or paid cash dividends on our common stock. We do not expect to authorize the payment of cash dividends on our shares of common stock in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations.

SALES OF UNREGISTERED SECURITIES

         The number of shares and share prices disclosed below reflect the reverse stock split which occurred on April 10, 2001.

         A total of 89,746 unregistered shares were issued to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act for fees in connection with our 2003 private placement under Rule 506 of Regulation D of the Securities Act.

         On December 22, 2003, we completed a transaction amending our September 8, 2003 licensing agreement with Falcon Picture Group, LLC, to address Falcon's acquisition of a license to use the TV Guide name and logo in connection with the development, marketing and sale, throughout the United States, of a full line of DVD products featuring classic television content from 1946 through 1989. The terms for this amendment were reached on October 2, 2003. For his part in the negotiations for this acquisition and the completion of the transaction, Carl Amari, an accredited investor and Chief Executive Officer of Falcon who later became a director of Genius on October 20, 2003, purchased 1,350,000 unregistered shares of Genius common stock for $972,000 on December 22, 2003 at the price of $0.72 per share under Regulation D of the Securities Act.

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

         Prior to the third quarter of 2003, our revenues were comprised of Baby Genius(TM) and Kid Genius(TM) music product sales directly to mass retailers, distributors and independent retailers, sales of jewelry to retailers, licensing revenue related to licensing the Baby Genius trademark and royalties related to the distribution of our line of VHS and DVDs through our agreement with Warner Home Video. In an effort to expand the sales of our product line through our distribution network, we entered into agreements in 2003 to manufacture and sell music products under license from various children's books ("licensed music") and classic radio programs, AMC classic movies and television shows which have been remastered for sale on DVD and BOZO the Clown(TM) television shows on VHS and DVD. We began shipping BOZO the Clown television shows on video and DVD, and the first two releases of movies on DVD, titled AMC Monsterfest and AMC Movies, in the fourth quarter of 2003. These new DVD and licensed music products, along with our existing Baby Genius and Kid Genius music products, provided most of our revenues in the fourth quarter of 2003, and we expect that they will do so in 2004.

         We are continuing to seek agreements for licensed music, and in the first quarter of 2004, have signed agreements to develop and market music for Beatrix Potter(TM), My Little Pony(TM), Little Tikes(TM) and Tonka(TM). In the first quarter of 2004, we have received orders for and began selling additional sets of branded classic movies and television shows on DVD. Sales of non-branded DVDs of classic movies and television shows also began the first quarter of 2004.

         We are also developing additional music lines and gift sets (audio CDs with gifts) for our existing retail clients. We began selling Christian music for children entitled Wee Worship(TM) in the first quarter of 2004 as well as our new Tranquility CDs (music for adults), and we are continuing to develop additional proprietary musical products to enhance our existing offerings.
We intend to commence sales of Zoo Babies pillows and gift sets in fall of 2004.

         Within three years of our September 2003 agreement with Falcon Picture Group, LLC, we have the option to acquire its assets for $3,600,000 (payable in cash or stock or a combination of cash and stock). The specific assets of Falcon that we may acquire under this option will be negotiated by the parties at the time the acquisition is considered. We have not made a decision regarding any asset purchase at this time.

         Jewelry revenues declined in 2003 as our main jewelry customer has only ordered infrequently, and although we may continue to sell jewelry in the future, we expect to focus our efforts on selling other products and anticipate that jewelry will not be a significant contributor to revenues in the future. Licensing revenues also declined in 2003, and are also not expected to be a significant contributor to our revenues in the future. Royalties related to the distribution of our videos by Warner Home Video declined in 2003, as the sales of Baby Genius VHS and DVDs by Warner Home Video failed to reach the levels we anticipated. In the first quarter of 2004, we reached an agreement to terminate the agreement with Warner Home Video that will allow us to self-distribute the Baby Genius VHS and DVDs to our customers. As a result of this agreement, there will be no further royalties received. As part of the agreement, we will pay a settlement amount of $300,000 by paying a royalty on the future sales of our Baby Genius videos and DVDs. We also purchased the remaining inventory of our VHS and DVDs from Warner Home Video for approximately $192,000.

         We experienced delays in the signing of agreements for our new products in 2003, and in getting timely design approvals in order to start manufacturing. We also experienced delays in our internal product development and some difficulties in manufacturing the products. As a result of these delays, we only began receiving orders and shipping the new products in September 2003. We have taken action to attempt to prevent future delays, including adding new personnel and streamlining the product development process. The licensed music that was shipped in the third and fourth quarters of 2003 was Guess How Much I
Love You(TM), Rainbow Fish(TM), Curious George(TM), Paddington Bear(TM), Raggedy Ann and Andy(TM), The Snowman(TM) and Spot(TM).

         We believe that over the past two years we have built a strong distribution network and have fostered strong relationships with many wholesale and retail buyers. We believe that this will allow us to place new properties that we are able to produce or acquire with these customers and thereby increase our sales.

         We do not report our different products as segments because we do not allocate our resources between products and measure performance by product, and we do not maintain discrete financial information concerning each of them. Our chief operating decision maker receives financial information taken as a whole. Due to our size and limited resources, our sales, marketing and product development efforts are performed by the same personnel working on all of the different products and our warehousing costs also are for all products.

         Like many retail product distributors, we experience some seasonality because during the summer months the purchasing staff of our customers may be on vacation, thereby decreasing sales in such periods. In the fourth quarter, we typically have a general increase for sales as retail inventory levels are raised in anticipation of the Christmas season.

RESULTS OF OPERATIONS 2003 COMPARED TO 2002

         Audio revenues are composed of Baby Genius, Kid Genius and licensed music CDs that are typically sold as three packs (packages of three CDs in vinyl or chipboard sleeve packaging), although single CDs and five packs are also sold. Audio revenues increased $444,183 or 26% during 2003 to $2,149,096, as compared to $1,704,913 in 2002. This increase was entirely the result of the sales of the new licensed music products in the period September to December 2003.

         DVD and VHS revenues are composed of the sales of AMC brand classic movies on DVD and BOZO the Clown DVD and VHS units. DVD and VHS revenues were $876,285 during 2003 as compared to $39,609 during 2002 as we began selling these new products in 2003. Revenues in 2002 were from Baby Genius videos that were sold prior to our agreement with Warner Home Video.

         Royalties, licensing and other revenues are composed of royalties from our prior agreement with Warner Home Video, licensing fees from the license of our Baby Genius brand name and sales of jewelry. Royalties, licensing and other revenues declined to $456,110 in 2003 from $873,315 in 2002, a decrease of $417,205, due to reductions in all three categories as noted above.

         Gross revenues increased $863,654, or 33% during 2003 to $3,481,491, as compared to $2,617,837 in the prior year, as the sales of new licensed products, music, DVD and VHS, more than offset the decreased revenues from royalties, licensing and other.

         Sales returns, discounts and allowances decreased $61,152 during 2003 to $412,985, from $474,137 during 2002. In 2002, there was a large increase in sales returns as certain customers chose to discontinue carrying the Baby Genius product because we could no longer sell them the Baby Genius videos directly as a result of the new agreement with Warner Home Video. This amount decreased in 2003 as the effect of the Warner Home Video agreement no longer made an unusual impact on sales returns in the year.

         Net revenues increased by $924,806 or 43% to $3,068,506 for the twelve months ended December 31, 2003, from $2,143,700 for the twelve months ended December 31, 2002, primarily due to sales of our new licensed products.

         Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, and royalties paid on sales of licensed products. Audio cost of sales during 2003 was 50% of audio revenues, as compared to 47% during 2002, primarily due to the royalties payable on licensed music products. DVD and VHS cost of sales in 2003 was 53% of DVD and VHS revenues, as compared to 37% during 2002. This is partially due to the royalties payable on licensed products, and partially due to distribution pricing in order to get our products placed with a major retailer. Royalties, licensing and other cost of sales during 2003 was 57% of revenues in 2003 as compared to 64% in 2002. The current year margin is higher primarily due to the lower volume of jewelry sales in 2003. Jewelry sales have lower margins than our other products due to the competitive pressures in the jewelry sales market. Warehouse expenses increased by $74,677, or 118% in 2003 due to freight in on inventory, as we began stocking the new products for delivery.

         Sales and marketing expenses consist of costs for personnel, consultants and promotional activities. Sales and marketing expenses increased by $638,395 or 167% to $1,020,860 for the year ended December 31, 2003, from $382,466 for the prior year. This increase is primarily the result of the hiring of additional sales personnel and increases in advertising and consulting costs related to the marketing of our new products as we increased our sales effort compared to 2002 when sales were primarily handled by executive management whose costs were reflected in general and administrative expenses.

         Product development expenses consist of personnel, consultants, supplies and the amortization of product development costs. Product development expenses increased by 18% or $98,312, to $632,958 for the year ended December 31, 2003, as compared to $534,646 for the year ended December 31, 2002. The increase was primarily due to the increased payroll expenses related to new product development.

         General and administrative expenses consist of payroll and related costs for executive and administrative personnel, consulting services, professional fees and other general corporate expenses. General and administrative expenses decreased by 18% or $455,227, to $2,081,651 for the year ended December 31, 2003, from $2,536,878 for the year ended December 31, 2002. This decrease was primarily due to a reduction in our use of consultants and a reduction in the cost of issuing options or warrants to non-employees as fewer options and warrants were issued for these purposes in 2003. Significant portions of consulting expenses in 2002 were paid by the issuance of shares instead of cash payments.

         Interest expense in 2003 increased compared to 2002 primarily as the result of $86,634 of interest on the warrants issued with the notes payable in the fourth quarter of 2003. Both 2003 and 2002 include interest expense on stock subject to rescission and convertible debentures.

         During 2003, our net loss decreased $45,406 to $2,742,676 from $2,788,082 during 2002. The slight decrease in the loss for 2003 is primarily the result of an increase in revenues due to new product business that was offset by increased expenditures in sales and marketing. We believe that the increased sales and marketing expenses have helped us to increase our distribution network in 2003, and when combined with the ongoing development of new products, will assist us in increasing revenues in 2004.

         As a result of this loss and the losses incurred since 1997, we have a net operating loss carry-forward as of December 31, 2003, of $11,825,000 and $6,420,000 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2011 and 2004, respectively. Because we anticipate continued significant expenditures with respect to implementing our business plan, it is uncertain that we will be sufficiently profitable, if at all, during the net operating loss carry-forward period to realize the benefit of the deferred income tax asset, and accordingly, a valuation allowance for the entire amounts has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1997, we have incurred significant losses. Our primary source of cash is the sale of shares of our common stock in private placements to accredited investors. We have held no significant cash balances until 2002. We issue shares in private placements at a discount to the then-current market price (as resales of privately-placed shares are restricted under the Securities Act, which reduces their liquidity and, accordingly, their value as compared to freely-trading shares on the open market). We do not have any letter or lines of credit, or loans or advances from officers or shareholders available to us, or other liquidity resources that we can draw on. The number of shares and share prices set forth below reflect the reverse stock split which occurred on April 10, 2001.

         During 2003, we received net proceeds of $2,618,780 from accredited investors in two private placement offerings under Regulation D of the Securities Act and $121,378 from the exercise of stock options. In the private placements, 2,397,040 unregistered shares were issued at $0.70 per share and 1,350,000 unregistered shares were issued at $0.72 per share. The stock option exercises were for 159,330 shares at exercise prices of $0.63, $0.80 and $1.02 per share. These funds were used for accounts payable and other working capital requirements. In the fourth quarter of 2003, we received $1,150,000 from the issuance of notes payable. In March 2004, we received net proceeds of approximately $6,500,000 from a private placement as more fully described in Subsequent Events. The addition of these funds is expected to provide sufficient working capital for 2004.

         Net cash used in operating activities was $2,780,125 and $2,143,014 for the years ended December 31, 2003, and December 31, 2002, respectively. Net operating cash flows for the year ended December 31, 2003, were primarily attributable to operating losses of $2,742,676 and increases in accounts receivable, inventory and prepaid expenses, which were partially offset by an increase in accounts payable, non-cash charges for depreciation and amortization, stock and options issued for services and prepayment on production masters. Net operating cash flows for the year ended December 31, 2002, were primarily attributable to operating losses of $2,788,082 and reduction in accounts payable, partially offset by non-cash charges for depreciation and amortization, stock and options issued for services and compensation and an increase in unearned income - royalties on the Warner Home Video contract that resulted from advance payments against future royalties.

         Net cash used in investing activities was $1,001,328 and $645,175 for the years ended December 31, 2003, and December 31, 2002, respectively. Net cash used in investing activities for the year ended December 31, 2003, was primarily attributable to the development of production masters for the new licensed music, DVD and video products. Net cash used in investing activities for the year ended December 31, 2002, was mainly attributable to the development of production masters and the purchase of property and equipment.

         Net cash provided by financing activities was $3,976,792 for the year ended December 31, 2003, primarily as the result of the proceeds from the issuance of our common stock in private placements and the issuance of notes payable. The cash provided was used to fund operations and for increased product development. Financing activities provided $3,506,184 in the year ended December 31, 2002, as proceeds from the issuance of our common stock in private placements and the proceeds from loans were used to fund operations and the development of production masters.

         We believe we currently have sufficient liquidity to sustain operations through 2004 as the result of the private placement in March 2004, which we intend to use to finance our working capital needs. We also have sufficient liquidity to repay a $50,750 debenture and to make a rescission offer for the redemption of redeemable common stock. We intend to continue working to develop our existing brands and new products, including new children's music lines, and to increase our sales and marketing efforts in the coming year. Our success at increasing revenue levels from operations in 2004 and beyond will determine our future working capital requirements.

SUBSEQUENT EVENTS

         A.       PAYOFF OF SUBSCRIPTION RECEIVABLE AND OFFICERS' ADVANCES

         On January 22, 2004, the officers' notes receivable held by Genius Products as subscriptions receivable were paid off by tendering shares of Genius Products common stock pursuant to the terms of the notes. Klaus Moeller and Michael Meader each tendered 168,052 shares to retire their loans. Larry Balaban and Howard Balaban tendered 170,405 shares and 174,883 shares, respectively, tendering additional shares to retire advances previously made to them.

         B.       NEW PRIVATE PLACEMENT AND PAYOFF OF CERTAIN NOTES PAYABLE

         On March 19, 2004, a private placement offering of $7,000,000 was completed pursuant to Rule 506 of Regulation D of the Securities Act. Proceeds to us net of commissions totaled approximately $6,500,000. We intend to use the proceeds for working capital purposes. Sands Brothers International Limited served as the selected dealer for the transaction. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and a warrant to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. Pursuant to the sales of the units, we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock (including those warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have agreed to file a resale registration statement for the resale of the common stock and the common stock underlying the warrants by May 18, 2004. We will be subject to penalties if we do not timely file a registration statement or if such registration statement does not become and remain effective as we agreed.

         Upon the request of certain secured promissory note holders, our early repayment of their notes in the aggregate amount of $295,799 was invested in the private placement.

         C.       TERMINATION OF DISTRIBUTION AGREEMENT WITH WARNER HOME VIDEO

         On March 5, 2004, Genius Products and Warner Home Video agreed to terminate the distribution agreement between the parties, allowing us to begin self-distribution of our Baby Genius line of VHS and DVDs. We already self-distribute most of our other products, so we anticipate we will be able to efficiently distribute the Baby Genius VHS and DVDs through our pre-existing distribution channels. As previously disclosed, the royalties related to the distribution of our VHS and DVDs by Warner Home Video had been less than anticipated. We expect that we will be able to increase our revenues from these products through self-distribution. Under the termination agreement, we also regained the distribution rights for our planned line of Kid Genius VHS and DVDs. The agreement calls for us to repay $300,000 to Warner Home Video by paying them a royalty on net sales of the Baby Genius VHS and DVDs made by us in the future. We also purchased approximately $192,000 in remaining inventory of our VHS and DVDs from them.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements follow on pages F-1 through F-16.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Genius Products, Inc.

We have audited the accompanying consolidated balance sheet of Genius Products, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genius Products, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 19, 2004


                               GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET

                                                                                         DECEMBER 31,
                                                                                             2003
                                                                                        -------------
                                               ASSETS
Current assets:

    Cash and equivalents                                                                $    941,332
    Accounts receivable, net of allowance for doubtful accounts and provision for
       sales returns of $182,597                                                           1,321,998
    Inventories                                                                              830,284
    Prepaid royalties                                                                        376,043
    Prepaid and other                                                                        533,150
                                                                                        -------------
       Total current assets                                                                4,002,807
Property and equipment, net                                                                  140,962
Production masters, net of accumulated amortization of $372,601                            1,186,247
Patents and trademarks, net of accumulated amortization of $31,403                           109,916
Other assets                                                                                 135,196
                                                                                        -------------
                                                                                        $  5,575,128
                                                                                        =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable                                                                       $  1,150,000
    Accounts payable                                                                       1,081,614
    Accrued payroll and related expenses                                                      65,772
    Payable on terminated contract                                                           300,000
    Convertible debenture                                                                     50,750
    Other accrued expenses                                                                   133,429
                                                                                        -------------
      Total current liabilities                                                            2,781,565
Redeemable common stock                                                                      490,932
Commitments and contingencies                                                                     --
Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized; 20,658,425 shares
       outstanding                                                                            20,658
    Additional paid-in capital                                                            20,609,408
    Subscriptions receivable                                                              (2,796,242)
    Accumulated deficit                                                                  (15,531,193)
                                                                                        -------------
       Total stockholders' equity                                                          2,302,631
                                                                                        -------------
                                                                                        $  5,575,128
                                                                                        =============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                    2003               2002
                                                -------------      -------------
Revenues:
    Audio                                       $  2,149,096       $  1,704,913
      DVD and VHS                                    876,285             39,609
      Royalties, licensing and other                 456,110            873,315
                                                -------------      -------------
Gross revenues                                     3,481,491          2,617,837
    Sales returns, discounts and allowances         (412,985)          (474,137)
                                                -------------      -------------
       Net revenues                                3,068,506          2,143,700
                                                -------------      -------------

Costs and expenses:
    Cost of sales:
        Audio                                      1,081,149            801,594
        DVD and VHS                                  466,384             14,828
        Royalties, licensing and other               259,463            562,018
        Warehouse expenses                           138,021             63,344
    Sales and marketing                            1,020,860            382,465
    Product development                              632,958            534,646
    General and administrative                     2,081,651          2,536,878
                                                -------------      -------------

    Total costs and expenses                       5,680,486          4,895,773

    Loss from operations                          (2,611,980)        (2,752,073)

Interest income                                        3,640              7,424
Interest expense                                    (144,021)           (41,340)
Other Income (expense)                                10,485             (1,293)
                                                -------------      -------------
    Loss before provision for income taxes        (2,741,876)        (2,787,282)
Provision for income taxes                              (800)              (800)
                                                -------------      -------------
    Net Loss                                    $ (2,742,676)      $ (2,788,082)
                                                =============      =============

Basic and diluted:
    Net Loss per share                          $      (0.16)      $      (0.20)
                                                =============      =============
    Weighted average shares                       17,574,405         13,838,743
                                                =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                              GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                                        Total
                                                                    Additional       Stock                          Stockholders'
                                          Common Stock               Paid-in      Subscription      Accumulated        Equity
                                     Shares          Amount          Capital        Receivable        Deficit         (Deficit)
                                  -------------   -------------   -------------   -------------    -------------    -------------
Balance, December 31, 2001           6,183,756           6,184       9,292,867              --      (10,000,435)        (701,384)

  Shares issued in private
    placement, net of
    offering costs                   5,146,267           5,147       3,193,253              --               --        3,198,400
  Debt conversion                      446,410             446         280,792              --               --          281,238
  Shares issued for
    compensation                       305,716             306         209,694              --               --          210,000
  Shares issued for services
    and production masters             223,251             223         267,403              --               --          267,626
  Exercise of stock options             57,580              58          25,142              --               --           25,200
  Stock option costs                        --              --         560,362              --               --          560,362
  Stock subscriptions
    receivable                       3,507,700           3,507       2,502,893      (2,506,400)              --               --
  Interest on subscriptions
    Receivable                              --              --         139,458        (139,458)              --               --

  Net loss                                  --              --              --              --       (2,788,082)      (2,788,082)
                                  -------------   -------------   -------------   -------------    -------------    -------------
Balance, December 31,2002           15,870,680    $     15,871    $ 16,471,864    $ (2,645,858)    $(12,788,517)    $  1,053,360
                                  -------------   -------------   -------------   -------------    -------------    -------------
  Shares issued in private
    placement, net of
    offering costs                   3,836,786           3,837       2,614,943              --               --        2,618,780
  Debt conversion                       10,000              10           9,990              --               --           10,000
  Shares issued for
    compensation                       142,860             143          99,857              --               --          100,000
  Shares issued for services           217,847             217         174,283              --               --          174,500
  Exercise of stock options            159,330             159         121,219              --               --          121,378
  Stock option costs                        --              --         430,655              --               --          430,655
  Shares issued for payment of
  DVD remastering costs                350,000             350         349,650              --               --          350,000
  Shares issued for option to
  Acquire                               70,922              71          99,929              --               --          100,000
  Interest on subscriptions
  Receivable                                --              --         150,384        (150,384)              --               --
  Interest on warrants                      --              --          86,634              --               --           86,634
  Net loss                                  --              --              --              --       (2,742,676)      (2,742,676)
                                  -------------   -------------   -------------   -------------    -------------    -------------
Balance, December 31, 2003          20,658,425    $     20,658    $ 20,609,408    $ (2,796,676)    $(15,531,193)    $  2,302,631
                                  =============   =============   =============   =============    =============    =============

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.


                                    GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31,

                                                                               2003            2002
                                                                           ------------    ------------
Cash flows from operating activities:
  Net loss                                                                 $(2,742,676)    $(2,788,082)
  Adjustments to reconcile net loss to
    Net cash used by operating activities:
    Depreciation and amortization                                              300,283         243,468
    Write-off of production masters                                                 --          16,055
    Interest expense on redeemable stock                                        25,155          25,731
    Change in allowance for doubtful accounts and provision for returns        112,597         (26,000)
    Common stock issued for services                                           174,500         194,026
    Common stock issued as prepayment on production masters                    350,000              --
    Common stock issued for compensation                                       100,000         210,000
    Stock options granted to non-employees for services                        430,655         560,362
    Uncollectible stock subscription                                                --              --
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                   (1,147,870)        120,783
      Inventories                                                             (570,025)       (136,948)
      Additions to prepaid royalties                                          (209,519)       (166,524)
      Prepaid and other                                                       (480,898)         (2,481)
    Increase (decrease) in:
      Accounts payable                                                         849,542        (613,510)
      Accrued payroll & related expenses                                        21,613         (53,378)
      Other accrued expenses                                                   112,357        (132,355)
      Payable on terminated contract                                          (105,839)        405,839
                                                                           ------------    ------------
    Net cash used by operating activities                                   (2,780,125)     (2,143,014)
                                                                           ------------    ------------

Cash flows from investing activities:
  Development of production masters                                           (945,063)       (463,728)
  Additions to patents and trademarks                                          (32,424)        (63,646)
  Purchase of property and equipment                                           (23,841)       (117,801)
                                                                           ------------    ------------
    Net cash used in investing activities                                   (1,001,328)       (645,175)
                                                                           ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures                                  --          10,000
  Proceeds from loans                                                               --         281,238
  Proceeds from exercise of options                                            121,378          25,200
  Net proceeds from issuance of common stock                                 2,618,780       3,198,400
  Proceeds from issuance of notes payable                                    1,150,000
  Interest on warrants issued with notes payable                                86,634              --
  Purchase of redeemable common stock                                               --          (8,654)
                                                                           ------------    ------------
    Net cash provided by financing activities                                3,976,792       3,506,184
                                                                           ------------    ------------

Net increase (decrease) in cash and equivalents                                195,339         717,995

Cash and equivalents, beginning of year                                        745,993          27,998
                                                                           ------------    ------------
Cash and equivalents, end of year                                          $   941,332     $   745,993
                                                                           ============    ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:             2003            2002
                                                          -----------      -----------
Interest paid                                             $       --       $   14,894
Income taxes paid                                         $      800       $      800
Shares issued for Notes Receivable, including interest    $  150,384       $2,645,858
Production masters purchased for shares                   $       --       $   73,600
Shares issued for option to acquire                       $  100,000       $       --
Loans converted into common stock                         $       --       $  281,238
Debentures converted into common stock                    $   10,000       $       --


                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of business
         ------------------

         Genius Products, Inc. and Subsidiaries (the "Company"), is a producer, publisher and distributor of audio, DVD and VHS products that sell at retail outlets in the United States and Canada. The Company markets products developed by it, including Baby Genius and Kid Genius music compact discs (CDs), as well as CDs that feature brand names licensed from third parties. The Company also markets DVD and VHS products that are the property of third parties through license agreements. The Company sells its products to both distributors and retailers.

         In addition, the Company received royalties from the sale of its Baby Genius video and DVDs under an agreement with Warner Home Video, and license fees from third-party companies that have (or will) produce toys, books, apparel or other products under the Baby Genius name. The Company also sells, on a wholesale basis, fine and costume jewelry to one major jewelry customer.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Genius Products, Inc. and its three wholly owned subsidiaries which are virtually inactive. All significant intercompany transactions and accounts have been eliminated.

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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         Concentrations of credit risk
         -----------------------------

         In 2003, the two largest customers accounted for 36% and 18% of net revenues, respectively. In 2002, the three largest customers accounted for 37%, 20% and 12% of net revenues, respectively. At December 31, 2003, three customers accounted for 72% of accounts receivable.

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

         Prepaid expenses
         ----------------

         In August 2003, the Company reached an agreement with Falcon Pictures Group ("Falcon") to develop and distribute classic movies on DVD under the AMC brand name. As part of this agreement, which is detailed below, the Company issued 350,000 of its common shares at a value of $1.00 per share as a prepayment for DVD remastering to be done by Falcon. The shares were to be registered and sold by Falcon, thus reducing the cash payments required by the Company. The shares were never registered, and in January 2004, the shares were returned to the Company and cancelled. The costs of DVD remastering were paid by the Company from working capital instead. The $350,000 is included in prepaid expenses at December 31, 2003.

         Inventories
         -----------

         Inventories consist of finished goods and are valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed. In 2002, the Company recorded an inventory write-down of $30,000 related to obsolete Baby Genius products. There was no write-down in 2003.

         Long-lived assets
         -----------------

         Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets using the straight-line method. Production masters are stated at cost net of accumulated amortization. Costs incurred for production masters, including licenses to use certain classical compositions, royalties, recording and design costs, are capitalized and amortized over a three or seven year period from the time a title is initially released, consistent with the estimated timing of revenue for a title. Amortization expense was $264,796 in 2003 and $197,257 in 2002. Patents and trademarks covering a number of the Company's products are being amortized on a straight-line basis over 5 to 17 years. Amortization expense was $7,780 in 2003 and $9,940 in 2002.

         Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

         Fair value of financial instruments
         -----------------------------------

         The carrying amounts of cash and equivalents, accounts receivable, accounts payable, convertible debentures and accrued expenses approximate fair value.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

         Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                     2003            2002
                                                 ------------    ------------
         Net loss
              As reported                        $(2,742,646)    $(2,788,082)
              Compensation cost at fair value       (332,764)     (1,314,767)
              Pro forma                          $(3,075,410)    $(4,102,849)
         Basic and diluted loss per share:
              As reported                        $     (0.16)    $     (0.20)
              Pro forma                          $     (0.18)    $     (0.30)

         The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 2003 and 2002, respectively: expected volatility of 50% and 50%, respectively, and risk-free interest of 4.00% and 4.00%, respectively, expected life of 1 to 10 years and no expected dividends for both years. The estimated weighted-average fair value of stock options granted in 2003 and 2002 was $1.53 and $.77, respectively.

         Revenue recognition
         -------------------

         Revenues, the related cost of sales and an allowance for returned goods are recorded upon the shipment of goods. Royalties and licensing revenues are recorded based on notification to us by licensees of amounts due us.

         Advertising costs
         -----------------

         Advertising costs, including the costs of placement of the Company's products with retailers, are expensed. Advertising costs were $195,811 in 2003 and $55,747 in 2002.

         Income taxes
         ------------

         Deferred taxes are accounted for using an asset and liability approach, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         Loss per share
         --------------

         Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. All potential common shares were anti-dilutive, and excluded from loss per share calculations.

         Reclassifications
         -----------------

         Certain items in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

         Recent accounting pronouncements
         --------------------------------

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 requires most gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. SFAS No. 145 also amends SFAS No. 13, ACCOUNTING FOR LEASES, to require certain lease modifications to be treated as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while other provisions are effective for fiscal years beginning after May 15, 2002. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 145.

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

         On December 31, 2002, the FASB issued SFAS 148, ACCOUNTING FOR STOCK-BASED COMPENSATION --TRANSITION AND DISCLOSURE. The Company currently utilizes the intrinsic value method of accounting for its stock-based employee compensation described in APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value approach. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting as described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation reported in net income and earnings per share in annual and interim financial statements.

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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

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

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on the Company's financial reporting and disclosures.

2.       PROPERTY AND EQUIPMENT

                                                                    2003               USEFUL LIVES
                                                                -----------         --------------------
          Computers and equipment                               $  230,924              3 - 5 years
          Furniture and fixtures                                    31,614              3 - 7 years
                                                                                    Lesser of lease term
          Leasehold improvements                                    22,365            or useful life.
                                                                ------------
                                                                   284,903
          Accumulated depreciation and amortization               (143,941)
                                                                ------------
                                                                $  140,962
                                                                ============

         Depreciation expense was $52,842 in 2003 and $36,271 in 2002.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

3.       NOTES PAYABLE AND CONVERTIBLE DEBENTURES

         In the fourth quarter of 2003, the Company issued notes payable totaling $1,150,000 to private lenders. The notes bear interest at 10.5% and are due December 31, 2004. Interest is payable quarterly, beginning March 31, 2004. Each lender was also granted one warrant at $1.00 per share and one warrant at $3.00 per share for the Company's common stock for each dollar loaned. The notes are secured by the production masters of twelve movies sold by the Company under the AMC logo. As further explained in Subsequent Events, Note 10 to these Financial Statements, part of these notes were repaid by the Company in March 2004 in relation to the private placement conducted at that time.

         In 2001, the Company issued a convertible debenture for $50,750 to a shareholder in place of redeemable common stock. The debenture bears interest at 8%, was due March 31, 2002, and was convertible into common shares at $.50 per share; however, the conversion feature of this debenture has expired. Interest on the debenture was accrued through December 31, 2003. There was no beneficial conversion interest related to this debenture. The Company also issued a convertible debenture for $10,000 for cash in 2002, which required interest of 10.75% and was due February 28, 2004. This debenture was converted into common shares in February 2003 at $1.00 per share.

4.       COMMON STOCK

         During 2003, the Company issued 2,397,040 shares of its common stock at $.70 and 1,350,000 shares at $.72 pursuant to two private placements. Net proceeds were $2,618,780 from these offerings, after the payment of $31,140 and the issuance of 89,746 shares of common stock for finder's fees. During 2003, we issued 217,847 shares to third-party consultants and service providers for a total of $174,500, 350,000 shares of common stock as a prepayment against the development of remastered DVDs and 70,922 shares of common stock for an option to acquire Falcon Picture Group. Also during this time period, a debenture of $10,000 was converted through the issuance of 10,000 shares. We also issued shares to certain officers in payment of salaries. Five officers accepted 142,860 shares and warrants as payment of $100,000 of 2003 salary.

         In 2003, 159,330 options were exercised at prices of $.63, $.80 and $1.02 per share, resulting in proceeds of $121,378.

         Redeemable common stock
         -----------------------

         During 1999, the Company reviewed certain aspects of its issuances of common stock and determined that during 1997, 1998 and through September 1999, it sold common stock in private placement transactions that may be subject to redemption. In 2002, 1250 shares were redeemed and in 2001, 8,750 shares were exchanged for a convertible debenture of $50,750 bearing interest at 8%. The total number of shares subject to redemption at December 31, 2003 was 66,888. Accordingly, additional paid in capital has been reduced by $362,322 to reflect the cumulative amounts subject to redemption. In addition, accrued interest of $128,610 is included in the total of $490,932 shown in the caption "redeemable common stock" in the accompanying balance sheet.

5.       STOCK OPTIONS

         Employees
         ---------

         During 2003, the Company granted options to its employees and directors to purchase a total of 2,652,617 shares of its common stock at exercise prices of $.78 to $1.98 per share, which equaled or exceeded fair market value at the time the options were granted.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

5.       STOCK OPTIONS (CONTINUED)

         During 2002, the Company granted options to its employees and directors to purchase a total of 2,939,032 shares of its common stock at exercise prices of $.63 to $2.59 per share, which equaled or exceeded fair market value at the time the options were given.

         Non-employees
         -------------

         In 2003, the Company granted options and warrants to purchase a total of 4,416,471 shares of its common stock at exercise prices from $.70 to $1.40 per share to individuals for services rendered and in relation to the private placement, resulting in the recognition of $430,655 of expense. Also in 2003, the Company granted warrants to purchase 2,300,000 shares of its common stock at exercise prices of $1.00 and $3.00 per share in relation to the issuance of notes payable. These warrants resulted in the recognition of $86,634 of interest expense. During 2003, options for 159,330 shares were exercised.

         In 2002, the Company granted options and warrants to purchase a total of 1,793,800 shares of its common stock at exercise prices from $.63 to $5.00 per share to individuals for services rendered, resulting in the recognition of $560,362 of expense. During 2002, options for 40,000 shares were exercised.

         A summary of stock option and warrant activity follows:

                                                     Weighted                       Weighted
                                                      Average                        Average
                                     Number        Exercise Price    Exercisable  Exercise Price
                                     ------        --------------    -----------  --------------
          December 31, 2001         4,725,660          $ 1.41         4,658,994        $ 1.41
          Granted                   4,732,832          $ 0.76
          Exercised                (3,583,950)         $ 0.71
          Canceled                   (100,000)         $ 0.80
                                   -----------                       -----------
          December 31, 2002         5,774,542          $ 1.03         3,949,542        $ 1.17
          Granted                   9,369,088          $ 1.53
          Exercised                  (159,330)         $ 0.76
          Canceled                    (33,135)          $2.10
                                   -----------                       -----------
          December 31, 2003        14,951,165           $1.35        11,540,092         $1.40
                                   ===========                       ===========

         The following information applies to all options and warrants outstanding at December 31, 2003:

                                 Options and         Average         Weighted                           Weighted
                                   warrants      remaining life       average           Number           average
            Exercise price       outstanding         (years)      exercise price     exercisable     exercise price
            --------------       -----------         -------      --------------     -----------     --------------
          $.50 - 1.00              5,012,154             5.5            $ 0.66         4,253,821            $0.67
          $1.01 - 2.59             8,512,761             5.5            $ 1.37         5,860,021            $1.38
          $3.00 - 5.12             1,375,000             2.5            $ 3.32         1,375,000            $3.32
          $9.00 - 13.60               51,250             5.0            $12.45            51,250           $12.45
                                  -----------                                         -----------
                                  14,951,165                                          11,540,092
                                  ===========                                         ===========

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

6.       COMMITMENTS AND CONTINGENCIES

         Operating leases
         ----------------

         The Company leases certain facilities and computer equipment under non-cancelable operating leases. Rental expense for 2003 and 2002 was $149,865 and $172,306, respectively.

         As of December 31, 2003, the future minimum annual rental commitments required under existing non-cancelable operating leases are as follows:

                 Related Party  Non Related      Total
                 -------------  -----------      -----

         2004      $ 49,200      $109,726      $158,926
         2005      $ 34,800      $145,832      $180,632
         2006      $ 34,800      $144,050      $178,850
         2007      $ 34,800      $149,092      $183,892
         2008            --      $154,310      $154,310
                   ---------     ---------     ---------
                   $153,600      $703,010      $856,610
                   =========     =========     =========

         Executive employment agreements
         -------------------------------

         In 2002, the Company entered into employment agreements with six of its executive officers and key employees. The agreements are for a three-year term and provide for stock options, employee benefits and severance pay in case of termination without cause of between 12 and 24 months' salary. In 2003, these agreements were amended to increase the term for an additional year, salary increases and additional stock options. In 2004, we entered into an employment agreement with a new executive officer that provides for stock options, employee benefits and severance pay in case of termination without cause of up to six months' salary. If an executive dies or is terminated without cause, severance pay averaging up to $206,250 per executive would be due.

7.       RELATED-PARTY TRANSACTIONS

         On September 8, 2003, we entered into a license agreement with Falcon Picture Group, LLC ("Falcon"), for the exclusive rights to distribute a majority of its audio and video products, including AMC branded DVD movie and television collections, in the U.S. and Canada. Carl Amari, a member of our board of directors, is the CEO of Falcon. This agreement expires on July 1, 2006, with an automatic renewal for an additional three years if both parties are fulfilling their obligations under the agreement, and calls for a royalty to be paid on the sales of the video and audio products. We have committed to pay a minimum annual royalty of $240,000 and to have Falcon digitally remaster a minimum of 100 hours of classic movies and television programs per year at a one-time cost of $300,000 for the first 100 hours of programming provided. For the remainder of the agreement, the next 50 hours of remastered programming we receive will cost $500 per hour. Additional hours of remastered branded programming will cost $2,500 per hour. Additional hours of remastered non-branded programming will cost $500 per hour.

         The agreement also provides us with a three-year option to acquire Falcon's assets for $3,600,000 (payable in cash or stock or a combination of cash and stock). As consideration for the issuance of the option, we issued to Falcon 70,922 shares of our common stock, with a market value of approximately $100,000 based on the average of the closing market price of the common stock as of September 8, 2003, the date of issuance of such shares, and July 1, 2003, the effective date of the agreement, as per the terms of the agreement relating to the valuation of these shares. The specific assets of Falcon that we may acquire under this option will be negotiated by the parties at the time the acquisition is considered.

         Included in prepaid and other assets is $25,751 of advances made to two officers of the Company. Advances are due on demand and bear interest at 7%. These advances were paid in January 2004 by return of the Company's common stock in an amount equal to the total indebtedness.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

7.       RELATED-PARTY TRANSACTIONS (CONTINUED)

         The Company leases its warehouse facility in Iowa from a related party. Lease payments in 2003 were $20,400 and in 2002 were $11,900 under this lease agreement. The Company also leases sales offices in Minnesota from a related party. Lease payments in the year ended December 31, 2003 were $7,200 under this agreement.

         In 2002, 3,507,700 options and warrants were exercised in exchange for notes receivable. Of the total, 1,285,200 shares were issued for warrants that were previously issued in relation to loans, and 2,222,500 shares were issued for warrants previously granted to four officers and an employee. The 1,285,200 shares issued for warrants were issued for notes receivable totaling $728,400 to two related parties. Of the total, 660,000 shares were issued to S G Consulting, an entity controlled by Sean Goodchild, who was the owner of more than 5% of our common stock when these shares were included in his ownership. The balance, of 625,200 shares were issued to Algarvida LDA, an entity that is controlled by Isabel Moeller, who is the sister of our Chief Executive Officer, Klaus Moeller. The notes receivable bear interest at 6% annually, are repayable on January 3, 2004, and are secured by the shares of common stock. These notes receivable and the $289,842 interest accrued on them are shown as subscriptions receivable at December 31, 2003. On January 22, 2004, the notes receivable and accrued interest, along with the advances to officers and accrued interest, were paid in full by the return of the Company's common stock in an amount equal to the total indebtedness.

         In 2003, five officers accepted 142,860 shares and warrants of the Company's common stock as payment of $100,000 of 2003 salary.

8.       INCOME TAXES

         The provision for income taxes in 2003 and 2002 consists of California income taxes of $800 for each year.

         The Company has net operating loss ("NOL") carry-forwards that can be utilized to offset future taxable income. At December 31, 2003, federal NOL carry-forwards totaled approximately $11,825,000. The federal carry-forwards expire in various years ending December 31 as follows:

                     2011                           $    238,000
                     2012                                435,000
                     2018                              1,506,000
                     2019                                997,000
                     2020                              2,395,000
                     2021                              1,853,000
                     2022                              2,176,000
                     2023                              2,225,000
                                                    -------------
                                                    $ 11,825,000
                                                    =============

         In addition, the Company has approximately $6,420,000 of California NOL carry-forwards that expire in various years commencing in 2004 through 2013. Deferred income taxes at December 31, 2003 and 2002 relate to net operating losses and allowance accounts. A valuation allowance has been established to reduce deferred tax assets to amounts which management believes are more likely than not to be realized.

                                           2003              2002
                                       ------------      ------------
         NOL carry-forwards            $ 4,716,000       $ 3,754,000
         Allowance accounts                (45,000)          (40,000)
                                       ------------      ------------
         Deferred tax assets             4,671,000         3,714,000
         Less valuation allowance       (4,671,000)       (3,714,000)
                                       ------------      ------------
         Net deferred tax asset        $        --       $        --
                                       ============      ============

         The valuation allowance increased $957,000 in 2003 and $725,000 in 2002.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

9.       BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

                                                                    2003             2002
                                                               -------------      -------------
Numerator
      Net Loss                                                 $ (2,742,683)      $ (2,788,082)
                                                               =============      =============
Denominator
      Basic and diluted weighted average number of common
      shares outstanding during the period                       17,574,405         13,838,743
                                                               =============      =============

Basic and diluted net loss per share                           $      (0.16)      $      (0.20)
                                                               =============      =============

    The effect of the potentially dilutive securities listed below (options and warrants that are exercisable) were not included in the computation of diluted loss per share, since to do so would have been anti-dilutive.

    Employee stock options                                        3,946,451          1,684,657
    Non-employee stock options and warrants                       7,593,641          2,264,885
    Convertible debentures                                               --            121,500

10.      SUBSEQUENT EVENTS (UNAUDITED)

         A.       PAYOFF OF SUBSCRIPTION RECEIVABLE AND OFFICERS' ADVANCES

         On January 22, 2004, the officers' notes receivable held by Genius Products as subscription receivable were paid off by tendering shares of Genius Products common stock pursuant to the terms of the notes. Klaus Moeller and Michael Meader each tendered 168,052 shares to retire their loans. Larry Balaban and Howard Balaban tendered 170,405 shares and 174,883 shares, respectively, tendering additional shares to retire advances previously made to them.

         B.       NEW PRIVATE PLACEMENT AND PAYOFF OF CERTAIN NOTES PAYABLE

         On March 19, 2004, a private placement offering of $7,000,000 was completed pursuant to Rule 506 of Regulation D of the Securities Act. Proceeds to us net of commissions totaled approximately $6,500,000. We intend to use the proceeds for working capital purposes. Sands Brothers International Limited served as the selected dealer for the transaction. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and a warrant to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. Pursuant to the sales of the units we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock (including those warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have agreed to file a resale registration statement for the resale of the common stock and the common stock underlying the warrants by May 18, 2004. We will be subject to penalties if we do not timely file a registration statement or if such registration statement does not become and remain effective as we agreed.


         Upon the request of certain secured promissory note holders, our early repayment of their notes in the aggregate amount of $295,799 was invested in the private placement.

         C.       TERMINATION OF DISTRIBUTION AGREEMENT WITH WARNER HOME VIDEO

         On March 5, 2004, Genius Products and Warner Home Video agreed to terminate the distribution agreement between the parties, allowing us to begin self-distribution of our Baby Genius line of VHS and DVDs. We already self-distribute most of our other products, so we anticipate we will be able to efficiently distribute the Baby Genius VHS and DVDs through our pre-existing distribution channels. As previously disclosed, the royalties related to the distribution of our VHS and DVDs by Warner Home Video had been less than anticipated. We expect that we will be able to increase our revenues from these products through self-distribution. Under the termination agreement, we also regained the distribution rights for our planned line of Kid Genius VHS and DVDs. The agreement calls for us to repay $300,000 to Warner Home Video by paying them a royalty on net sales of the Baby Genius VHS and DVDs made by us in the future. We also purchased approximately $192,000 in remaining inventory of our VHS and DVDs from them.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act pursuant to Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission.

         There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information regarding directors, executive officers, promoters and control persons will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2004 and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

         Information regarding executive officers and directors compensation will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2004 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership by management and certain beneficial owners will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2004 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding related transactions and certain relationships will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2003 and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. References to "the Company" in this Exhibit List mean Genius Products, Inc., a Nevada corporation.

   Exhibit No.      Description
   -----------      -----------
         2.1 Agreement and Plan of Reorganization with Salutations, Inc., and related exhibits and consents (incorporated by reference from exhibit 2.1 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         3.1 Articles of Incorporation, as amended (incorporated by reference from exhibit 3.1 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         3.2 Certificate of Change in Stock (incorporated by reference from exhibit 3.2.2 included with the Company's Form 10-KSB, filed with the SEC on April 16, 2002).
         3.3 Certificate of Amendment of Articles of Incorporation (incorporated by reference from exhibit 3.2.3 included with the Company's Form 10-KSB, filed with the SEC on April 16,
                  2002).
         3.4 Certificate of Amendment of Articles of Incorporation (incorporated by reference from exhibit 3.3 included with the Company's Registration Statement (No. 333-108966) on form SB-2 filed with the SEC on September 19, 2003).
         3.5 Bylaws, as amended on April 20, 2000 (incorporated by reference from exhibit 3.2.2 included with the Company's Form 10-KSB, Amendment No. 1, filed with the SEC on May 1, 2000).
         4.1 Shareholders Agreement with Minnesota Communications Group, and related exhibits and schedules (incorporated by reference from exhibit 4.2 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         4.2 Option Agreement to Purchase Common Stock with Kevin Harrington Enterprises, Inc. (incorporated by reference from exhibit 4.5 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         4.3 Form of Stock Option Agreement with Employees (incorporated by reference from exhibit 4.7 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         4.4 Specimen Certificate for Common Stock (incorporated by reference from exhibit 4.8 included with the Company's Form 10-KSB filed with the SEC on April 14, 2000).
         10.1 License Agreement with Minnesota Communications Group (incorporated by reference from exhibit 10.1 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         10.2 License Agreement with Minnesota Public Radio (incorporated by reference from exhibit 10.2 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         10.3 International Marketing and Distribution Agreement with HSND, and amendment and addendum thereto (incorporated by reference from exhibits 10.7 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         10.4 Non-Qualified Stock Option Plan (incorporated by reference from exhibit 10.8 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         10.5 Form of License Agreement with Naxos of America, Inc. (incorporated by reference from exhibit 10.23 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         10.6 Representation Agreement with Global Icons (incorporated by reference from exhibit 10.31 included with the Company's Form 10-QSB, Amendment No. 1, filed with the SEC on May 18, 2000).
         10.7 License Agreement with Jakks Pacific, Inc. (incorporated by reference from exhibit 10.39 included with the Company's Form 10-KSB, filed with the SEC on April 17, 2001).
         10.8 License Agreement with Catton Apparel Group (incorporated by reference from exhibit 10.40 included with the Company's Form 10-KSB, filed with the SEC on April 17, 2001).
         10.9 License Agreement with J. Wasson Enterprises, Inc. (incorporated by reference from exhibit 10.41 included with the Company's Form 10-KSB, filed with the SEC on April 17,
                  2001).
         10.10 Settlement Agreement (Investment Agreement) with American Public Media Group (formerly known as Minnesota Communications Group) (incorporated by reference from exhibit 10.42 included with the Company's Form 10-KSB, filed with the SEC on April 17, 2001).

   Exhibit No.      Description
   -----------      -----------
         10.11 Settlement Agreement (Shareholders Agreement) withfo American Public Media Group (formerly known as Minnesota Communications Group) (incorporated by reference from exhibit 10.43 included with the Company's Form 10-KSB, filed with the SEC on April 17, 2001).
         10.12 Stock Purchase Agreement with Klaus Moeller dated July 31, 2001 (incorporated by reference from exhibit 4.4 included with the Company's Form S-8, filed with the SEC on August 3, 2001).
         10.13 Stock Purchase Agreement with Michael Meader dated July 31, 2001 (incorporated by reference from exhibit 4.5 included with the Company's Form S-8, filed with the SEC on August 3, 2001).
         10.14 Stock Purchase Agreement with Larry Balaban dated July 31, 2001 (incorporated by reference from exhibit 4.6 included with the Company's Form S-8, filed with the SEC on August 3, 2001).
         10.15 Stock Purchase Agreement with Howard Balaban dated July 31, 2001 (incorporated by reference from exhibit 4.7 included with the Company's Form S-8, filed with the SEC on August 3, 2001).
         10.16 Employment Agreement with Klaus Moeller dated January 3, 2002 (incorporated by reference from exhibit 10.51 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002). This agreement was amended effective October 31, 2003 to increase the term by one year, to grant additional stock options and to provide for salary increases in 2004 and 2005.
         10.17 Employment Agreement with Michael Meader dated January 3, 2002 (incorporated by reference from exhibit 10.52 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002). This agreement was amended effective October 31, 2003 to increase the term by one year, to grant additional stock options and to provide for salary increases in 2004 and 2005.
         10.18 Employment Agreement with Larry Balaban dated January 3, 2002 (incorporated by reference from exhibit 10.53 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002). This agreement was amended effective October 31, 2003 to increase the term by one year, to grant additional stock options and to provide for salary increases in 2004 and 2005.
         10.19 Employment Agreement with Howard Balaban dated January 3, 2002 (incorporated by reference from exhibit 10.54 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002). This agreement was amended effective October 31, 2003 to increase the term by one year, to grant additional stock options and to provide for salary increases in 2004 and 2005.
         10.20 Employment Agreement with Vinko Kovac dated January 3, 2002 (incorporated by reference from exhibit 10.55 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002).
         10.21 Employment Agreement with Julie Ekelund dated April 1, 2002 (incorporated by reference from exhibit 10.56 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002). This agreement was amended effective October 31, 2003 to increase the term by one year, to grant additional stock options and to provide for salary increases in 2004 and 2005.
         10.22 Amended and Restated 1997 Non-Qualified Stock Option Plan (incorporated by reference from exhibit 10.61 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002).
         10.23 Second Amended and Restated 2000 Non-Qualified Stock Option Plan (incorporated by reference from exhibit 10.62 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002).
         10.24 2003 Stock Option Plan (incorporated by reference from exhibit A included with the Company's Proxy Statement, filed with the SEC on June 11, 2003).
         10.25 Form of Incentive Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from exhibit 10.30 included with the Company's Registration Statement (No. 333-108966) on form SB-2 filed with the SEC on September 19,
                  2003).
         10.26 Form of Non-Qualified Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from exhibit
                  10.31 included with the Company's Registration Statement (No. 333-108966) on form SB-2 filed with the SEC on September 19,
                  2003).
         10.27 Form of Executive Stock Payment Agreement dated as of January 3, 2002, with Klaus Moeller, Michael Meader, Larry Balaban and Howard Balaban for stock paid in lieu of $15,000 each of 2001 salary and $30,000 each of 2002 salary (incorporated by reference from exhibit 10.64 included with the Company's Form 10-KSB filed with the SEC on April 3, 2003).

   Exhibit No.      Description
   -----------      -----------
         10.28    Executive Stock Payment Agreement dated as of April 1, 2002, with Julie Ekelund for stock paid in lieu of $30,000 of 2002 salary (incorporated by reference from exhibit 10.33 included with the Company's Registration Statement (No. 333-108966) on
                  form SB-2 filed with the SEC on September 19, 2003).
         10.29    Form of Executive Stock Payment Agreement dated as of June 2,
                  2003, with Klaus Moeller, Michael Meader, Larry Balaban.
                  Howard Balaban and Julie Ekelund for stock and warrants paid in lieu of $20,000 each of 2003 salary (incorporated by
                  reference from exhibit 10.1 included with the Company's Form
                  10-QSB filed with the SEC on August 14, 2003).
         10.30*   Sublease with Citibank (West), FSB for office space in Solana
                  Beach, California.
         10.31*   Sublease with the Meader Family Limited Trust dated December
                  31, 2003 for warehouse facility in Iowa.
         10.32*   Sublease with Ekelund Properties, LLC dated December 31, 2003 for sales offices in Minnesota.
         10.33    Form of Secured Promissory Note and Pledge Agreement dated as of January 3, 2002, for notes receivable for warrants
                  exercised by S G Consulting, Inc., and Algarvida LDA, in the amounts of $415,800 and $312,600, respectively, and for
                  options exercised by Klaus Moeller, Michael Meader, Larry
                  Balaban and Howard Balaban in the amount of $419,500 and by
                  Vinko Kovac in the amount of $100,000 (incorporated by
                  reference from exhibit 10.66 included with the Company's Form
                  10-KSB filed with the SEC on April 3, 2003).
         10.34*   Employment Agreement with Mark Miller dated February 2, 2004.
         10.35*   Form of Secured Promissory Notes for total of $1,150,000
                  issued in last quarter of 2003.
         10.36*   Form of Security Agreement executed in conjunction with 2003
                  Secured Promissory Notes.
         10.37*   Form of Collateral Agent Agreement executed in conjunction with 2003 Secured Promissory Notes.
         10.38*   Form of $1 and $3 Warrants issued in conjunction with 2003
                  Secured Promissory Notes.
         10.39*   Code of Ethics adopted February 27, 2004.
         23*      Consent of independent auditors.
         31.1*    Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act.
         31.2*    Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act.
         32.1*    Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act.
         32.2*    Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act.

*  Filed herewith.

         (b) Reports on Form 8-K.

         We filed a Form 8-K on December 4, 2003 to disclose the issuance of a press release announcing a music license for The Snowman.

         We filed a Form 8-K on December 4, 2003 to disclose the issuance of a press release announcing our financial results for the third quarter ended September 30, 2003, as reported in our 10-QSB filed on November 19, 2003.

         We filed a Form 8-K on February 3, 2004, to disclose various events as follows:

     - The completion of a transaction amending our licensing agreement with Falcon Picture Group to address our sublicense of Falcon's acquisition of a license to use the TV Guide name and loge in connection with a line of DVD products and Mr. Carl Amari's purchase of 1,350,000 restricted shares of Genius common stock for $0.72 per share pursuant to terms reached on October 2, 2003. Mr. Amari is the CEO of Falcon and became a member of our board of directors on October 20, 2003.
         - The issuance of a press release announcing our release of the "AMC Movies" DVD Collection with Falcon Picture Group.
         - The payoff of notes receivable held by the company by certain officers using shares of stock to retire the notes.
         - The issuance of a press release regarding Margaret Loesch's resignation from the board of directors.
         - The issuance of a press release regarding Falcon Picture Group's license with TV Guide for TV Guide branded DVDs that we will distribute.
         - Our request to withdraw our SB-2 Registration Statement filed with the Securities and Exchange Commission on September 19, 2003.

          We filed a Form 8-K on February 20, 2004 to disclose the issuance of a press release announcing the appointment of Mark J. Miller as our Chief Operating Officer.

          We filed a Form 8-K on March 12, 2004, to disclose the issuance of a press release announcing that we had regained from Warner Home Video our right to self-distribute our Baby Genius line of VHS and DVDs.

          We filed a Form 8-K on March 22, 2004, to disclose the issuance of a press release announcing the closing of a $7,000,000 private placement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for our fiscal years ended December 31, 2003 and 2002 by Cacciamatta Accountancy Corporation, our principal accountants in 2003 and 2002, for the audit of our financial statements for each of those years and the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those financial years were $51,260 and $48,798, respectively.

AUDIT-RELATED FEES

         Fees billed by our principal accountants for assurance and related services during our fiscal years ended December 31, 2003 and 2002 were $6,335 and $2,126, respectively.

TAX FEES

         Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2003 and 2002.

OTHER FEES

         Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2003 and 2002, respectively.

AUDIT COMMITTEE APPROVALS

         Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related services, the engagement must be approved by our audit committee or entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

         Our audit committee requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

         We are in the process of adding a financial expert and new independent directors to our audit committee.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 30, 2004
                                          GENIUS PRODUCTS, INC.,
                                                 a Nevada corporation

                                          By:    /s/ Klaus Moeller
                                             -----------------------------------
                                                 Klaus Moeller, Chief Executive
                                                 Officer and Interim Chief
                                                 Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Klaus Moeller                           Chief Executive Officer, Chairman of the           March 30, 2004
---------------------------------------      Board and Interim Chief Financial Officer
Klaus Moeller                                (principal executive officer and
                                             principal financial officer)

 /s/ Larry Balaban                           Director                                           March 30, 2004
---------------------------------------
Larry Balaban

 /s/ Carl Amari                              Director                                           March 30, 2004
---------------------------------------
Carl Amari

 /s/ Nancy Evensen                           Director                                           March 30, 2004
---------------------------------------
Nancy Evensen
