Form 10KSB/A
period 2003-12-31
GENIUS PRODUCTS INC
filed 2004-04-29
CIK 1098016

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

         There were 24,744,257 shares outstanding of the registrant's Common Stock as of April 27, 2004.

         Transitional small business disclosure format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................1

ITEM 10. EXECUTIVE COMPENSATION................................................5

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.......................................7

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................8

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................11

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................15

                                EXPLANATORY NOTE

         This Amendment No. 1 to Form 10-KSB is being filed by Genius Products, Inc. "we" or "us") as an amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 to amend and restate Part III, Items 9-14, in its entirety.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to each of our directors and executive officers as of April 27, 2004.

NAME                    AGE     POSITION
----                    ---     --------

Klaus Moeller           43      Chairman of the Board, Chief Executive Officer,
                                  Interim Chief Financial Officer, Director and Director Nominee
Michael Meader          38      President
Mark J. Miller          52      Chief Operating Officer
Larry Balaban           40      Executive Vice President of Marketing and
                                  Production and Director
Howard Balaban          43      Executive Vice President of New Business
                                  Development
Julie Ekelund           42      Executive Vice President of Sales
Carl Amari              40      Director*
Nancy Evensen           48      Director*

* Member of Audit and Compensation Committees.

         KLAUS MOELLER has served as our Chief Executive Officer and as a Director since October 1997. Mr. Moeller has served as our Interim Chief Financial Officer since May 2001. Mr. Moeller had been the Chairman of the Board and Chief Executive Officer of ITM, which we acquired in October 1997. Mr. Moeller has a background in marketing, advertising, real estate and auditing.

         MICHAEL MEADER has served as our Executive Vice President since April of 1998, and our Executive Vice President - Distribution since January 2002. He was appointed our President in May of 2002. Mr. Meader worked as an outside consultant with us for a number of years prior to joining the Company. His expertise encompasses distribution, category management and service for programs designed for mass-market retailers. From 1994 to 1998, Mr. Meader served as Vice President of Specialty Products at ARAMARK Corporation. While at ARAMARK, he controlled all corporate operations related to ARAMARK's Music Division.

         MARK J. MILLER has served as our Chief Operating Officer since February 2004. Previously, Mr. Miller served as President of Esports Arena from 2002-2003. From 2000-2002, he was President of Boom Buy, an Internet Retailer. At Consolidated Stores, he acted as President from 1988-1989, overseeing buying, marketing and distributing. Mr. Miller previously spent six years at PicNSave as an Executive Vice President for buying. He also was Vice President of Merchandising for the Disney Stores.

         LARRY BALABAN has served as our Executive Vice President of Marketing and Production since January 1999, after having rendered consulting services to us for approximately six months. He was elected to our Board of Directors in July 2001. Before joining Genius, Mr. Balaban was President of Mr. B Productions, a non-traditional marketing firm based in New York City, specializing in TV production, target marketing and membership programs. From 1994-1997, Mr. Balaban was President of Virtual Reality Productions, where he specialized in marketing, and coordinated specialized audio productions for licensed products including Star Trek(TM), The Simpsons and the X-Files. Larry and Howard Balaban are brothers.

         HOWARD BALABAN has served as our Executive Vice President of New Business Development since January 2002. He was previously appointed Senior Vice President of Sales in January 1999 after having rendered consulting services to us for just over six months. Prior to his appointment, Mr. Balaban was a sales and marketing consultant to various companies. From 1994-1997, Mr. Balaban was Senior Vice President of Business Development for Future Call, Inc., a prepaid telephone card company that he co-founded with William Shatner, and which held the rights to all Star Trek(TM) properties associated with prepaid phone cards. From 1991-1995, he was the Chief Executive Officer of 3B Telecommunications, a company he founded and which acted as a master agent for telecom networks reselling phone time and telecom services. Howard and Larry Balaban are brothers.

         JULIE EKELUND was appointed as our Executive Vice President of Sales in April 2002 after having rendered consulting services to us for a year. She has also worked in sales with Ekelund & Associates since 1994.

         CARL AMARI was appointed a Director in October 2003. Mr. Amari currently serves as CEO and President of Falcon Picture Group LLC, a company he founded that specializes in the distribution of classic film and television programming. In 1985, he founded Radio Spirits, Inc., a licensor and distributor of nostalgia radio content. He sold this company to the public company MediaBay in 1998, serving as President of the Radio Spirits subsidiary until he founded Falcon Picture Group in 2001.

         NANCY EVENSEN was appointed to our Board of Directors in May 2002. Ms. Evensen joined North American Membership Group, a club-based affinity marketing and publishing company in 1994 as Senior Vice President of Marketing to oversee all marketing functions. She has served as President and CEO at North American Membership Group since 1999. Ms. Evensen was previously a Senior Vice President of Marketing at Nordic Track, after starting her career at Fingerhut and later moving to CVN Companies, a home shopping and mail order business that was sold to QVC.

         During fiscal year 2003, the Board held five meetings. All directors attended at least 75% of the meetings held by the Board of Directors and the committees on which he or she served during 2003, except for Deborah Law Cross and Margaret Loesch who each attended two of the three Audit Committee meetings, and Nancy Evensen who attended one of the three meetings held by the Audit Committee. Directors do not receive cash compensation for their services as directors but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. For the last two quarters of fiscal year 2001 and the first two quarters of fiscal year 2002, each director received 2,000 restricted shares of our common stock for each quarter of service on the Board. A total of 24,000 shares was awarded at a value of $1.30 per share, 8,000 shares each to Klaus Moeller and Larry Balaban, who were members of the Board at that time.

         Each director appointed on or after April 2002 who is not also an officer received an option to purchase 10,000 shares of our common stock for joining the Board. David Anderson, Richard Bermingham and Nancy Evensen, each appointed to the Board on May 13, 2002, received options with an exercise price of $2.59 per share which was the closing price of our common stock on May 13, 2002, the date of the grant.

         At our 2002 Annual Meeting, each director who is not also an officer received an option to purchase 25,000 shares of our common stock for a year of service on the Board. These options vest following the year of service. The exercise price for options granted to David Anderson, Richard Bermingham, Deborah Law Cross, Nancy Evensen and Margaret Loesch was $1.53 per share, which was the closing price of our common stock on July 8, 2002, the date of the grant.

         At our 2003 Annual Meeting, each director who is not also an officer received an option to purchase 25,000 shares of our common stock for a year of service on the Board. These options vest following the year of service. The exercise price for options granted to David Anderson, Richard Bermingham, Nancy Evensen and Margaret Loesch was $1.13 per share, which was the closing price of our common stock on July 7, 2003, the date of the grant. David Anderson, Richard Bermingham and Margaret Loesch resigned from the Board in the last quarter of 2003 for personal reasons.

         On October 20, 2003, Carl Amari was granted a vested option to purchase 10,000 shares of our common stock his appointment to the Board and an option to purchase 17,877 shares of our common stock for service on the Board until the next annual meeting (the grant of an option to purchase 25,000 shares of common stock for a year's service on the Board granted to other directors was prorated for the remainder of the term of service). The option for board service vests at the anniversary date of the prior year's annual meeting. The exercise price for these options was $1.40 per share, which was the closing price of our common stock on October 20, 2003, the date of the grant.

         On October 31, 2003, the Compensation Committee authorized the grant of options for Board service to directors who are also officers (Klaus Moeller and Larry Balaban). The committee also authorized an increase in the annual option grant to directors, including directors who are also officers. This increase from an annual option grant to purchase 25,000 shares of our common stock to an option to purchase 37,500 shares of our common stock was prorated for the remainder of the directors' year of service and will vest on the anniversary date of the prior year's annual meeting. Carl Amari and Nancy Evensen each received an option to purchase 8,562 shares of common stock. Larry Balaban and Klaus Moeller each received an option to purchase 25,685 shares of our common stock. The exercise price for each option was $1.50 per share. The closing price of our common stock on October 31, 2003, the date of the grant, was $1.36.

         Carl Amari is the President and CEO of Falcon Picture Group, LLC. Falcon has received payments of approximately $663,650 in 2003 under two licensing agreements, the first for the distribution of Bozo videos and DVDs dated November 12, 2002, and the second for the licensing and distribution of various Falcon properties on video and DVD dated September 8, 2003. We also issued 70,922 restricted shares of our common stock to Falcon under the September 2003 license agreement for the option to purchase Falcon's assets before September 8, 2006. On December 22, 2003, we completed a transaction amending our September 8, 2003 licensing agreement with Falcon to address Falcon's acquisition of a license to use the TV GUIDE name and logo in connection with the development, marketing and sale, throughout the United States, of a full line of DVD products featuring classic television content from 1946 through 1989. The terms for this amendment were reached on October 2, 2003. For his part in the negotiations for this acquisition and the completion of the transaction, Carl Amari purchased 1,350,000 restricted shares of Genius common stock on December 22, 2003 at the price of $0.72 per share.

         Directors and executive officers are elected annually.

         The Board of Directors has a Compensation Committee whose members are currently Carl Amari and Nancy Evensen. The Compensation Committee held five meetings during 2003. The Board also has an Audit Committee that reviews the results and scope of the audit and other accounting-related matters. The Audit Committee held three meetings during 2003 but has not held any meetings since August 2003 pending the appointment of a new chairperson, a financial expert and additional independent directors. The members of the Audit Committee are currently Carl Amari and Nancy Evensen. Nancy Evensen is the only independent Audit Committee member. A Nominating Committee has not been established due to the small size of the company and our Board. Until a Nominating Committee is established the nominating decisions are made by the Board. The Board of Directors does not currently have an audit committee financial expert. The Board is actively seeking independent directors and a suitable director candidate who would become the financial expert for the Audit Committee. The Board seeks candidates with mature business judgment, financial acumen and may also seek specific industry or technical skills that can complement those held by management. The Board also requires high ethical standards and successful experience with public and growth companies.

AUDIT COMMITTEE CHARTER

         Our Board of Directors has previously adopted a written charter for the Audit Committee, which established operating guidelines for the Audit Committee.

CODE OF ETHICS

         We adopted a Code of Ethics on February 27, 2004, that applies to our principal executive officer, principal financial officer and controller or principal accounting officer, or persons performing similar functions.
The Code of Ethics is filed as an exhibit to this Annual Report.

                  COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         Late filings of Forms 3 and 4 were made as follows: (i) a Form 3 filing for Carl Amari due on October 22, 2003; (ii) Form 4s for Carl Amari due on November 4, 2003, and December 24, 2003; (iii) Form 4s for Klaus Moeller, Michael Meader, Larry Balaban, Howard Balaban and Julie Ekelund for due on June 4, 2003 and November 4, 2003; (iv) Form 4s for Nancy Evensen due on July 9, 2003, and November 4, 2003; (v) Form 4s for David Anderson (a former director) due on May 29, 2003, and July 9, 2003; (vi) Form 4s for Richard Bermingham (a former director) due on July 9, 2003; and (vii) a Form 4 for Margaret Loesch (a former director) due on July 9, 2003. No other person, who, at any time during the year ended December 31, 2003, was a director, officer or beneficial owner of more than 10 percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 and 4 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2003. The foregoing is based solely upon a review of Form 3 and 4 filings furnished to us during the year ended December 31, 2003, and certain written representations from officers, directors and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares.

ITEM 10. EXECUTIVE COMPENSATION

         Our compensation and benefits program is designed to attract, retain and motivate employees to operate and manage the Company for the best interests of its constituents.

         Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for our goals and achievements. The compensation philosophy is based on a base salary, with opportunity for significant bonuses to reward outstanding performance and a stock option program.

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth compensation information for services rendered to us by certain executive officers in all capacities, other than as directors, during each of the prior three fiscal years. Other than as set forth below, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. This table does not include stock and options granted to certain executives for service as directors which is described above under "Director Compensation". Shares issued in lieu of compensation are listed in the year the salary was due.

                           SUMMARY COMPENSATION TABLE*

                                                 Annual Compensation          Long-Term Compensation
                                                ---------------------- ------------------------------------
                                                                                 Awards            Payouts
                                                                       -------------------------  ---------
                                                                                                              All Other
                                                                                                             Compensation
                                                                       Restricted    Securities                   $
                                                          Other Annual   Stock       Underlying     LTIP     -----------
                                     Salary       Bonus   Compensation   Awards      Option/SARs    Payouts     (Car
   Name and Position      Year         $            $          $            $        and Warrants      $      Allowance)
------------------------  ----    ------------  --------  ------------ ------------  -------------  -------  ------------
Klaus Moeller             2003      150,000(1)   45,000        0         28,572(1)     572,000(1)      0         9,000
CEO and Interim CFO       2002      150,000(1)        0        0         47,619(1)     450,000         0         9,000
                          2001      150,000(1)        0        0        117,560(1)     200,000         0         5,000

Michael Meader            2003      150,000(2)   15,000        0         28,572(2)     468,000(2)      0         9,000
President, formerly       2002      150,000(2)        0        0         47,619(2)     450,000         0         9,000
Executive Vice            2001      150,000(2)        0        0         42,560(2)     200,000         0         5,000
President -
Distribution and
Executive Vice President

Larry Balaban             2003      150,000(3)   15,000        0         28,572(3)     427,500(3)(4)   0         9,000
Executive VP of           2002      150,000(3)        0        0         47,619(3)(4)  450,000         0         9,000
Marketing and             2001      150,000(3)        0        0         42,560(3)     200,000         0         5,000
Production

Howard Balaban            2003      150,000(3)   15,000        0         28,572(3)     427,500(3)      0         9,000
Executive VP of New       2002      150,000(3)        0        0         47,619(3)     450,000         0         9,000
Business Development      2001      150,000(3)        0        0         42,560(3)     200,000         0         5,000

Julie Ekelund             2003      150,000(5)   15,000        0         28,572(5)     427,500(5)      0         9,000
Executive VP of Sales     2002      150,000(5)        0        0         20,000(5)     450,000         0         9,000

                    Prior year not applicable as Ms. Ekelund's employment commenced on April 1, 2002.

* The number of shares and share prices disclosed reflect the reverse stock split which occurred on April 10, 2001.

(1) During 2001, in response to the Company's limited cash flow, Mr. Moeller accepted $75,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock on January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement, Mr. Moeller was issued 93,750 shares of stock on June 10, 2001. Mr. Moeller received 23,810 shares for an additional $15,000 of unpaid 2001 salary and agreed to accept 47,619 shares as a signing bonus for entering into a three-year employment agreement as of January 3, 2002, with a $30,000 reduction of 2002 salary. These issuances were made as of January 3, 2002, at $0.63 per share. During 2003, in response to the Company's limited cash flow, Mr. Moeller accepted $20,000 of his 2003 salary in exchange for 28,572 shares of common stock valued at $0.70 per share and a five-year warrant to purchase 28,572 shares of common stock at an exercise price of $1.40. These issuances were made as of June 2, 2003, at the same price of a private placement that was ongoing at that time. For his service as a director, Mr. Moeller received (i) 12,000 shares of common stock on July 31, 2001, for service for the six quarters prior to the date of grant (2,000 shares per quarter); (ii) 8,000 shares of common stock on August 23, 2002, for service for the four quarters prior to the date of grant (2,000 shares per quarter); and (iii) on October 31, 2003, an option to purchase 25,685 shares of common stock at an exercise price of $1.50 per share, as further described under "Director Compensation", above.

(2) During 2001, in response to the Company's limited cash flow, Mr. Meader accepted $15,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock as of January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement, Mr. Meader was issued 18,750 shares of common stock on June 10, 2001. Mr. Meader received 23,810 shares for an additional $15,000 of unpaid 2001 salary and agreed to accept 47,619 shares as a signing bonus for entering into a three-year employment agreement as of January 3, 2002, with a $30,000 reduction of 2002 salary. These issuances were made as of January 3, 2002, at $0.63 per share. During 2003, in response to the Company's limited cash flow, Mr. Meader accepted $20,000 of his 2003 salary in exchange for 28,572 shares of common stock valued at $0.70 per share and a five-year warrant to purchase 28,572 shares of common stock at an exercise price of $1.40. These issuances were made as of June 2, 2003, at the same price of a private placement that was ongoing at that time.

(3) During 2001, in response to the Company's limited cash flow, Mr. Larry Balaban and Mr. Howard Balaban each accepted $15,000 of unpaid 2001 salary in the form of shares of common stock based upon the closing price of the common stock as of January 2, 2001, which was $0.80 (as adjusted for the April 10, 2001 reverse stock split). Pursuant to this agreement, each was issued 18,750 shares of common stock on June 10, 2001. Mr. Larry Balaban and Mr. Howard Balaban each received 23,810 shares for an additional $15,000 of unpaid 2001 salary and agreed to accept 47,619 shares as a signing bonus for entering into a three-year employment agreement as of January 3, 2002, with a $30,000 reduction of 2002 salary. These issuances were made as of January 3, 2002, at $0.63 per share. During 2003, in response to the Company's limited cash flow, Mr. Larry Balaban and Mr. Howard Balaban each accepted $20,000 of his 2003 salary in exchange for 28,572 shares of common stock valued at $0.70 per share and a five-year warrant to purchase 28,572 shares of common stock at an exercise price of $1.40. These issuances were made as of June 2, 2003, at the same price of a private placement that was ongoing at that time.

(4) For his service as a director, Mr. Larry Balaban received (i) 8,000 shares of common stock on August 23, 2002, for service for the four quarters prior to the date of grant (2,000 shares per quarter); and (ii) on October 31, 2003, an option to purchase 25,685 shares of common stock at an exercise price of $1.50 per share, as further described under "Director Compensation", above.

(5) Ms. Ekelund agreed to accept 20,000 shares of common stock as a signing bonus for entering into a three-year employment agreement as of April 1, 2002, with a $30,000 reduction of 2002 salary. This issuance was made as of April 1, 2002, at $1.50 per share. The table reflects Ms. Ekelund's annual salary of $150,000. She received compensation for nine months in 2002. During 2003, in response to the Company's limited cash flow, Ms. Ekelund accepted $20,000 of her 2003 salary in exchange for 28,572 shares of common stock valued at $0.70 per share and a five-year warrant to purchase 28,572 shares of common stock at an exercise price of $1.40. These issuances were made as of June 2, 2003, at the same price of a private placement that was ongoing at that time.

         The following table sets forth the options granted, if any, to the persons named in the "Summary Compensation Table" during the Company's fiscal year ended December 31, 2003. This table does not include the warrant to purchase 28,572 shares of common stock granted to each executive in lieu of $20,000 of 2003 salary or options granted to certain executives also serving as directors as described above.


                              OPTION/SAR GRANTS IN LAST FISCAL YEAR*

                                         INDIVIDUAL GRANTS

                        Number of           Percent of Total
                        Securities            Options/SARs
                        Underlying             Granted to
                       Options/SARs        Employees in Fiscal      Exercise or Base
    Name                Granted (#)              Year (%)             Price ($/SH)        Expiration Date
    ----                -----------              --------             ------------        ---------------
Klaus Moeller            572,000                    23                 $1.50             October 31, 2013
Michael Meader           468,000                    19                  1.50             October 31, 2013
Larry Balaban            427,500                    17                  1.50             October 31, 2013
Howard Balaban           427,500                    17                  1.50             October 31, 2013
Julie Ekelund            355,500                    14                  1.50             October 31, 2013

* The number of shares and share prices disclosed reflect the reverse stock split which occurred on April 10, 2001.

         The following table sets forth information concerning the exercise of stock options by each person named in the "Summary Compensation Table" during our fiscal year ended December 31, 2003, and the value of all exercisable and unexercisable options at December 31, 2003. This table includes options granted on October 31, 2004, to Klaus Moeller and Larry Balaban for service as directors. This table does not include warrants.

                            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                         FISCAL YEAR-END OPTION VALUES

                      Number of Securities Underlying       Value of Unexercised In-The-Money Options
                     Unexercised Options at FY-End (#)                  at FY-End ($) (1)
                     ---------------------------------      -----------------------------------------
  Name                Exercisable       Unexercisable          Exercisable          Unexercisable
  ----                -----------       -------------          -----------          -------------
Klaus Moeller           622,000            425,685               $883,000              $556,185
Michael Meader          518,000            400,000               $779,000              $530,500
Larry Balaban           477,500            425,685               $738,500              $556,185
Howard Balaban          477,500            400,000               $738,500              $530,500
Julie Ekelund           415,000            400,000               $666,000              $530,500

 (1) Based on the closing price for our common stock at the close of market on December 31, 2003. On December 31, 2003, the price of our common stock was $2.50. The lowest exercise price of any outstanding option at December 31, 2003, was $0.63.

         All of the above executives signed three-year employment agreements which commenced as of January 3, 2002, except for Julie Ekelund, whose agreement commenced as of April 1, 2002. These employments were extended until January 2, 2006, pursuant to an amendment to each agreement as of October 31, 2003. See "Certain Relationships and Related Transactions."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of April 27, 2004, by (i) each person who is known by us to own beneficially more than 5% of common stock,
(ii) each of our directors and executive officers and (iii) all of our officers and directors as a group. Except as otherwise listed below, the address of each person is c/o Genius Products, Inc., 740 Lomas Santa Fe, Suite 210, Solana Beach, California 92075.

                                                               Shares Beneficially Owned (1)
                                                               -----------------------------
               Name and Address of Owner                        Number            Percent (2)
               -------------------------                        ------            -----------

Klaus Moeller, Director, Chairman of the Board, Chief          1,325,233 (3)          5.22
   Executive Officer and Interim Chief Financial Officer
Carl Amari, Director                                           1,430,922 (4)          5.78
Nancy Evensen, Director                                           35,000 (5)      Less than 1
Michael Meader, President                                      1,123,733 (6)          4.44
Mark J. Miller, Chief Operating Officer                                0          Less than 1
Larry Balaban, Executive Vice President, Director                983,731 (7)          3.90
Howard Balaban, Executive Vice President                         971,190 (8)          3.85
Julie Ekelund, Executive Vice President                          812,875 (9)          3.21

All officers and directors as a group (8 persons)              6,682,684             24.23
____________________

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 27, 2004, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Percentages are based on 24,744,257 shares of common stock outstanding which does not include 6,665,919 shares of common stock issuable upon the exercise of outstanding options (other than as described in footnote 1 above) and 11,811,471 shares of common stock issuable upon the exercise of outstanding warrants.

(3) Includes 90,000 shares held by Shelly Moeller (as her sole property), who is the wife of Klaus Moeller and 75,000 shares held by Dorian Lowell as custodian for 37,500 shares each for Tia and Hayden Moeller. Tia Moeller is the daughter of Klaus Moeller. Hayden Moeller is the son of Klaus Moeller. Excludes 543,787 shares held by Algarvida LDA, an entity controlled by Isable Moeller, who is the sister of Klaus Moeller. Mr. Moeller disclaims all beneficial ownership of such shares. Also includes an option to purchase 300,000 shares expiring on January 3, 2012, with an exercise price of $0.63 per share; an option to purchase 322,000 shares expiring on October 31, 2013, with an exercise price of $1.50 per share and a warrant to purchase 28,572 shares expiring on June 2, 2008, with an exercise price of $1.40 per share.

(4) Includes 70,922 shares held by Falcon Picture Group, LLC. Mr. Amari is the CEO and President of Falcon. Also includes an option to purchase 10,000 shares expiring on October 20, 2013, with an exercise price of $1.40 per share.

(5) Includes an option to purchase 10,000 shares expiring on May 13, 2012, with an exercise price of $2.59 per share and an option to purchase 25,000 shares expiring on July 7, 2012, with an exercise price of $1.53 per share.

(6) Includes 25,000 shares held by Suzanne Meader, who is the wife of Michael Meader. Also includes an option to purchase 300,000 shares expiring on January 3, 2012, with an exercise price of $0.63 per share; an option to purchase 218,000 shares expiring on October 31, 2013, with an exercise price of $1.50 per share and a warrant to purchase 28,572 shares expiring on June 2, 2008, with an exercise price of $1.40 per share.

(7) Includes an option to purchase 300,000 shares expiring on January 3, 2012, with an exercise price of $0.63 per share; an option to purchase 177,500 shares expiring on October 31, 2013, with an exercise price of $1.50 per share and a warrant to purchase 28,572 shares expiring on June 2, 2008, with an exercise price of $1.40 per share.

(8) Includes an option to purchase 300,000 shares expiring on January 3, 2012, with an exercise price of $0.63 per share and an option to purchase 177,500 shares expiring on October 31, 2013, with an exercise price of $1.50 per share.

(9) Includes an option to purchase 10,000 shares expiring on July 1, 2006, with an exercise price of $0.80 per share; an option to purchase 300,000 shares expiring on January 3, 2012, with an exercise price of $0.63 per share; a warrant to purchase 162,000 shares expiring on April 1, 2007, with an exercise price of $0.63 per share and a warrant to purchase 28,572 shares expiring on June 2, 2008, with an exercise price of $1.40 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The number of shares and share prices disclosed below reflect the reverse stock split which occurred on April 10, 2001.

         Mark J. Miller entered into a one-year employment agreement with us to act as our Chief Operating Officer effective February 2, 2004. Under the employment agreement, Mr. Miller was awarded a signing bonus of $20,000 and is entitled to an annual salary of $173,000 and a grant of an option to purchase 150,000 shares of common stock which vest on February 1, 2005. The option is exercisable for a period of 10 years from the date of grant at an exercise price of $2.55 per share, the market price on the date of grant. Under the term of this employment agreement, after the first three months of the agreement, if Mr. Miller dies or is terminated without cause (as defined in the employment agreement), he will receive six months of salary as severance pay. Severance pay under this employment agreement is due and payable in full immediately upon Mr. Miller's termination or death.

         On January 22, 2004, the officers' notes receivable held by Genius Products as subscriptions receivable were paid off by tendering shares of Genius Products common stock pursuant to the terms of the notes. The balance of each note at the time of the payoff was approximately $471,219. Klaus Moeller and Michael Meader each tendered 168,052 shares to retire their loans. Larry Balaban and Howard Balaban tendered 170,405 shares and 174,883 shares, respectively, tendering additional shares to retire advances in the amount of approximately $6,600 and $19,153, respectively, previously made to them.

         On January 22, 2004, certain notes receivable held by Genius Products as subscriptions receivable were paid off by tendering shares of Genius Products common stock pursuant to the terms of the notes. 1,285,200 restricted shares were previously issued upon the conversion of certain warrants. The warrant exercise price was paid by secured promissory notes totaling $728,400 with two related parties. Of the total, 660,000 shares with an exercise price of $0.63 each ($312,600 total) were issued to S G Consulting Inc., an entity controlled by Sean Goodchild, who was the owner of more than 5% of our common stock when these shares were included in his ownership. The balance of 625,200 shares with an exercise price of $0.50 each ($415,800 total) were issued to Algarvida LDA, an entity that is controlled by Isabel Moeller, who is the sister of our Chief Executive Officer, Klaus Moeller. Mr. Goodchild and Ms. Moeller tendered 164,346 and 123,556 shares, respectively, in repayment of the balance of the loans in the amount of approximately $460,826 and $346,451, respectively.

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

         Effective January 3, 2002, we entered into new three-year employment agreements with Klaus Moeller, our Chief Executive Officer, Chairman of the Board, Interim Chief Financial Officer and a Director and Director Nominee; Michael Meader, our President and former Executive Vice President - Distribution; Larry Balaban, our Executive Vice President of Marketing and Production and a Director and Director Nominee; and Howard Balaban, our Executive Vice President of New Business Development. Effective April 1, 2002, we entered into a three-year employment agreement with Julie Ekelund, our Executive Vice President. Under each employment agreement, the senior executive is entitled to an annual salary of $150,000 and was granted an option to purchase 450,000 shares of common stock which vest one-third each year beginning on December 31, 2002. The options granted are exercisable for a period of 10 years from the date of grant at an exercise price of $0.63 per share, the market price on the date of grant. Under these employment agreements, if the senior executive died or was terminated without cause (as defined in the employment agreement) during the first year of the employment agreement, the senior executive would have received twenty-four months of salary as severance pay. If the senior executive died or was terminated without cause during the second year of the employment agreement, the senior executive would have received eighteen months of salary as severance pay. If the senior executive dies or is terminated without cause during the third year of the employment agreement, the senior executive will receive twelve months of salary as severance pay. Severance pay under these employment agreements is due and payable in full immediately upon death or termination of the senior executive. If we were required to make payments under the severance pay provisions contained in one or more of these employment agreements, such would have a material adverse effect upon our liquidity and results of operations.

         Effective October 31, 2003, the above employment agreements were amended to (i) extend the expiration date until January 2, 2006, (ii) to increase annual salaries as described below, and (iii) to grant to each senior executive a ten-year stock option to purchase 250,000 shares of the Company's common stock, par value $.001 per share (the "Shares") at an exercise price of $1.50 per share, of which 50,000 shares will vest on December 31, 2004, and 200,000 shares will vest on December 31, 2005.

                                         2004 SALARY      2005 SALARY
                                         -----------      -----------
                Klaus Moeller             $222,500         $244,750
                Mike Meader               $197,500         $217,250
                Howard Balaban            $172,500         $189,750
                Larry Balaban             $172,500         $189,750
                Julie Ekelund             $172,500         $189,750

         Effective October 1, 2003, we entered into a sales representative agreement with Greg Meader, the brother of Michael Meader. The agreement is for an automatically renewable one-year term. Greg Meader will receive a 5% commission for sales of Genius' products to certain accounts in North America.

         On March 1, 2000, we entered into a Consulting Agreement with Gerald Edick which included a rescission of a severance letter of October 26, 1999. Pursuant to the Consulting Agreement, Mr. Edick has irrevocably revoked his rights to the cash bonus and other benefits under the severance letter. Under the Consulting Agreement, Mr. Edick received an option to purchase 187,500 shares of our common stock. Mr. Edick also was to be paid $14,500 per month from March 1 through September 30, 2000, in consideration for investor relations and fundraising services to be performed by him. All payments due to Mr. Edick have been settled for $67,000 and our agreement for his option to purchase 187,500 shares of our common stock to remain fully vested and exercisable until January 7, 2007, at an exercise price of $5.00 per share.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

                                                                                      Number of Securities Remaining
                              Number of Securities To         Weighted-Average         Available for Future Issuance
                              Be Issued upon Exercise        Exercise Price of           under Equity Compensation
                              of Outstanding Options,       Outstanding Options,        Plans (Excluding Securities
      Plan Category            Warrants and Rights(1)      Warrants and Rights(2)     Reflected in the Second Column)
--------------------------    -------------------------    -----------------------    --------------------------------
Equity Compensation
Plans Approved by                    6,665,919                     $1.33                        168,926(3)
Shareholders

                                        None                   Not Applicable                  5,000,000(4)
Equity Compensation
Plans Not Approved by
Shareholders

(1) 462,750 shares issuable upon exercise of outstanding options granted under the 1997 Stock Option Plan; 5,203,169 shares issuable upon exercise of outstanding options granted under the 2000 Stock Option Plan; and 1,000,000 shares issuable upon exercise of outstanding options granted under the 2003 Stock Option Plan.

(2)  Option exercise prices range from $0.63 to $13.60.

(3) Reflects shares issuable under the Second 2000 Amended and Restated 2000 Non-Qualified Stock Option Plan.

(4) A 2004 Stock Option Plan is currently being drafted. Upon Board and shareholder approval, up to 5,000,000 shares will be issuable under this plan. The plan will vest broad discretionary power in the Board or a subcommittee of the Board, including the power to (i) select eligible optionees to be granted stock options, (ii) set the option exercise price (subject to certain restrictions), (iii) establish the duration of each option (not to exceed ten years), (iv) specify the method of exercise, and
     (v) designate the medium and time of payment.

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

   Exhibit No.      Description
   -----------      -----------
         10.28    Executive Stock Payment Agreement dated as of April 1, 2002, with Julie Ekelund for stock paid in lieu of $30,000 of 2002 salary (incorporated by reference from exhibit 10.33 included with the Company's Registration Statement (No. 333-108966) on
                  form SB-2 filed with the SEC on September 19, 2003).
         10.29    Form of Executive Stock Payment Agreement dated as of June 2,
                  2003, with Klaus Moeller, Michael Meader, Larry Balaban.
                  Howard Balaban and Julie Ekelund for stock and warrants paid in lieu of $20,000 each of 2003 salary (incorporated by
                  reference from exhibit 10.1 included with the Company's Form
                  10-QSB filed with the SEC on August 14, 2003).
         10.30    Sublease with Citibank (West), FSB for office space in Solana
                  Beach, California.
         10.31    Sublease with the Meader Family Limited Trust dated December
                  31, 2003 for warehouse facility in Iowa.
         10.32    Sublease with Ekelund Properties, LLC dated December 31, 2003 for sales offices in Minnesota.
         10.33    Form of Secured Promissory Note and Pledge Agreement dated as of January 3, 2002, for notes receivable for warrants
                  exercised by S G Consulting, Inc., and Algarvida LDA, in the amounts of $415,800 and $312,600, respectively, and for
                  options exercised by Klaus Moeller, Michael Meader, Larry
                  Balaban and Howard Balaban in the amount of $419,500 and by
                  Vinko Kovac in the amount of $100,000 (incorporated by
                  reference from exhibit 10.66 included with the Company's Form
                  10-KSB filed with the SEC on April 3, 2003).
         10.34    Employment Agreement with Mark Miller dated February 2, 2004.
         10.35    Form of Secured Promissory Notes for total of $1,150,000
                  issued in last quarter of 2003.
         10.36    Form of Security Agreement executed in conjunction with 2003
                  Secured Promissory Notes.
         10.37    Form of Collateral Agent Agreement executed in conjunction with 2003 Secured Promissory Notes.
         10.38    Form of $1 and $3 Warrants issued in conjunction with 2003
                  Secured Promissory Notes.
         10.39    Code of Ethics adopted February 27, 2004.
         10.40*   Amendment to Employment Agreement with Klaus Moeller dated
                  October 31, 2003.
         10.41*   Amendment to Employment Agreement with Michael Meader dated
                  October 31, 2003.
         10.42*   Amendment to Employment Agreement with Howard Balaban dated
                  October 31, 2003.
         10.43*   Amendment to Employment Agreement with Larry Balaban dated
                  October 31, 2003.
         10.44*   Amendment to Employment Agreement with Julie Ekelund dated
                  October 31, 2003.
         23*      Consent of independent auditors.
         31.1*    Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act.
         31.2*    Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act.
         32.1*    Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act.
         32.2*    Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act.

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

Date: April 29, 2004
                                      GENIUS PRODUCTS, INC.,
                                      a Nevada corporation

                                      By: /s/ Klaus Moeller
                                          --------------------------------------
                                          Klaus Moeller, Chief Executive Officer
                                            and Interim Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Klaus Moeller               Chief Executive Officer, Chairman of the           April 29, 2004
---------------------------     Board and Interim Chief Financial Officer
Klaus Moeller                   (principal executive officer and
                                principal financial officer)

/s/ Larry Balaban               Director                                           April 29, 2004
---------------------------
Larry Balaban

/s/ Carl Amari                  Director                                           April 29, 2004
---------------------------
Carl Amari

/s/ Nancy Evensen               Director                                           April 29, 2004
---------------------------
Nancy Evensen

                                       16