Form 10QSB
period 2004-03-31
GENIUS PRODUCTS INC
filed 2004-05-17
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   Form 10-QSB
                              --------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004

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

                          740 LOMAS SANTA FE, SUITE 210
                             SOLANA BEACH, CA 92075
                    (Address of principal executive officers)

                                 (858) 793-8840
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 24,438,163 shares outstanding of the issuer's Common Stock as of May 14, 2004.

Transitional small business disclosure format (check one): Yes [ ]  No [X]

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I Financial Information                                                 3

     Item 1  Financial Statements                                            3

     Condensed Consolidated Balance Sheet at March 31, 2004 (unaudited) 3 Condensed Consolidated Statements of Operations for the Three
        Months Ended March 31, 2004 and 2003 (unaudited)                     4
     Condensed Consolidated Statements of Cash Flow for the Three
        Months Ended March 31, 2004 and 2003 (unaudited)                     5
     Notes to Condensed Consolidated Financial Statements (unaudited)        6

     Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            8

     Item 3  Controls and Procedures                                         10

PART II Other Information

     Item 1  Legal Proceedings                                               10

     Item 2  Changes in Securities and Use of Proceeds                       11

     Item 3  Defaults Upon Senior Securities                                 11

     Item 4  Submission of Matters to a Vote of Security Holders             11

     Item 5  Other Information                                               12

     Item 6  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           MARCH 31, 2004
                                                                           -------------
ASSETS

Current assets
    Cash and equivalents                                                   $  6,030,401
    Accounts receivable, net of allowance for doubtful accounts
        and sales returns of $193,648                                         2,330,113
    Inventories                                                               1,426,721
    Prepaid royalties                                                           365,377
    Prepaid expenses                                                            158,443
                                                                           -------------

             Total current assets                                            10,311,055

    Property and equipment, net of accumulated depreciation of $157,380         206,043
    Production masters, net of accumulated amortization of $461,150           1,532,425
    Patents and trademarks, net of accumulated amortization of $33,788          107,531
    Deposits and other                                                          168,186
                                                                           -------------

                                                                           $ 12,325,240
                                                                           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable                                                          $    855,001
    Accounts payable                                                          2,433,121
    Accrued payroll and related expenses                                         81,710
    Debentures payable                                                           50,750
    Accrued expenses                                                            150,418
    Payable on terminated contract                                              300,000
                                                                           -------------

             Total current liabilities                                        3,871,000

    Redeemable common stock                                                     497,221

    Commitments and contingencies                                                    --

Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized;
        24,399,421 shares outstanding                                            24,399
    Preferred stock, $.001 par value; 10,000,000 shares
        authorized; 0 shares outstanding                                             --
    Additional paid-in capital                                               24,262,365
    Accumulated deficit                                                     (16,329,745)
                                                                           -------------

             Total stockholders' equity                                       7,957,019
                                                                           -------------

                                                                           $ 12,325,240
                                                                           =============

        The accompanying notes are an integral part of these statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED) FOR THE THREE
                                  MONTHS ENDED

                                                              MARCH 31,
                                                   -----------------------------
                                                       2004             2003
                                                   -------------   -------------
Revenues:

        Audio                                      $    778,603    $    499,112
        DVD and VHS                                   2,497,044              --
        Royalties, licensing and other                   49,050         123,390
                                                   -------------   -------------
Gross revenues                                        3,324,697         622,502
        Sales returns, discounts and allowances        (193,308)        (71,955)
                                                   -------------   -------------
            Net revenues                              3,131,389         550,547
                                                   -------------   -------------

Costs and expenses
     Cost of revenues:
        Audio                                           342,724         191,014
        DVD and VHS                                   1,601,410              --
        Other                                            45,032          58,211
        Warehouse expenses                               51,458          16,694
     Sales and marketing                                476,333         203,607
     Product development                                276,058         111,805
     General and administrative                         989,124         441,161
                                                   -------------   -------------

     Total costs and expenses                         3,782,139       1,022,492
                                                   -------------   -------------

     Loss from operations                              (650,750)       (471,945)

Other income (expense)                                       --           1,207
Interest expense                                       (147,002)         (8,047)
                                                   -------------   -------------

     Loss before provision for income taxes            (797,752)       (478,785)

Provision for income taxes                                  800             800
                                                   -------------   -------------

     Net loss                                      $   (798,552)   $   (479,585)
                                                   =============   =============

Basic and diluted loss per common share:
     Net loss per share                            $      (0.04)   $      (0.03)
                                                   =============   =============

     Basic and diluted weighted average shares       20,697,233      15,890,544
                                                   =============   =============

        The accompanying notes are an integral part of these statements.

                          GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED) FOR THE THREE MONTHS ENDED

                                                                                            MARCH 31,
                                                                                   ---------------------------
                                                                                       2004           2003
                                                                                   ------------   ------------
Cash flows from operating activities
     Net loss                                                                      $  (798,552)   $  (479,585)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                 104,373         52,394
         Change in allowance for doubtful accounts and provision for returns            11,051         17,270
         Common stock issued for services                                               33,000         41,000
         Stock options granted to non-employees for services                           157,383         52,888
         Return and cancellation of stock issued for the remastering of movies        (350,000)            --
         Interest expense on redeemable common stock                                     6,289          6,289
         Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                                        (1,019,166)        20,849
         Inventories                                                                  (596,437)       (61,027)
         Prepaid royalties                                                              10,666          9,038
         Prepaid expenses and deposits                                                 315,966       (144,091)
         Increase (decrease) in:
         Accounts payable                                                            1,351,507        105,057
         Accrued payroll & related items                                                15,938          2,086
         Accrued expenses                                                               16,989          4,905
         Payable on terminated contract                                                     --        (50,000)
                                                                                   ------------   ------------

     Net cash used by operating activities                                            (740,993)      (422,927)
                                                                                   ------------   ------------

Cash flows from investing activities
     Patents and trademarks                                                                 --         (1,029)
     Development of production masters                                                (434,727)       (90,216)
     Purchase of property and equipment                                                (78,520)        (1,829)
                                                                                   ------------   ------------

     Net cash used in investing activities                                            (513,247)       (93,074)
                                                                                   ------------   ------------

Cash flows from financing activities
     Payments on notes payable                                                        (294,999)            --
     Proceeds from exercise of options                                                 107,860          4,000

     Interest on warrants issued with notes payable                                    104,980             --
     Proceeds from issuance of common stock, net of offering costs                   6,425,468             --
                                                                                   ------------   ------------

     Net cash provided by financing activities                                       6,343,309          4,000
                                                                                   ------------   ------------

Net increase (decrease) in cash and equivalents                                      5,089,069       (512,001)

Cash at beginning of period                                                            941,332        745,993
                                                                                   ------------   ------------

Cash at end of period                                                              $ 6,030,401    $   233,992
                                                                                   ============   ============

     Non-cash investing and financing activities:
         Repayment of officer loans by return of common stock                           25,751             --
         Repayment of notes receivable by return of common stock                     2,796,242             --
         Interest on notes receivable                                                    8,240         37,596
         Conversion of debenture to common stock                                            --         10,000

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

         The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statement contained in the Company's Form 10-KSB for the year ended December 31, 2003. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE B:  COMMON STOCK

         During the three months ended March 31, 2004, we issued a total of 5,100,350 common shares. We issued (a) 5,000,000 unregistered shares at a price of $1.40 per share for net proceeds of $6,425,468 in a private placement as further detailed below, (b) 12,400 shares at prices of $2.30, $2.50 and $2.95 per share for services, (d) 87,950 shares for the exercise of options at prices of $.80 and $1.53 per share. Of the shares issued for services, 2,400 shares were registered on Form S-8 Statement No. 333-97769. Of the option issuances, 81,700 shares were registered on Form S-8 Registration Statement No. 333-37914. On January 22, 2004, the officers' notes receivable held by Genius Products as subscription receivable were paid off by tendering shares of Genius Products common stock pursuant to the terms of the notes. Klaus Moeller and Michael Meader each tendered 168,052 shares to retire their loans. Larry Balaban and Howard Balaban tendered 170,405 shares and 174,883 shares, respectively, tendering additional shares to retire advances previously made to them.

         As further described in Note 4 below, 350,000 shares previously issued to Falcon Picture Group, LLC were cancelled.

         As indicated above, on March 19, 2004, we completed a private placement offering of $7 million pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act. Proceeds to us net of commissions totaled approximately $6.4 million. We intend to use the proceeds for working capital purposes. Sands Brothers International Limited served as the selected dealer for the transaction. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. Pursuant to the sales of the units we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock (including those warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have agreed to file a resale registration statement for the resale of the common stock and the common stock underlying the warrants by May 18, 2004.

         Upon the request of certain secured promissory note holders, our early repayment of their notes in the aggregate amount of $294,999 was invested in the private placement.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C:  STOCK-BASED COMPENSATION

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

         Pro forma adjustments to our consolidated net loss and loss per share are as follows:

                                                                   For the Quarter Ended
                                                                           March 31,
                                                                ---------------------------
                                                                    2004           2003
                                                                ------------   ------------
Net Loss as reported                                            $  (798,552)   $  (479,585)
Basic and diluted net loss per common share as reported         $      (.04)   $      (.03)
                                                                ============   ============
Less: Total stock-based compensation expense determined
    under the fair value based method for all awards               (241,943)        (1,648)
                                                                ------------   ------------

Pro forma net loss                                              $(1,040,495)   $  (481,233)
                                                                ============   ============

Pro forma basic and diluted net loss per common share           $      (.05)   $      (.03)
                                                                ============   ============

NOTE D:  FALCON PICTURE GROUP

         In September 2003, we reached an agreement with Falcon Picture Group, LLC ("Falcon") to allow us to manufacture and distribute the radio programs, television programs, and movies that Falcon has the rights to license. The agreement required us to issue 350,000 shares of common stock at a price of $1.00 per share as prepayment against the development of remastered DVDs. The shares were not registered for sale, and we paid cash for the remastering costs instead. As a result of mutual agreement, these shares were returned to us and cancelled in February 2004.

NOTE E:  BONUSES

         In March 2004, the Board of Directors approved and the Company paid bonuses totaling $382,446, including applicable employer taxes, to executive management and staff in recognition of their efforts in assisting the Company to obtain revenue in excess of $3,000,000 for the first quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTE A TO THE FINANCIAL STATEMENTS INCLUDED ABOVE. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. FOR ADDITIONAL INFORMATION CONCERNING THESE FACTORS, SEE THE INFORMATION UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003.

         Prior to the third quarter of 2003, our revenues were comprised of Baby Genius(TM) and Kid Genius(TM) music product sales directly to mass retailers, distributors and independent retailers, sales of jewelry to retailers, licensing revenue related to licensing the Baby Genius trademark and royalties related to the distribution of our line of VHS and DVDs through our agreement with Warner Home Video. In an effort to expand the sales of our product line through our distribution network, we entered into agreements in 2003 to manufacture and sell music products under license from various children's books ("licensed music") and classic radio programs, branded (AMC(TM) and TV Guide(TM)) and non-branded classic movies and television shows which have been remastered for sale on DVD. These new video and some of our licensed music products, along with our existing Baby Genius and Kid Genius music products, provided most of our revenue in the first quarter of 2004, and we expect that they will do so in the remainder of 2004. Sales of non-branded DVDs of classic movies and television shows began in the first quarter of 2004. We do not expect royalties, licensing and other revenue to be significant in 2004, primarily due to our agreement with Warner Home Video to terminate our agreement with them, and due to only occasional orders for jewelry. We intend to self-distribute our Baby Genius line of VHS and DVD.

         We are continuing to seek agreements for licensed music, and in the first quarter of 2004, signed agreements to develop and market music for My Little Pony(TM), Little Tikes(TM) and Tonka(TM). We are also developing additional music lines and gift sets (audio CDs with gifts) for our existing retail clients. We began selling religious music for children entitled Wee Worship(TM) in the first quarter of 2004 as well as our new Tranquility CDs (music for adults), and we are continuing to develop additional proprietary musical products to enhance our existing offerings. We intend to commence sales of Zoo Babies pillows and gift sets in the fall of 2004.

         We do not report our different products as segments because we do not allocate our resources among products and measure performance by product, and we do not maintain discrete financial information concerning each of them. Due to our size and limited resources, our sales and marketing and product development efforts are performed by the same personnel working on all of the different products and our warehousing costs also are related to all products.

         Like many retail product distributors, we experience some seasonality during the summer months when the purchasing staff of our customers may be on vacation, thereby decreasing sales in such periods. In the fourth quarter, we typically have a general increase in sales as retail inventory levels are raised in anticipation of the Christmas season.

         THE THREE MONTHS ENDED MARCH 31, 2004.

         Audio revenues are composed of Baby Genius, Kid Genius and licensed music CDs that are typically sold as three packs (packages of three CDs in vinyl or chipboard sleeve packaging), although single CDs and five packs are also sold. Audio revenues increased $279,491 or 56% in the first quarter of 2004 to $778,603, as compared to $499,112 in the first quarter of 2003. This increase was the result of the sales of the new licensed music products, which more than offset a decline in Baby Genius music CDs.

         DVD and VHS revenues are composed of the sales of AMC branded classic movies and television shows on DVD, non-branded classic movies and television shows on DVD and BOZO the Clown DVD and VHS units. DVD and VHS revenues were $2,497,044 during the first three months of 2004. There were no comparable revenues in the first three months of 2003 as Baby Genius videos were sold under our agreement with Warner Home Video, and we did not begin selling the new products until the third quarter of 2003. One customer, who ordered non-branded classic movie and television show DVDs, accounted for $1,447,999 of the total of DVD and VHS revenues. Additionally, $1,258,130 of this amount is included in accounts receivable at March 31, 2004.

         Royalties, licensing and other revenues are composed of royalties from our prior agreement with Warner Home Video, licensing fees from the license of our Baby Genius brand name and sales of jewelry. Royalties, licensing and other revenues declined to $49,050 in the first quarter of 2004 from $123,390 in the first quarter of 2003, a decrease of $74,340, or 60%, due to reductions in all three categories, as expected.

         Gross revenues increased $2,702,195, or 434% during the quarter ended March 31, 2004, to $3,324,697, as compared to $622,502 in the same prior year period, primarily as the result of sales of new DVD and VHS products, aided by the sales of licensed music products.

         Sales returns, discounts and allowances increased $121,353, or 6% of gross revenues, in the first quarter of 2004 to $193,308, as compared to $71,955, or 12% of gross revenues in the first quarter of 2003. This reduction as a percentage of gross revenues occurred as the result of the majority of DVD and VHS revenues in the first quarter being sold without any right of return, and therefore no provision for returns was required.

         Net revenues increased by $2,580,842 or 469% to $3,131,389 for the three months ended March 31, 2004, from $550,547 for the three months ended March 31, 2003, due to sales of our new DVD and licensed music products.

         Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, and royalties paid on sales of licensed products. Audio cost of sales in the first quarter of 2004 was 44% of audio revenues, as compared to 38% during the same period in 2003, primarily due to the royalties payable on licensed music products. DVD and VHS cost of sales in the first quarter of 2004 was 64% of DVD and VHS revenues. Sales of single DVDs with no right of return at lower margins, royalties payable on licensed DVD products, and distribution pricing in order to get our products placed with a major retailer all contributed to a lower margin on DVD and VHS revenues. Royalties, licensing and other cost of sales during 2003 was 92% of revenues in the first three months of 2004 as compared to 47% in the first three months of 2003. The current year margin is lower primarily due to no royalty income being recorded in the current year period. Warehouse expenses increased by $34,764, or 208% in the first quarter of 2004, mainly due to freight in costs on increased inventory levels of multiple new products.

         Sales and marketing expenses increased by $272,726, or 134% in the three months ended March 31, 2004 as compared to the same quarter in 2003. This increase is due to increased personnel costs due to an executive bonus and the hiring of additional sales personnel, commissions payable to an outside sales representative, and increased advertising expenses.

         Product development expenses increased by $164,253, or 147% in the first quarter of 2004, as compared to the quarter ended March 31, 2003. This increase is due to increased amortization of production master costs incurred on the new products, an executive bonus and increased consulting costs. We currently anticipate that product development expenses will continue to increase for the remainder of 2004 as we add new staff and make expenditures in the continuing development of new DVD, VHS and audio products.

         General and administrative expenses increased by $547,963, or 124% in the three months ended March 31, 2004, as compared to the year earlier quarter. This increase was primarily due to increased personnel costs due as a result of executive and staff bonuses in the quarter and higher salaries, and higher costs associated with the issuance of options and warrants to non-employees in the current year quarter.

         The net loss for the quarter ended March 31, 2004 of $798,552 was greater than the net loss of $479,585 for the quarter ended March 31, 2003, as the result of the increased operating expenses incurred in the current year quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three months ended March 31, 2004 was $740,993, primarily due to the net loss and increases in accounts receivable and inventories. This was partially offset by an increase in accounts payable, and the reduction in prepaid expenses. In the three months ended March 31, 2003, net cash used in operations of $422,927 was primarily the result of the net loss and increases in prepaid expenses, offset by an increase in accounts payable, depreciation and amortization and stock options granted to non-employees for services.

         Net cash used in investing activities in the three months ended March 31, 2004 was $513,247, primarily as the result of the development of production masters. In the three months ended March 31, 2003, net cash used in investing activities was $93,074, also as the result of the development of production masters.

         Cash flows from financing activities of $6,343,309 in the three month period ending March 31, 2004 were primarily from the sale of our common stock in a private placement as noted above and the exercise of options. This was partially offset by the repayment of part of the notes payable which coincided with the private placement. In the first quarter of 2003, the exercise of an option accounted for the cash flows from financing activities.

         At March 31, 2004, we had cash balances of $6,030,401. We believe that this amount, when combined with our accounts receivable from shipments at March 31, 2004, will fund our operations through the remainder of 2004. Although we believe that our expanded product line offers us an opportunity for significantly improved operating results in 2004, no assurance can be made that we will operate on a profitable basis in 2004, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

ITEM 3.  CONTROLS AND PROCEDURES

         Genius Products, Inc. carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Genius Products, Inc.'s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Genius Products, Inc.'s disclosure controls and procedures are effective in timely alerting him to material information relating to Genius Products, Inc. required to be included in our periodic filings with the Securities and Exchange Commission.

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         At March 31, 2004, a liability of $497,221 has been accrued representing the amount of stock purchased and accrued interest for rescission matters in Arizona, Pennsylvania and Washington related to approximately 70,000 shares of stock for which no registration filings were made under the securities laws of those states and for which exemptions from registration appear to be unavailable. In April 2004, we commenced offers to voluntarily repurchase the stock purchased in Arizona and Pennsylvania, including an interest payment from the date of purchase at an annual rate of 10% and 6%, respectively, on the stock purchase price.

         We are in discussions with the Securities Administrator of the State of Washington regarding entering into an administrative order and although no terms of an administrative order have yet been proposed by the Securities Administrator, the purpose of entering such an order would be to resolve all claims based on the allegations set forth in a Summary Order to Cease and Desist filed against us with the State of Washington Department of Financial Institutions Securities Division regarding the shares issued in that state. We anticipate that any resolution of this matter with the Securities Administrator would include our making an offer to repurchase these securities for the amount paid for them, plus interest thereon from the date of purchase at an annual rate of 8%. Entering into an administrative order may affect our business or our ability to raise capital in the State of Washington and those states where having an outstanding administrative order may result in the loss of certain available exemptions from registration of securities.

         Recipients of our repurchase offer in Arizona and Pennsylvania have 30 days from the date of their receipt of our offer to accept or reject the offer. We believe that because the price of our common stock is currently significantly lower than the original purchase price paid by affected shareholders, they are likely to accept repurchase offers. As of May 13, 2004, we have paid approximately $62,000 to the shareholders who have accepted the repurchase offers.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2004, we issued a total of 5,100,350 common shares. We issued (a) 5,000,000 unregistered shares at a price of $1.40 per share for net proceeds of $6,425,468 in a private placement as further detailed below, (b) 12,400 shares at prices of $2.30, $2.50 and $2.95 per share for services, (d) 87,950 shares for the exercise of options at prices of $.80 and $1.53 per share. Of the shares issued for services, 10,000 unregistered shares were issued under Rule 506 of Regulation D of the Securities Act, and the balance were registered on Form S-8 Statement No. 333-97769. The stock issued for option exercises was registered on Form S-8 Registration Statement No. 333-37914.

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

         In September 2003, we reached an agreement with Falcon Picture Group, LLC ("Falcon") to allow us to manufacture and distribute the radio programs, television programs, and movies that Falcon has the rights to license. The agreement required us to issue 350,000 shares of common stock at a price of $1.00 per share as prepayment against the development of remastered DVDs. The shares were not registered for sale, and we paid cash for the remastering costs instead. As a result of mutual agreement, these shares were returned to us and cancelled in February 2004.

         As indicated above, on March 19, 2004, we completed a private placement offering of $7 million pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act. Proceeds to us net of commissions totaled approximately $6.5 million. We intend to use the proceeds for working capital purposes. Sands Brothers International Limited served as the selected dealer for the transaction. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. Pursuant to the sales of the units we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock (including those warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have agreed to file a resale registration statement for the resale of the common stock and the common stock underlying the warrants by May 18, 2004.

         Upon the request of certain secured promissory note holders, our early repayment of their notes in the aggregate amount of $294,999 was invested in the private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

             10.1 Homevideo Distribution Agreement with Warner Home Video dated February 6, 2002.*

             10.2 Distribution and Manufacturing Agreement with Falcon Picture Group, LLC dated November 12, 2002.*

             10.3 License Agreement with Falcon Picture Group, LLC dated September 8, 2003.*

             10.4 First Amendment to License Agreement with Falcon Picture Group, LLC dated December 22, 2003.*

             10.5 Restated Termination, Release and Royalty Agreement with Warner Home Video dated March 5, 2004.*

             31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.

             31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.

             32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

             32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

         We filed a Form 8-K on March 30, 2004 to disclose the issuance of three press releases regarding the following: (i) a press release announcing our financial results report to be released on March 30, 2004 and a shareholder conference call scheduled for March 31, 2004; (ii) a press release announcing our operating results for 2003, and (iii) a press release announcing a music license with The Little Tikes.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2004                       GENIUS PRODUCTS, INC.,
                                   a Nevada Corporation

                                   By:  /s/ Klaus Moeller
                                         ---------------------------------------
                                         Klaus Moeller, Chief Executive Officer,
                                         Chairman of the Board and Interim
                                         Chief Financial Officer