Form 10QSB/A
period 2004-03-31
GENIUS PRODUCTS INC
filed 2004-07-13
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB
                              --------------------

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

                          GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED) FOR THE THREE MONTHS ENDED

                                                                                            MARCH 31,
                                                                                   ---------------------------
                                                                                       2004           2003
                                                                                   ------------   ------------
Cash flows from operating activities
     Net loss                                                                      $  (798,552)   $  (479,585)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                 104,373         52,394
         Change in allowance for doubtful accounts and provision for returns            11,051         17,270
         Common stock issued for services                                               33,000         41,000
         Stock options granted to non-employees for services                           157,383         52,888
         Return and cancellation of stock issued for the remastering of movies        (350,000)            --
         Interest expense on redeemable common stock                                     6,289          6,289
         Interest on warrants issued with notes payable                                104,980             --
         Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                                        (1,019,166)        20,849
         Inventories                                                                  (596,437)       (61,027)
         Prepaid royalties                                                              10,666          9,038
         Prepaid expenses and deposits                                                 315,966       (144,091)
         Increase (decrease) in:
         Accounts payable                                                            1,351,507        105,057
         Accrued payroll & related items                                                15,938          2,086
         Accrued expenses                                                               16,989          4,905
         Payable on terminated contract                                                     --        (50,000)
                                                                                   ------------   ------------

     Net cash used by operating activities                                            (636,013)      (422,927)
                                                                                   ------------   ------------

Cash flows from investing activities
     Patents and trademarks                                                                 --         (1,029)
     Development of production masters                                                (434,727)       (90,216)
     Purchase of property and equipment                                                (78,520)        (1,829)
                                                                                   ------------   ------------

     Net cash used in investing activities                                            (513,247)       (93,074)
                                                                                   ------------   ------------

Cash flows from financing activities
     Payments on notes payable                                                        (294,999)            --
     Proceeds from exercise of options                                                 107,860          4,000
     Proceeds from issuance of common stock, net of offering costs                   6,425,468             --
                                                                                   ------------   ------------

     Net cash provided by financing activities                                       6,238,329          4,000
                                                                                   ------------   ------------

Net increase (decrease) in cash and equivalents                                      5,089,069       (512,001)

Cash at beginning of period                                                            941,332        745,993
                                                                                   ------------   ------------

Cash at end of period                                                              $ 6,030,401    $   233,992
                                                                                   ============   ============

     Non-cash investing and financing activities:
         Repayment of officer loans by return of common stock                           25,751             --
         Repayment of notes receivable by return of common stock                     2,796,242             --
         Interest on notes receivable                                                    8,240         37,596
         Conversion of debenture to common stock                                            --         10,000

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

         As further described in Note D below, 350,000 shares previously issued to Falcon Picture Group, LLC were cancelled.

         As indicated above, on March 19, 2004, we completed a private placement offering of $7 million pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act. Proceeds to us net of commissions totaled approximately $6.4 million. We intend to use the proceeds for working capital purposes. Sands Brothers International Limited served as the selected dealer for the transaction. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. The fair value of the warrants using the Black-Scholes valuation method totaled $403,220 at the time of issuance, which amount is being amortized over the five-year life of the warrants. Pursuant to the sales of the units we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock (including those warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have agreed to file a resale registration statement for the resale of the common stock and the common stock underlying the warrants by May 18, 2004.

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


NOTE F:  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

                                                                    For the Quarter Ended
                                                                           March 31,
                                                               --------------------------------

                                                                    2004               2003
                                                               -------------      -------------
Numerator
      Net loss                                                 $   (798,552)      $   (479,585)
                                                               =============      =============
Denominator
      Basic and diluted weighted average number of common
      shares outstanding during the period                       20,697,233         15,890,544
                                                               =============      =============

Basic and diluted net loss per share                           $      (0.04)      $      (0.03)
                                                               =============      =============

    The effect of the potentially dilutive securities listed below were not included in the computation of diluted loss per share, since to do so would have been anti-dilutive.

    Stock options and warrants                                   21,040,364          5,840,257

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

         Prior to the third quarter of 2003, our revenues were comprised primarily of:

         o Baby Genius(TM) and Kid Genius(TM) music product sales directly to mass retailers, distributors and independent retailers (70% of revenues for first half of 2003);

         o sales of jewelry to retailers (12% of revenues for first half of 2003);

         o licensing revenue related to licensing the Baby Genius trademark for use on various products distributed by third parties (5% of revenues for first half of 2003); and

         o royalties related to the distribution of our line of VHS and DVDs through our agreement with Warner Home Video (13% of revenues for first half of 2003).

         In an effort to expand the sales of our product line through our distribution network, we entered into agreements in 2003 to manufacture and sell music products under license from various children's books ("licensed music") and classic radio programs, branded (AMC(TM) and TV Guide(TM)) and non-branded classic movies and television shows which have been remastered for sale on DVD, and classic radio programs. Our current business model includes revenues from four major sources:

         1.    Sales of our branded proprietary and licensed DVDs and VHS;
         2. Sales of our branded proprietary and licensed music audio CDs and cassettes;
         3.    Sales of non-branded DVDs; and
         4.    Sales of Zoo Babies and gift sets.

         We began shipping the first two releases of movies on DVD, titled AMC Monsterfest and AMC Movies, in the fourth quarter of 2003. These new DVDs and some of our licensed music products, along with our existing Baby Genius and Kid Genius music products, provided most of our revenue in the fourth quarter of 2003 and the first quarter of 2004, and we expect that they will do so in the remainder of 2004. Sales of non-branded DVDs of classic movies and television shows also began in the first quarter of 2004. We do not expect royalties, licensing and other revenue to be significant in 2004, primarily due to our agreement with Warner Home Video to terminate the distribution agreement, and due to only occasional orders for jewelry. We intend to self-distribute our Baby Genius line of videos and DVDs.

         We are continuing to seek agreements for licensed music, and in the first quarter of 2004, signed agreements to develop and market music for My Little Pony(TM), Little Tikes(TM) and Tonka(TM). We are also developing additional music lines and gift sets (audio CDs with gifts) for our existing retail clients. We began selling religious music for children entitled Wee Worship(TM) in the first quarter of 2004 as well as our new Tranquility CDs (music marketed to adults), and we are continuing to develop additional proprietary musical products to enhance our existing offerings. We intend to commence sales of Zoo Babies pillows and gift sets in the fall of 2004.

         Royalties related to the distribution of our videos by Warner Home Video declined in 2003, as the sales of Baby Genius VHS and DVDs by Warner Home Video failed to reach the levels we anticipated. In the first quarter of 2004, we reached an agreement to terminate the agreement with Warner Home Video that will allow us to self-distribute the Baby Genius VHS and DVDs directly to our customers. As a result of this agreement, there will be no further royalties received. As part of the agreement, we will pay a settlement amount of $300,000 by paying a royalty on the future sales of our Baby Genius videos and DVDs, and this amount will be our maximum obligation under the settlement agreement. We also purchased the remaining inventory of our VHS and DVDs from Warner Home Video for approximately $192,000.


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

         On March 19, 2004, we completed a private placement offering of 100 units aggregating $7 million pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act. Proceeds to us net of commissions totaled approximately $6.4 million. We intend to use the proceeds for working capital purposes. Sands Brothers International Limited served as the selected dealer for the transaction. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. Pursuant to the sales of the units we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock (including those warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have agreed to file a resale registration statement for the resale of the common stock and the common stock underlying the warrants by May 18, 2004.

         THE THREE MONTHS ENDED MARCH 31, 2004.

         Audio revenues for the first quarter of 2004 are composed of Baby Genius, Kid Genius and licensed music CDs that are typically sold as three packs (packages of three CDs in vinyl or chipboard sleeve packaging), although single CDs and five packs are also sold. Audio revenues increased $279,491 or 56% in the first quarter of 2004 to $778,603, as compared to $499,112 in the first quarter of 2003. This increase was the result of the sales of the new licensed music products, which more than offset a decline in Baby Genius music CDs.

         DVD and VHS revenues for the first quarter of 2004 are composed of the sales of AMC branded classic movies and television shows on DVD, non-branded classic movies and television shows on DVD and BOZO the Clown(TM) DVD and VHS units. DVD and VHS revenues were $2,497,044 during the first three months of 2004. There were no comparable revenues in the first three months of 2003 as

Baby Genius videos were sold under our agreement with Warner Home Video, and we did not begin selling the new products until the third quarter of 2003. One customer, Dollar Tree Stores, Inc., who ordered non-branded classic movie and television show DVDs, accounted for $1,447,999 of the total of DVD and VHS revenues. Additionally, $1,258,130 of this amount is included in accounts receivable at March 31, 2004.

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

         Sales returns, discounts and allowances increased $121,353, or 6% of gross revenues, in the first quarter of 2004 to $193,308, as compared to $71,955, or 12% of gross revenues in the first quarter of 2003. This reduction as a percentage of gross revenues occurred as the result of the majority of DVD and VHS revenues in the first quarter being sold without any right of return, and therefore no provision for returns was required for those sales. A provision for returns was accrued on the balance of DVD and VHS revenues, as well as on the audio revenues, using historical reserve rates.

         Net revenues increased by $2,580,842 or 469% to $3,131,389 for the three months ended March 31, 2004, from $550,547 for the three months ended March 31, 2003, due to sales of our new DVD and licensed music products.

         Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, and royalties paid on sales of licensed products. Audio cost of sales in the first quarter of 2004 was 44% of audio revenues, as compared to 38% during the same period in 2003, primarily due to the royalties payable on licensed music products. DVD and VHS cost of sales in the first quarter of 2004 was 64% of DVD and VHS revenues. Sales of single DVDs with no right of return at lower margins, royalties payable on licensed DVD products, and distribution pricing in order to get our products placed with a major retailer all contributed to a lower margin on DVD and VHS revenues. Royalties, licensing and other cost of sales during 2003 was 92% of revenues in the first three months of 2004 as compared to 47% in the first three months of 2003. The 2004 margin is lower primarily due to no royalty income being recorded in the 2004 period. Warehouse expenses increased by $34,764, or 208% in the first quarter of 2004, mainly due to freight in costs on increased inventory levels of multiple new products.

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

         Interest expense increased to $147,002 for the three months ended March 31, 2004 compared to $8,047 for the same period of 2003, due to interest on notes payable issued in the fourth quarter of 2003, which included the amortization of the cost of warrants issued with the notes.

         The net loss for the quarter ended March 31, 2004 of $798,552 was greater than the net loss of $479,585 for the quarter ended March 31, 2003, as the result of the increased operating expenses incurred in the current year quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three months ended March 31, 2004 was $636,013, primarily due to the net loss and increases in accounts receivable and inventories. This was partially offset by an increase in accounts payable, and the reduction in prepaid expenses. In the three months ended March 31, 2003, net cash used in operations of $422,927 was primarily the result of the net loss and increases in prepaid expenses, offset by an increase in accounts payable, depreciation and amortization and stock options granted to non-employees for services.

         Net cash used in investing activities in the three months ended March 31, 2004 was $513,247, primarily as the result of the development of production masters. In the three months ended March 31, 2003, net cash used in investing activities was $93,074, also as the result of the development of production masters.

         Cash flows from financing activities of $6,238,329 in the three month period ending March 31, 2004 were primarily from the sale of our common stock in a private placement as noted above and the exercise of options. This was partially offset by the repayment of part of the notes payable which coincided with the private placement. In the first quarter of 2003, the exercise of an option accounted for the cash flows from financing activities.

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

         (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

             10.1 Homevideo Distribution Agreement with Warner Home Video dated February 6, 2002.*

             10.2 Distribution and Manufacturing Agreement with Falcon Picture Group, LLC dated November 12, 2002.*

             10.3 License Agreement with Falcon Picture Group, LLC dated September 8, 2003.*

             10.4 First Amendment to License Agreement with Falcon Picture Group, LLC dated December 22, 2003.* **

             10.5 Restated Termination, Release and Royalty Agreement with Warner Home Video dated March 5, 2004.* **

             31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.**

             31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.**

             32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.**

             32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.**

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

** Filed herewith.

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

July 13, 2004                       GENIUS PRODUCTS, INC.,
                                    a Nevada Corporation

                                   By:  /s/ Klaus Moeller
                                         ---------------------------------------
                                         Klaus Moeller, Chief Executive Officer,
                                         Chairman of the Board and Interim
                                         Chief Financial Officer