Form 10KSB/A
period 2003-12-31
GENIUS PRODUCTS INC
filed 2004-07-14
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB

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

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................15

ITEM 7.      FINANCIAL STATEMENTS.............................................19

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................20

ITEM 8A.     CONTROLS AND PROCEDURES..........................................20

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................21

ITEM 10. EXECUTIVE COMPENSATION...............................................25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS......................................27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................28

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................31

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................35

                                EXPLANATORY NOTE


         On July 12, 2004, Genius Products, Inc. ("we" or "us") filed Amendment No. 1 to our Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC file No. 333-115613). In connection with the review of that filing, the Securities and Exchange Commission also reviewed our Annual Report on Form 10-KSB for the year ended December 31, 2003. In response to suggestions put forth by the Securities and Exchange Commission and to make certain conforming changes, we are amending certain of our disclosures to enhance the overall quality of disclosure in our Annual Report. Other than as indicated above, this amendment does not reflect events occurring after the filing of our original Form 10-KSB or modify or update those disclosures that may have been affected by subsequent events.



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Genius Products, Inc., is a family-entertainment company that produces, publishes and distributes digital video discs ("DVDs"), videos ("VHS") and compact discs ("CDs"). Our products are sold at retail outlets nationwide and, to a lesser extent, internationally, either through the distributors we sell to or retailers we sell to directly. We also sell our products through various websites on the Internet, including our own, www.geniusproducts.com. We market both proprietary and licensed brand products.

         Our corporate mission is: "TO BECOME A LEADING PROVIDER OF FAMILY ENTERTAINMENT FOCUSED ON CREATING, DEVELOPING AND ACQUIRING HIGH-QUALITY PRODUCTS AND BRINGING THEM TO THE CONSUMER AT AFFORDABLE PRICES".

         We own or have the rights to publish DVDs, VHS and music cassettes and CDs under the following trademarked brands. We also offer other products as described below.


PROPRIETARY DVD/VHS              PROPRIETARY MUSIC         LICENSED MUSIC                       OTHER/GIFT
-------------------------------- ------------------------- ------------------------------------ -------------------
Baby Genius                      Baby Genius               Beatrix Potter                       Zoo Babies
Kid Genius                       Kid Genius                Guess How Much I Love You            Gift Sets
Genius Entertainment             Wee Worship               Curious George
                                 Tranquility               Spot the Dog
                                                           Raggedy Ann & Andy
LICENSED DVD/VHS                                           Paddington Bear
--------------------------------                           Rainbow Fish
TV Guide                                                   The Snowman
AMC Movies                                                 Little Tikes
AMC TV for Movie People                                    Tonka
AMC Monsterfest                                            My Little Pony
BOZO the Clown


         We intend to continue to explore opportunities to develop additional licensed properties that build upon our family entertainment mission.

REVENUE SOURCES

         Our business model includes revenues from four major sources:

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

DVD AND VHS PRODUCTS

         We believe that the DVD market is a fast growing entertainment format. Genius Products has made the strategic decision to try to become a more significant participant in the DVD marketplace. We intend to continue to expend additional resources on product development. Through an agreement with Falcon Picture Group, LLC ("Falcon"), we have access to over 10,000 classic public domain movies and television shows, and are digitally remastering selected shows and enhancing their sound. We also sublicense the TV Guide(TM) and AMC(TM) (American Movie Classics(TM)) brand names through our Falcon agreement. We plan to distribute these AMC and TV Guide branded digitally remastered classic movies and television programs on DVD and radio programs with other brand names on CD through our existing distribution network to major mass-market retailers.

         On September 8, 2003, we entered into a license agreement with Falcon for the exclusive rights to distribute a majority of its audio and video products, including AMC branded DVD movie and television collections, in the U.S. and Canada. This agreement expires on July 1, 2006, with an automatic renewal for an additional three years if both parties are fulfilling their obligations under the agreement, and calls for a royalty to be paid to Falcon on the sales of the video and audio products. We have committed to pay a minimum annual royalty of $240,000. Falcon assists us in compiling what we believe to be commercially appealing DVD sets and digitally remasters a minimum of 100 hours of classic movies and television programs per year at a one-time cost of $300,000 for the first 100 hours of programming provided. For the remainder of the agreement, the next 50 hours of remastered programming we receive will cost $500 per hour. Additional hours of remastered branded programming will cost $2,500 per hour. Additional hours of remastered non-branded programming will cost $1,000 per hour or $1,000 per movie title.

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

         Baby Genius videos were introduced in 1999. They feature real life and animated images and are accompanied by classical music. There are seven Baby Genius videos and DVDs in our current video library. All seven Baby Genius videos have won the Film Advisory Board's Award of Excellence and are endorsed by Kid's First! For the Coalition for Quality Children's Media. In addition, our video "The Four Seasons" won the Kid's First! Video of the Year for 2001, and our "A Trip to the San Diego Zoo" video won Parenting Magazine's Video of the Year Award for 2002. Baby Genius videos and DVDs were distributed by Warner Home Video from 2002 until the termination of our agreement with Warner Home Video in the first quarter of 2004. As we have increased our presence in the DVD marketplace, we developed the ability to self-distribute our DVD content. As a result, we will begin self-distributing our regained line of videos and DVDs in 2004. We intend to continue to develop and release new titles in the infant and children's DVD business under the names Baby Genius and Kid Genius.

         In November 2002, we entered into an exclusive worldwide agreement to distribute the original BOZO the Clown television shows on VHS and DVD. The first two BOZO videos and DVDs were introduced to the marketplace in 2003.

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

         Zoo Babies are collectible plush animals on pillows. We have designed 24 styles of Zoo Babies and plan to launch six styles in the fourth quarter of this year through our existing distribution channels.

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

         We have entered into distribution agreements with companies located in the United States, Canada, the Philippines, Singapore, Hong Kong, Argentina and Chile, and with the Australian Broadcasting Corporation in Australia and New Zealand. In each of these instances, we receive licensing fees for the licensed products that are produced and sold by the licensees. These products include Baby Genius music products and videos in certain countries and products developed by the licensees for sale that utilize Genius Products brand names and marks. While we hope to enter into relationships with other international distributors, there can be no assurance that we will do so or, if we do enter into any such relationships, that they will be profitable. To date, our international sales have not constituted a material portion of our business.

MARKETING AND SALES

         Our marketing and sales strategies are designed to build up the Genius brand name for the retail, Internet and licensing components of our business. We use what we consider to be innovative and relatively low-cost marketing techniques, including public relations, promotional programs, in-store advertising programs and cross-marketing with customers of our strategic partners which are useful for marketing purposes but do not generate revenues directly. We continue to exhibit our products at select industry trade shows. Our new products are marketed to our existing mass-market retail customers through our existing distribution channels.

         We own the majority of our vocal and instrumental music content. Genius Products has built a considerable catalog of royalty-free children's music that allows us to use low-cost music for most of our audio products.

         Our two largest customers in 2003 which accounted for 36% and 18% of our net revenues were Anderson Merchandising, Inc., and Target Corporation, respectively. In the first quarter of 2004, our major customer accounting for 54% of our net revenues was Dollar Tree Stores, Inc.

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

         In September 2003, we entered into a license agreement for the exclusive right to distribute a majority of Falcon Picture Group's audio and video products, including AMC branded DVD movie and television collections, in the U.S. and Canada. This license agreement calls for a royalty to be paid on the sales of the video and audio products. Through a separate agreement with Falcon, in 2002 we obtained the right to distribute the original BOZO the Clown television shows on video and DVD. This distribution agreement calls for a distribution fee and a royalty to be paid on the sales of BOZO videos and DVDs.

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

RISK FACTORS

         FORWARD-LOOKING STATEMENTS. Some of the information in this document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "plan", "intend", and "continue" or similar words. You should read statements that contain these words carefully because they:

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

THE LOSS OF ANY OF OUR MAJOR CUSTOMERS COULD HARM US.

         In 2003, our two largest customers, Anderson Merchandising, Inc., and Target Corporation, accounted for 33% and 18% of our net revenues, respectively. In 2002, our three largest customers accounted for 37%, 20% and 12% of our net revenues, respectively. At December 31, 2003, three customers accounted for 72% of accounts receivable. The loss of any of these significant customers could have a material adverse effect upon the value of our common stock and our business, operations and financial condition.

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

         As described in more detail in "Legal Proceedings", on September 23, 1999, the Securities Administrator of the State of Washington filed a Summary Order to Cease and Desist against us with the State of Washington Department of Financial Institutions Securities Division against us. The relief sought is that we cease and desist from violations of certain sections of the Securities Act of Washington. We are in discussions with the Securities Administrator regarding entering into an administrative order and although no terms of an administrative order have yet been proposed by the Securities Administrator, the purpose of entering such an order would be to resolve all claims based on the allegations set forth in the Summary Order to Cease and Desist. We anticipate that any resolution of this matter with the Securities Administrator would include our making an offer to repurchase these securities for the amount paid for them, plus interest thereon from the date of purchase. Entering into an administrative order may affect our business or our ability to raise capital in the State of Washington and those states where having an outstanding administrative order may result in the loss of certain available exemptions from registration of securities. Legal proceedings have not been initiated in Arizona or Pennsylvania. We are working with the State of Pennsylvania regarding the terms for a rescission offer in that state. We are investigating our options regarding a voluntary rescission offer in Arizona, including an interest payment at 10% annually on the stock purchase price.

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

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES WHICH MAY BE DETRIMENTAL TO INVESTORS.

         Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for "penny stock". Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Relating to Our Business", "Description of Business" and elsewhere in this document. See "Forward-Looking Statements".

         Prior to the third quarter of 2003, our revenues were comprised primarily of:

         o Baby Genius and Kid Genius music product sales directly to mass retailers, distributors and independent retailers (70% of revenues for first half of 2003);

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

         In an effort to expand the sales of our product line through our distribution network, we entered into agreements in 2003 to manufacture and sell music products under license from various children's books ("licensed music") and classic radio programs, branded (AMC and TV Guide) and non-branded classic movies and television shows which have been remastered for sale on DVD, and classic radio programs. Our current business model includes revenues from four major sources:

         1.    Sales of our branded proprietary and licensed DVDs and VHS;
         2. Sales of our branded proprietary and licensed music audio CDs and cassettes;
         3.    Sales of non-branded DVDs; and
         4.    Sales of Zoo Babies and gift sets.

         We began shipping the first two releases of movies on DVD, titled AMC Monsterfest and AMC Movies, in the fourth quarter of 2003. These new DVD and licensed music products, along with our existing Baby Genius and Kid Genius music products, provided most of our revenues in the fourth quarter of 2003, and we expect that they will do so in the remainder of 2004. Sales of non-branded DVDs of classic movies and television shows also began in the first quarter of 2004. We do not expect royalties, licensing and other revenue to be significant in 2004, primarily due to our agreement with Warner Home Video to terminate the distribution agreement, and due to only occasional orders for jewelry. We intend to self-distribute our Baby Genius line of VHS and DVD.

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

CRITICAL ACCOUNTING POLICIES

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

         Inventories
         -----------

         Inventories consist of finished goods and are valued at the lower of cost or market, on a first-in-first-out basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

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

         Revenue recognition
         -------------------

         Revenues are recorded upon the shipment of goods. Cost of sales and an allowance for returns are also recorded at the time of shipment.

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

         DVD and VHS revenues for 2003 are composed of the sales of AMC branded movies on DVD and BOZO the Clown DVD and VHS units. DVD and VHS revenues were $876,285 during 2003 as compared to $39,609 during 2002 as we began selling these new products in 2003. Revenues in 2002 were from Baby Genius videos that were sold prior to our agreement with Warner Home Video.

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

         During 2003, we received net proceeds of $2,618,780 from accredited investors in two private placement offerings under Regulation D of the Securities Act and $121,378 from the exercise of stock options. In the private placements, 2,397,040 unregistered shares were issued at $0.70 per share and 1,350,000 unregistered shares were issued at $0.72 per share. The stock option exercises were for 159,330 shares at exercise prices of $0.63, $0.80 and $1.02 per share. These funds were used for accounts payable and other working capital requirements. In the fourth quarter of 2003, we received $1,150,000 from the issuance of notes payable. The notes bear interest at 10.5% and are due on December 31, 2004. Interest is payable quarterly, beginning March 31, 2004. Each lender was also granted one warrant to purchase common stock at $1.00 per share and one warrant at $3.00 per share, for each dollar loaned. The notes are secured by the production masters of twelve movies sold by us under the AMC logo. In March 2004, we received net proceeds of approximately $6,500,000 from a private placement as more fully described in Subsequent Events. The addition of these funds is expected to provide sufficient working capital for 2004.

         Net cash used in operating activities was $2,693,491 and $2,143,014 for the years ended December 31, 2003, and December 31, 2002, respectively. Net operating cash flows for the year ended December 31, 2003, were primarily attributable to operating losses of $2,742,676 and increases in accounts receivable, inventory and prepaid expenses, which were partially offset by an increase in accounts payable, non-cash charges for depreciation and amortization, stock and options issued for services and prepayment on production masters. Net operating cash flows for the year ended December 31, 2002, were primarily attributable to operating losses of $2,788,082 and reduction in accounts payable, partially offset by non-cash charges for depreciation and amortization, stock and options issued for services and compensation and an increase in unearned income - royalties on the Warner Home Video contract that resulted from advance payments against future royalties.

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

         Net cash provided by financing activities was $3,890,158 for the year ended December 31, 2003, primarily as the result of the proceeds from the issuance of our common stock in private placements and the issuance of notes payable. The cash provided was used to fund operations and for increased product development. Financing activities provided $3,506,184 in the year ended December 31, 2002, as proceeds from the issuance of our common stock in private placements and the proceeds from loans were used to fund operations and the development of production masters.

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

                    REPORT OF INDEPENDENT REGISTERED PUBLIC
                               ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 19, 2004


                               GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET

                                                                                         DECEMBER 31,
                                                                                             2003
                                                                                        -------------
                                               ASSETS
Current assets:

    Cash and equivalents                                                                $    941,332
    Accounts receivable, net of allowance for doubtful accounts and provision for
       sales returns of $182,597                                                           1,321,998
    Inventories                                                                              830,284
    Prepaid royalties                                                                        376,043
    Prepaid and other                                                                        533,150
                                                                                        -------------
       Total current assets                                                                4,002,807
Property and equipment, net                                                                  140,962
Production masters, net of accumulated amortization of $372,601                            1,186,247
Patents and trademarks, net of accumulated amortization of $31,403                           109,916
Other assets                                                                                 135,196
                                                                                        -------------
                                                                                        $  5,575,128
                                                                                        =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable                                                                       $  1,150,000
    Accounts payable                                                                       1,081,614
    Accrued payroll and related expenses                                                      65,772
    Payable on terminated contract                                                           300,000
    Convertible debenture                                                                     50,750
    Other accrued expenses                                                                   133,429
                                                                                        -------------
      Total current liabilities                                                            2,781,565
Redeemable common stock                                                                      490,932
Commitments and contingencies                                                                     --
Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized; 20,658,425 shares
       outstanding                                                                            20,658
    Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 shares
       outstanding                                                                                --
    Additional paid-in capital                                                            20,609,408
    Subscriptions receivable                                                              (2,796,242)
    Accumulated deficit                                                                  (15,531,193)
                                                                                        -------------
       Total stockholders' equity                                                          2,302,631
                                                                                        -------------
                                                                                        $  5,575,128
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


                                    GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31,

                                                                               2003            2002
                                                                           ------------    ------------
Cash flows from operating activities:
  Net loss                                                                 $(2,742,676)    $(2,788,082)
  Adjustments to reconcile net loss to
    Net cash used by operating activities:
    Depreciation and amortization                                              300,283         243,468
    Write-off of production masters                                                 --          16,055
    Interest expense on redeemable stock                                        25,155          25,731
    Change in allowance for doubtful accounts and provision for returns        112,597         (26,000)
    Common stock issued for services                                           174,500         194,026
    Common stock issued as prepayment on production masters                    350,000              --
    Common stock issued for compensation                                       100,000         210,000
    Stock options granted to non-employees for services                        430,655         560,362
    Uncollectible stock subscription                                                --              --
    Interest on warrants issued with notes payable                              86,634              --
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                   (1,147,870)        120,783
      Inventories                                                             (570,025)       (136,948)
      Additions to prepaid royalties                                          (209,519)       (166,524)
      Prepaid and other                                                       (480,898)         (2,481)
    Increase (decrease) in:
      Accounts payable                                                         849,542        (613,510)
      Accrued payroll & related expenses                                        21,613         (53,378)
      Other accrued expenses                                                   112,357        (132,355)
      Payable on terminated contract                                          (105,839)        405,839
                                                                           ------------    ------------
    Net cash used by operating activities                                   (2,693,491)     (2,143,014)
                                                                           ------------    ------------

Cash flows from investing activities:
  Development of production masters                                           (945,063)       (463,728)
  Additions to patents and trademarks                                          (32,424)        (63,646)
  Purchase of property and equipment                                           (23,841)       (117,801)
                                                                           ------------    ------------
    Net cash used in investing activities                                   (1,001,328)       (645,175)
                                                                           ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures                                  --          10,000
  Proceeds from loans                                                               --         281,238
  Proceeds from exercise of options                                            121,378          25,200
  Net proceeds from issuance of common stock                                 2,618,780       3,198,400
  Proceeds from issuance of notes payable                                    1,150,000              --
  Purchase of redeemable common stock                                               --          (8,654)
                                                                           ------------    ------------
    Net cash provided by financing activities                                3,890,158       3,506,184
                                                                           ------------    ------------

Net increase (decrease) in cash and equivalents                                195,339         717,995

Cash and equivalents, beginning of year                                        745,993          27,998
                                                                           ------------    ------------
Cash and equivalents, end of year                                          $   941,332     $   745,993
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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

3.       NOTES PAYABLE AND CONVERTIBLE DEBENTURES

         In the fourth quarter of 2003, the Company issued notes payable totaling $1,150,000 to private lenders. The notes bear interest at 10.5% and are due December 31, 2004. Interest is payable quarterly, beginning March 31, 2004. Each lender was also granted one warrant at $1.00 per share and one warrant at $3.00 per share for the Company's common stock for each dollar loaned. The fair value of the warrants using the Black-Scholes valuation method totaled $506,557 at the time of issuance, which amount is being amortized over the lives of the notes payable as interest expense. The notes are secured by the production masters of twelve movies sold by the Company under the AMC logo. As further explained in Subsequent Events, Note 10 to these Financial Statements, part of these notes were repaid by the Company in March 2004 in relation to the private placement conducted at that time.

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

    Stock options and warrants                                   14,951,165          5,774,542
    Convertible debentures                                               --            121,500

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. References to "the Company" in this Exhibit List mean Genius Products, Inc., a Nevada corporation.

     Exhibit No.    Description
     -----------    -----------

         2.1 Agreement and Plan of Reorganization with Salutations, Inc., and related exhibits and consents (incorporated by reference from Exhibit 2.1 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         3.1 Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         3.2 Certificate of Change in Stock (incorporated by reference from Exhibit 3.2.2 included with the Company's Form 10-KSB, filed with the SEC on April 16, 2002).
         3.3 Certificate of Amendment of Articles of Incorporation (incorporated by reference from Exhibit 3.2.3 included with the Company's Form 10-KSB, filed with the SEC on April 16,
                  2002).
         3.4 Certificate of Amendment of Articles of Incorporation (incorporated by reference from Exhibit 3.4 included with the Company's Registration Statement (No. 333-108966) on Form SB-2 filed with the SEC on September 19, 2003).
         3.5 Bylaws, as amended on April 20, 2000 (incorporated by reference from Exhibit 3.2.2 included with the Company's Form 10-KSB, Amendment No. 1, filed with the SEC on May 1, 2000).
         4.1 Shareholders Agreement with Minnesota Communications Group, and related exhibits and schedules (incorporated by reference from Exhibit 4.2 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         4.2 Option Agreement to Purchase Common Stock with Kevin Harrington Enterprises, Inc. (incorporated by reference from
                  Exhibit 4.5 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         4.3 Form of Stock Option Agreement with Employees (incorporated by reference from Exhibit 4.7 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         4.4 Specimen Certificate for Common Stock (incorporated by reference from Exhibit 4.8 included with the Company's Form 10-KSB filed with the SEC on April 14, 2000).
         10.1 License Agreement with Minnesota Communications Group (incorporated by reference from Exhibit 10.1 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         10.2 License Agreement with Minnesota Public Radio (incorporated by reference from Exhibit 10.2 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         10.3 International Marketing and Distribution Agreement with HSND, and amendment and addendum thereto (incorporated by reference from Exhibit 10.7 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         10.4 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.8 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         10.5 Form of License Agreement with Naxos of America, Inc. (incorporated by reference from Exhibit 10.23 included with the Company's Registration Statement (No. 000-27915) on Form 10-SB filed with the SEC on November 2, 1999).
         10.6 Representation Agreement with Global Icons (incorporated by reference from Exhibit 10.31 included with the Company's Form 10-QSB, Amendment No. 1, filed with the SEC on May 18, 2000).
         10.7 License Agreement with Jakks Pacific, Inc. (incorporated by reference from Exhibit 10.39 included with the Company's Form 10-KSB, filed with the SEC on April 17, 2001).
         10.8 License Agreement with Catton Apparel Group (incorporated by reference from Exhibit 10.40 included with the Company's Form 10-KSB, filed with the SEC on April 17, 2001).
         10.9 License Agreement with J. Wasson Enterprises, Inc. (incorporated by reference from Exhibit 10.41 included with the Company's Form 10-KSB, filed with the SEC on April 17,
                  2001).
         10.10 Settlement Agreement (Investment Agreement) with American Public Media Group (formerly known as Minnesota Communications Group) (incorporated by reference from Exhibit 10.42 included with the Company's Form 10-KSB, filed with the SEC on April 17, 2001).

   Exhibit No.      Description
   -----------      -----------
         10.11 Settlement Agreement (Shareholders Agreement) with American Public Media Group (formerly known as Minnesota Communications Group) (incorporated by reference from Exhibit 10.43 included with the Company's Form 10-KSB, filed with the SEC on April 17, 2001).
         10.12 Stock Purchase Agreement with Klaus Moeller dated July 31, 2001 (incorporated by reference from Exhibit 4.4 included with the Company's Form S-8, filed with the SEC on August 3, 2001).
         10.13 Stock Purchase Agreement with Michael Meader dated July 31, 2001 (incorporated by reference from Exhibit 4.5 included with the Company's Form S-8, filed with the SEC on August 3, 2001).
         10.14 Stock Purchase Agreement with Larry Balaban dated July 31, 2001 (incorporated by reference from Exhibit 4.6 included with the Company's Form S-8, filed with the SEC on August 3, 2001).
         10.15 Stock Purchase Agreement with Howard Balaban dated July 31, 2001 (incorporated by reference from Exhibit 4.7 included with the Company's Form S-8, filed with the SEC on August 3, 2001).
         10.16 Employment Agreement with Klaus Moeller dated January 3, 2002 (incorporated by reference from Exhibit 10.51 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002). This agreement was amended effective October 31, 2003 to increase the term by one year, to grant additional stock options and to provide for salary increases in 2004 and 2005.
         10.17 Employment Agreement with Michael Meader dated January 3, 2002 (incorporated by reference from Exhibit 10.52 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002). This agreement was amended effective October 31, 2003 to increase the term by one year, to grant additional stock options and to provide for salary increases in 2004 and 2005.
         10.18 Employment Agreement with Larry Balaban dated January 3, 2002 (incorporated by reference from Exhibit 10.53 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002). This agreement was amended effective October 31, 2003 to increase the term by one year, to grant additional stock options and to provide for salary increases in 2004 and 2005.
         10.19 Employment Agreement with Howard Balaban dated January 3, 2002 (incorporated by reference from Exhibit 10.54 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002). This agreement was amended effective October 31, 2003 to increase the term by one year, to grant additional stock options and to provide for salary increases in 2004 and 2005.
         10.20 Employment Agreement with Vinko Kovac dated January 3, 2002 (incorporated by reference from Exhibit 10.55 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002).
         10.21 Employment Agreement with Julie Ekelund dated April 1, 2002 (incorporated by reference from Exhibit 10.56 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002). This agreement was amended effective October 31, 2003 to increase the term by one year, to grant additional stock options and to provide for salary increases in 2004 and 2005.
         10.22 Amended and Restated 1997 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.61 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002).
         10.23 Second Amended and Restated 2000 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.62 included with the Company's Form 10-KSB, Amendment #1, filed with the SEC on April 30, 2002).
         10.24 2003 Stock Option Plan (incorporated by reference from Exhibit A included with the Company's Proxy Statement, filed with the SEC on April 30, 2003).
         10.25 Form of Incentive Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from Exhibit 10.30 included with the Company's Registration Statement (No. 333-108966) on form SB-2 filed with the SEC on September 19,
                  2003).
         10.26 Form of Non-Qualified Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from Exhibit
                  10.31 included with the Company's Registration Statement (No. 333-108966) on form SB-2 filed with the SEC on September 19,
                  2003).
         10.27 Form of Executive Stock Payment Agreement dated as of January 3, 2002, with Klaus Moeller, Michael Meader, Larry Balaban and Howard Balaban for stock paid in lieu of $15,000 each of 2001 salary and $30,000 each of 2002 salary (incorporated by reference from Exhibit 10.64 included with the Company's Form 10-KSB filed with the SEC on April 3, 2003).

   Exhibit No.      Description
   -----------      -----------
         10.28    Executive Stock Payment Agreement dated as of April 1, 2002, with Julie Ekelund for stock paid in lieu of $30,000 of 2002 salary (incorporated by reference from Exhibit 10.33 included with the Company's Registration Statement (No. 333-108966) on
                  form SB-2 filed with the SEC on September 19, 2003).
         10.29    Form of Executive Stock Payment Agreement dated as of June 2,
                  2003, with Klaus Moeller, Michael Meader, Larry Balaban.
                  Howard Balaban and Julie Ekelund for stock and warrants paid in lieu of $20,000 each of 2003 salary (incorporated by
                  reference from Exhibit 10.1 included with the Company's Form
                  10-QSB filed with the SEC on August 14, 2003).
         10.30    Sublease with Citibank (West), FSB for office space in Solana
                  Beach, California.
         10.31    Sublease with the Meader Family Limited Trust dated December
                  31, 2003 for warehouse facility in Iowa.
         10.32    Sublease with Ekelund Properties, LLC dated December 31, 2003 for sales offices in Minnesota.
         10.33    Form of Secured Promissory Note and Pledge Agreement dated as of January 3, 2002, for notes receivable for warrants
                  exercised by S G Consulting, Inc., and Algarvida LDA, in the amounts of $415,800 and $312,600, respectively, and for
                  options exercised by Klaus Moeller, Michael Meader, Larry
                  Balaban and Howard Balaban in the amount of $419,500 and by
                  Vinko Kovac in the amount of $100,000 (incorporated by
                  reference from Exhibit 10.66 included with the Company's Form
                  10-KSB filed with the SEC on April 3, 2003).
         10.34    Employment Agreement with Mark Miller dated February 2, 2004.
         10.35    Form of Secured Promissory Notes for total of $1,150,000
                  issued in last quarter of 2003.
         10.36    Form of Security Agreement executed in conjunction with 2003
                  Secured Promissory Notes.
         10.37    Form of Collateral Agent Agreement executed in conjunction with 2003 Secured Promissory Notes.
         10.38    Form of $1 and $3 Warrants issued in conjunction with 2003
                  Secured Promissory Notes.
         10.39    Code of Ethics adopted February 27, 2004.
         10.40    Amendment to Employment Agreement with Klaus Moeller dated
                  October 31, 2003 (filed with the Company's Form 10-KSB,
                  Amendment #1, on April 29, 2004).
         10.41    Amendment to Employment Agreement with Michael Meader dated
                  October 31, 2003 (filed with the Company's Form 10-KSB,
                  Amendment #1, on April 29, 2004).
         10.42    Amendment to Employment Agreement with Howard Balaban dated
                  October 31, 2003 (filed with the Company's Form 10-KSB,
                  Amendment #1, on April 29, 2004).
         10.43    Amendment to Employment Agreement with Larry Balaban dated
                  October 31, 2003 (filed with the Company's Form 10-KSB,
                  Amendment #1, on April 29, 2004).
         10.44    Amendment to Employment Agreement with Julie Ekelund dated
                  October 31, 2003 (filed with the Company's Form 10-KSB,
                  Amendment #1, on April 29, 2004).
         23*      Consent of independent auditors.
         31.1*    Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act.
         31.2*    Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act.
         32.1*    Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act.
         32.2*    Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act.

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

/s/ Klaus Moeller               Chief Executive Officer, Chairman of the           July 13, 2004
---------------------------     Board and Interim Chief Financial Officer
Klaus Moeller                   (principal executive officer and
                                principal financial officer)

/s/ Carl Amari                  Director                                           July 13, 2004
---------------------------
Carl Amari

/s/ Nancy Evensen               Director                                           July 13, 2004
---------------------------
Nancy Evensen

                                       36