Form 10KSB/A
period 2003-12-31
GENIUS PRODUCTS INC
filed 2004-08-10
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 3 TO
                                   FORM 10-KSB

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

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES WHICH MAY BE DETRIMENTAL TO INVESTORS.

         Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for "penny stock". Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

         Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.

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

         We do not report our different products as segments because we do not allocate our resources among products and measure performance by product, and we do not maintain discrete financial information concerning each of them. Our chief operating decision maker receives financial information taken as a whole. Due to our size and limited resources, our sales, marketing and product development efforts are performed by the same personnel working on all of the different products and our warehousing costs also are for all products. In addition, we do not report our retail operations, representing sales over the Internet, as a separate segment because they are immaterial, representing less than 1% of revenues. Our Internet presence is maintained primarily for advertising and brand recognition purposes.

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

         Interest expense in 2003 increased compared to 2002 primarily as the result of $86,634 of amortization of the discount on notes payable in the fourth quarter of 2003. Both 2003 and 2002 include interest expense on stock subject to rescission and convertible debentures.

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

         B.       NEW PRIVATE PLACEMENT AND PAYOFF OF CERTAIN NOTES PAYABLE

         Private Placement. On March 19, 2004, a private placement offering of $7,000,000 was completed pursuant to Rule 506 of Regulation D of the Securities Act. Proceeds to us net of commissions totaled approximately $6,500,000. We intend to use the proceeds for working capital purposes. Sands Brothers International Limited served as the selected dealer for the transaction. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and a warrant to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. Pursuant to the sales of the units, we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock (including those warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have agreed to file a resale registration statement for the resale of the common stock and the common stock underlying the warrants by May 18, 2004. We will be subject to penalties if we do not timely file a registration statement or if such registration statement does not become and remain effective as we agreed.

         Notes Payable. Upon the request of certain of the $1,150,000 secured promissory note holders, we repaid $294,999 of the notes prior to the maturity date. Those noteholders then purchased units in the private placement.

         C.       TERMINATION OF DISTRIBUTION AGREEMENT WITH WARNER HOME VIDEO

         On March 5, 2004, Genius Products and Warner Home Video agreed to terminate the distribution agreement between the parties, allowing us to begin self-distribution of our Baby Genius line of VHS and DVDs. We already self-distribute most of our other products, so we anticipate we will be able to efficiently distribute the Baby Genius VHS and DVDs through our pre-existing distribution channels. As previously disclosed, the royalties related to the distribution of our VHS and DVDs by Warner Home Video had been less than anticipated. We expect that we will be able to increase our revenues from these products through self-distribution. Under the termination agreement, we also regained the distribution rights for our planned line of Kid Genius VHS and DVDs. The agreement calls for us to repay $300,000 to Warner Home Video by paying them a royalty on net sales of the Baby Genius VHS and DVDs made by us in the future, with final payment due March 5, 2005. We also purchased approximately $192,000 in remaining inventory of our VHS and DVDs from them.

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

                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 19, 2004


                               GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET

                                                                                         DECEMBER 31,
                                                                                             2003
                                                                                        -------------
                                               ASSETS
Current assets:

    Cash and equivalents                                                                $    941,332
    Accounts receivable, net of allowance for doubtful accounts and provision for
       sales returns of $182,597                                                           1,321,998
    Inventories                                                                              830,284
    Prepaid royalties                                                                        376,043
    Prepaid and other                                                                        533,150
                                                                                        -------------
       Total current assets                                                                4,002,807
Property and equipment, net                                                                  140,962
Production masters, net of accumulated amortization of $372,601                            1,186,247
Patents and trademarks, net of accumulated amortization of $31,403                           109,916
Other assets                                                                                 135,196
                                                                                        -------------
                                                                                        $  5,575,128
                                                                                        =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable, net of unamortized discount of $419,923                              $    730,077
    Accounts payable                                                                       1,081,614
    Accrued payroll and related expenses                                                      65,772
    Payable on terminated contract                                                           300,000
    Convertible debenture                                                                     50,750
    Other accrued expenses                                                                   133,429
                                                                                        -------------
      Total current liabilities                                                            2,361,642
Redeemable common stock                                                                      490,932
Commitments and contingencies                                                                     --
Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized; 20,658,425 shares
       outstanding                                                                            20,658
    Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 shares
       outstanding                                                                                --
    Additional paid-in capital                                                            21,029,331
    Subscriptions receivable                                                              (2,796,242)
    Accumulated deficit                                                                  (15,531,193)
                                                                                        -------------
       Total stockholders' equity                                                          2,722,554
                                                                                        -------------
                                                                                        $  5,575,128
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


                                              GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                                        Total
                                                                    Additional       Stock                          Stockholders'
                                          Common Stock               Paid-in      Subscription      Accumulated        Equity
                                     Shares          Amount          Capital        Receivable        Deficit         (Deficit)
                                  -------------   -------------   -------------   -------------    -------------    -------------
Balance, December 31, 2001           6,183,756           6,184       9,292,867              --      (10,000,435)        (701,384)

  Shares issued in private
    placement, net of
    offering costs                   5,146,267           5,147       3,193,253              --               --        3,198,400
  Debt conversion                      446,410             446         280,792              --               --          281,238
  Shares issued for
    compensation                       305,716             306         209,694              --               --          210,000
  Shares issued for services
    and production masters             223,251             223         267,403              --               --          267,626
  Exercise of stock options             57,580              58          25,142              --               --           25,200
  Stock option costs                        --              --         560,362              --               --          560,362
  Stock subscriptions
    receivable                       3,507,700           3,507       2,502,893      (2,506,400)              --               --
  Interest on subscriptions
    receivable                              --              --         139,458        (139,458)              --               --

  Net loss                                  --              --              --              --       (2,788,082)      (2,788,082)
                                  -------------   -------------   -------------   -------------    -------------    -------------
Balance, December 31,2002           15,870,680    $     15,871    $ 16,471,864    $ (2,645,858)    $(12,788,517)    $  1,053,360
                                  -------------   -------------   -------------   -------------    -------------    -------------
  Shares issued in private
    placement, net of
    offering costs                   3,836,786           3,837       2,614,943              --               --        2,618,780
  Debt conversion                       10,000              10           9,990              --               --           10,000
  Shares issued for
    compensation                       142,860             143          99,857              --               --          100,000
  Shares issued for services           217,847             217         174,283              --               --          174,500
  Exercise of stock options            159,330             159         121,219              --               --          121,378
  Stock option costs                        --              --         430,655              --               --          430,655
  Shares issued for payment of
    DVD remastering costs              350,000             350         349,650              --               --          350,000
  Shares issued for option to
    acquire                             70,922              71          99,929              --               --          100,000
  Interest on subscriptions
    receivable                              --              --         150,384        (150,384)              --               --
  Discount on notes payable
    issued with warrants                    --              --         506,557              --               --          506,557
  Net loss                                  --              --              --              --       (2,742,676)      (2,742,676)
                                  -------------   -------------   -------------   -------------    -------------    -------------
Balance, December 31, 2003          20,658,425    $     20,658    $ 21,029,331    $ (2,796,676)    $(15,531,193)    $  2,722,554
                                  =============   =============   =============   =============    =============    =============

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.


                                    GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31,

                                                                               2003            2002
                                                                           ------------    ------------
Cash flows from operating activities:
  Net loss                                                                 $(2,742,676)    $(2,788,082)
  Adjustments to reconcile net loss to
    Net cash used by operating activities:
    Depreciation and amortization                                              300,283         243,468
    Write-off of production masters                                                 --          16,055
    Interest expense on redeemable stock                                        25,155          25,731
    Change in allowance for doubtful accounts and provision for returns        112,597         (26,000)
    Common stock issued for services                                           174,500         194,026
    Common stock issued as prepayment on production masters                    350,000              --
    Common stock issued for compensation                                       100,000         210,000
    Stock options granted to non-employees for services                        430,655         560,362
    Amortization of discount on notes payable                                   86,634              --
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                   (1,147,870)        120,783
      Inventories                                                             (570,025)       (136,948)
      Additions to prepaid royalties                                          (209,519)       (166,524)
      Prepaid and other                                                       (480,898)         (2,481)
    Increase (decrease) in:
      Accounts payable                                                         849,542        (613,510)
      Accrued payroll & related expenses                                        21,613         (53,378)
      Other accrued expenses                                                   112,357        (132,355)
      Payable on terminated contract                                          (105,839)        405,839
                                                                           ------------    ------------
    Net cash used by operating activities                                   (2,693,491)     (2,143,014)
                                                                           ------------    ------------

Cash flows from investing activities:
  Development of production masters                                           (945,063)       (463,728)
  Additions to patents and trademarks                                          (32,424)        (63,646)
  Purchase of property and equipment                                           (23,841)       (117,801)
                                                                           ------------    ------------
    Net cash used in investing activities                                   (1,001,328)       (645,175)
                                                                           ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures                                  --          10,000
  Proceeds from loans                                                               --         281,238
  Proceeds from exercise of options                                            121,378          25,200
  Net proceeds from issuance of common stock                                 2,618,780       3,198,400
  Proceeds from issuance of notes payable                                    1,150,000              --
  Purchase of redeemable common stock                                               --          (8,654)
                                                                           ------------    ------------
    Net cash provided by financing activities                                3,890,158       3,506,184
                                                                           ------------    ------------

Net increase (decrease) in cash and equivalents                                195,339         717,995

Cash and equivalents, beginning of year                                        745,993          27,998
                                                                           ------------    ------------
Cash and equivalents, end of year                                          $   941,332     $   745,993
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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

3.       NOTES PAYABLE AND CONVERTIBLE DEBENTURES

         In the fourth quarter of 2003, the Company issued notes payable totaling $1,150,000 to private lenders. The notes bear interest at 10.5% and are due December 31, 2004. Interest is payable quarterly, beginning March 31, 2004. Each lender was also granted one warrant at $1.00 per share and one warrant at $3.00 per share for the Company's common stock for each dollar loaned. The fair value of the warrants using the Black-Scholes valuation method totaled $506,557 at the time of issuance, and is reflected as a discount on the notes payable in the accompanying financial statements. The discount is being amortized over the lives of the notes payable as interest expense. The notes are secured by the production masters of twelve movies sold by the Company under the AMC logo. As further explained in Subsequent Events, Note 10 to these Financial Statements, part of these notes was repaid by the Company in March 2004.

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

         B.       NEW PRIVATE PLACEMENT AND PAYOFF OF CERTAIN NOTES PAYABLE

         Private Placement. On March 19, 2004, a private placement offering of $7,000,000 was completed pursuant to Rule 506 of Regulation D of the Securities Act. Proceeds to us net of commissions totaled approximately $6,500,000. We intend to use the proceeds for working capital purposes. Sands Brothers International Limited served as the selected dealer for the transaction. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and a warrant to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. Pursuant to the sales of the units we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock (including those warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have agreed to file a resale registration statement for the resale of the common stock and the common stock underlying the warrants by May 18, 2004. We will be subject to penalties if we do not timely file a registration statement or if such registration statement does not become and remain effective as we agreed.

         Notes Payable. Upon the request of certain of the $1,150,000 secured promissory note holders, we repaid $294,999 of the notes prior to the maturity date. Those noteholders then purchased units in the private placement.

         C.       TERMINATION OF DISTRIBUTION AGREEMENT WITH WARNER HOME VIDEO

         On March 5, 2004, Genius Products and Warner Home Video agreed to terminate the distribution agreement between the parties, allowing us to begin self-distribution of our Baby Genius line of VHS and DVDs. We already self-distribute most of our other products, so we anticipate we will be able to efficiently distribute the Baby Genius VHS and DVDs through our pre-existing distribution channels. As previously disclosed, the royalties related to the distribution of our VHS and DVDs by Warner Home Video had been less than anticipated. We expect that we will be able to increase our revenues from these products through self-distribution. Under the termination agreement, we also regained the distribution rights for our planned line of Kid Genius VHS and DVDs. The agreement calls for us to repay $300,000 to Warner Home Video by paying them a royalty on net sales of the Baby Genius VHS and DVDs made by us in the future, with final payment due March 5, 2005. We also purchased approximately $192,000 in remaining inventory of our VHS and DVDs from them.

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

         All of the above executives signed three-year employment agreements which commenced as of January 3, 2002, except for Julie Ekelund, whose agreement commenced as of April 1, 2002. These employments were extended until January 2, 2006, pursuant to an amendment to each agreement as of October 31, 2003. See "Certain Relationships and Related Transactions".

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

   Exhibit No.      Description
   -----------      -----------
         10.28    Executive Stock Payment Agreement dated as of April 1, 2002, with Julie Ekelund for stock paid in lieu of $30,000 of 2002 salary (incorporated by reference from Exhibit 10.33 included with the Company's Registration Statement (No. 333-108966) on
                  form SB-2 filed with the SEC on September 19, 2003).
         10.29    Form of Executive Stock Payment Agreement dated as of June 2,
                  2003, with Klaus Moeller, Michael Meader, Larry Balaban.
                  Howard Balaban and Julie Ekelund for stock and warrants paid in lieu of $20,000 each of 2003 salary (incorporated by
                  reference from Exhibit 10.1 included with the Company's Form
                  10-QSB filed with the SEC on August 14, 2003).
         10.30    Sublease with Citibank (West), FSB for office space in Solana
                  Beach, California.
         10.31    Sublease with the Meader Family Limited Trust dated December
                  31, 2003 for warehouse facility in Iowa.
         10.32    Sublease with Ekelund Properties, LLC dated December 31, 2003 for sales offices in Minnesota.
         10.33    Form of Secured Promissory Note and Pledge Agreement dated as of January 3, 2002, for notes receivable for warrants
                  exercised by S G Consulting, Inc., and Algarvida LDA, in the amounts of $415,800 and $312,600, respectively, and for
                  options exercised by Klaus Moeller, Michael Meader, Larry
                  Balaban and Howard Balaban in the amount of $419,500 and by
                  Vinko Kovac in the amount of $100,000 (incorporated by
                  reference from Exhibit 10.66 included with the Company's Form
                  10-KSB filed with the SEC on April 3, 2003).
         10.34    Employment Agreement with Mark Miller dated February 2, 2004
                  (filed with the Company's Form 10-KSB on March 30, 2004).
         10.35    Form of Secured Promissory Notes for total of $1,150,000
                  issued in last quarter of 2003 (filed with the Company's Form
                  10-KSB on March 30, 2004).
         10.36    Form of Security Agreement executed in conjunction with 2003
                  Secured Promissory Notes (filed with the Company's Form 10-KSB on March 30, 2004).
         10.37    Form of Collateral Agent Agreement executed in conjunction with 2003 Secured Promissory Notes (filed with the Company's
                  Form 10-KSB on March 30, 2004).
         10.38    Form of $1 and $3 Warrants issued in conjunction with 2003
                  Secured Promissory Notes (filed with the Company's Form 10-KSB on March 30, 2004).
         10.39    Code of Ethics adopted February 27, 2004 (filed with the
                  Company's Form 10-KSB on March 30, 2004).
         10.40    Amendment to Employment Agreement with Klaus Moeller dated
                  October 31, 2003 (filed with the Company's Form 10-KSB,
                  Amendment #1, on April 29, 2004).
         10.41    Amendment to Employment Agreement with Michael Meader dated
                  October 31, 2003 (filed with the Company's Form 10-KSB,
                  Amendment #1, on April 29, 2004).
         10.42    Amendment to Employment Agreement with Howard Balaban dated
                  October 31, 2003 (filed with the Company's Form 10-KSB,
                  Amendment #1, on April 29, 2004).
         10.43    Amendment to Employment Agreement with Larry Balaban dated
                  October 31, 2003 (filed with the Company's Form 10-KSB,
                  Amendment #1, on April 29, 2004).
         10.44    Amendment to Employment Agreement with Julie Ekelund dated
                  October 31, 2003 (filed with the Company's Form 10-KSB,
                  Amendment #1, on April 29, 2004).
         23*      Consent of independent auditors.
         31.1*    Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act.
         31.2*    Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act.
         32.1*    Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act.
         32.2*    Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act.

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

Date: August 10, 2004
                                      GENIUS PRODUCTS, INC.,
                                      a Nevada corporation

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

/s/ Klaus Moeller               Chief Executive Officer, Chairman of the           August 10, 2004
---------------------------     Board and Interim Chief Financial Officer
Klaus Moeller                   (principal executive officer and
                                principal financial officer)

/s/ Carl Amari                  Director                                           August 10, 2004
---------------------------
Carl Amari

/s/ Nancy Evensen               Director                                           August 10, 2004
---------------------------
Nancy Evensen

                                       36