Form 10QSB/A
period 2004-03-31
GENIUS PRODUCTS INC
filed 2004-08-10
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB
                              --------------------

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
                                                                           -------------

                                                                           $ 12,325,240
                                                                           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable, net of unamortized discount of $314,942                 $    540,059
    Accounts payable                                                          2,433,121
    Accrued payroll and related expenses                                         81,710
    Debentures payable                                                           50,750
    Accrued expenses                                                            150,418
    Payable on terminated contract                                              300,000
                                                                           -------------

             Total current liabilities                                        3,556,058

    Redeemable common stock                                                     497,221

    Commitments and contingencies                                                    --

Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized;
        24,399,421 shares outstanding                                            24,399
    Preferred stock, $.001 par value; 10,000,000 shares
        authorized; 0 shares outstanding                                             --
    Additional paid-in capital                                               24,577,307
    Accumulated deficit                                                     (16,329,745)
                                                                           -------------

             Total stockholders' equity                                       8,271,961
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

                          GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED) FOR THE THREE MONTHS ENDED

                                                                                            MARCH 31,
                                                                                   ---------------------------
                                                                                       2004           2003
                                                                                   ------------   ------------
Cash flows from operating activities
     Net loss                                                                      $  (798,552)   $  (479,585)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                 104,373         52,394
         Change in allowance for doubtful accounts and provision for returns            11,051         17,270
         Common stock issued for services                                               33,000         41,000
         Stock options granted to non-employees for services                           157,383         52,888
         Return and cancellation of stock issued for the remastering of movies        (350,000)            --
         Interest expense on redeemable common stock                                     6,289          6,289
         Amortization of discount on notes payable                                     104,980             --
         Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                                        (1,019,166)        20,849
         Inventories                                                                  (596,437)       (61,027)
         Prepaid royalties                                                              10,666          9,038
         Prepaid expenses and deposits                                                 315,966       (144,091)
         Increase (decrease) in:
         Accounts payable                                                            1,351,507        105,057
         Accrued payroll & related items                                                15,938          2,086
         Accrued expenses                                                               16,989          4,905
         Payable on terminated contract                                                     --        (50,000)
                                                                                   ------------   ------------

     Net cash used by operating activities                                            (636,013)      (422,927)
                                                                                   ------------   ------------

Cash flows from investing activities
     Patents and trademarks                                                                 --         (1,029)
     Development of production masters                                                (434,727)       (90,216)
     Purchase of property and equipment                                                (78,520)        (1,829)
                                                                                   ------------   ------------

     Net cash used in investing activities                                            (513,247)       (93,074)
                                                                                   ------------   ------------

Cash flows from financing activities
     Payments on notes payable                                                        (294,999)            --
     Proceeds from exercise of options                                                 107,860          4,000
     Proceeds from issuance of common stock, net of offering costs                   6,425,468             --
                                                                                   ------------   ------------

     Net cash provided by financing activities                                       6,238,329          4,000
                                                                                   ------------   ------------

Net increase (decrease) in cash and equivalents                                      5,089,069       (512,001)

Cash at beginning of period                                                            941,332        745,993
                                                                                   ------------   ------------

Cash at end of period                                                              $ 6,030,401    $   233,992
                                                                                   ============   ============

     Non-cash investing and financing activities:
         Repayment of officer loans by return of common stock                           25,751             --
         Repayment of notes receivable by return of common stock                     2,796,242             --
         Interest on notes receivable                                                    8,240         37,596
         Conversion of debenture to common stock                                            --         10,000

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

    Stock options and warrants                                   21,040,364          5,840,257
    Convertible debentures                                               --            121,500

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

         For the first quarter of 2004, revenues were as follows:

         1. Sales of our DVDs and VHS (75.1% of revenues for the first quarter of 2004);
         2. Sales of our audio CDs and cassettes (23.4% of revenues for the first quarter of 2004); and
         3. Sales from royalties, licensing and other (1.5% of revenues for the first quarter of 2004).


         We are continuing to seek agreements for licensed music, and in the first quarter of 2004, signed agreements to develop and market music for My Little Pony(TM), The Little Tikes(TM) and Tonka(TM). We are also developing additional music lines and gift sets (audio CDs with gifts) for our existing retail clients. We began selling religious music for children entitled Wee Worship(TM) in the first quarter of 2004 as well as our new Tranquility CDs (music marketed to adults), and we are continuing to develop additional proprietary musical products to enhance our existing offerings. We intend to commence sales of Zoo Babies pillows and gift sets in the fall of 2004.

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

         Interest expense increased to $147,002 for the three months ended March 31, 2004 compared to $8,047 for the same period of 2003, due to interest on notes payable issued in the fourth quarter of 2003, which included the amortization of the discount on the notes payable.

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

         Cash flows from financing activities of $6,238,329 in the three month period ending March 31, 2004 were primarily from the sale of our common stock in a private placement as noted above and the exercise of options. This was partially offset by the repayment of part of the notes payable. In the first quarter of 2003, the exercise of an option accounted for the cash flows from financing activities.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

             10.1 Homevideo Distribution Agreement with Warner Home Video dated February 6, 2002 (filed with the Company's Form 10-QSB on May 17, 2004).*

             10.2 Distribution and Manufacturing Agreement with Falcon Picture Group, LLC dated November 12, 2002 (filed with the Company's Form 10-QSB on May 17, 2004).*

             10.3 License Agreement with Falcon Picture Group, LLC dated September 8, 2003 (filed with the Company's Form 10-QSB on May 17, 2004).*

             10.4 First Amendment to License Agreement with Falcon Picture Group, LLC dated December 22, 2003 (filed with the Company's Form 10-QSB, Amendment #1, on July 13, 2004).*

             10.5 Restated Termination, Release and Royalty Agreement with Warner Home Video dated March 5, 2004 (filed with the Company's Form 10-QSB, Amendment #1, on July 13, 2004).*

             31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.**

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

                                                                    EXHIBIT 31.1

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER

I, Klaus Moeller, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Genius Products, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  August 10, 2004                 By:  /s/ Klaus Moeller
                                             -----------------------------------
                                             Klaus Moeller
                                             Chief Executive Officer and Interim
                                             Chief Financial Officer
                                             (principal executive officer)

                                                                    EXHIBIT 31.2

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER

I, Klaus Moeller, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Genius Products, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  August 10, 2004                 By:  /s/ Klaus Moeller
                                             -----------------------------------
                                             Klaus Moeller
                                             Chief Executive Officer and Interim
                                             Chief Financial Officer
                                             (principal executive officer)

                                                                    EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         I, Klaus Moeller, Chief Executive Officer and Interim Chief Financial Officer of Genius Products, Inc. (the "Registrant"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and
Section 1350 of Chapter 63 of Title 18 of the United States Code that:

         (1) the Registrant's Quarterly Report on Form 10-QSB of the Registrant for the period ended June 30, 2003 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  August 10, 2004                 By:  /s/ Klaus Moeller
                                             -----------------------------------
                                             Klaus Moeller
                                             Chief Executive Officer and Interim
                                             Chief Financial Officer

                                                                    EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Klaus Moeller, Chief Executive Officer and Interim Chief Financial Officer of Genius Products, Inc. (the "Registrant"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and
Section 1350 of Chapter 63 of Title 18 of the United States Code that:

         (1) the Registrant's Quarterly Report on Form 10-QSB of the Registrant for the period ended June 30, 2003 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  August 10, 2004                 By:  /s/ Klaus Moeller
                                             -----------------------------------
                                             Klaus Moeller
                                             Chief Executive Officer and Interim
                                             Chief Financial Officer