Form 10KSB/A
period 2003-12-31
GENIUS PRODUCTS INC
filed 2004-08-12
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 4 TO
                                   FORM 10-KSB


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

         The legal effect of our making rescission offers is uncertain. Federal and most state securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered or qualified as required or was not otherwise exempt from such registration or qualification requirements. To the extent these securities laws claims are not barred and are brought against us by current or former holders of our securities, they could result in judgments for damages. If any of the offerees reject our rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of the common stock sold to them plus any statutory interest we may be required to pay. In addition, the rescission offer will not prevent regulators from pursuing enforcement actions or imposing penalties and fines against us with respect to any violations of securities laws.

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


         Jewelry revenues declined in 2003 as our main jewelry customer has only ordered infrequently, and although we may continue to sell jewelry in the future, we expect to focus our efforts on selling other products and anticipate that jewelry will not be a significant contributor to revenues in the future. Licensing revenues also declined in 2003, and are also not expected to be a significant contributor to our revenues in the future. Royalties related to the distribution of our videos by Warner Home Video declined in 2003, as the sales of Baby Genius VHS and DVDs by Warner Home Video failed to reach the levels we anticipated. In the first quarter of 2004, we reached an agreement to terminate the agreement with Warner Home Video that will allow us to self-distribute the Baby Genius VHS and DVDs directly to our customers. As a result of this agreement, there will be no further royalties received. As part of the agreement, we will pay a settlement amount of $300,000 by paying a royalty on the future sales of our Baby Genius videos and DVDs. The $300,000 represents the amount of advance royalties received from Warner that we are required to repay. The amount of advance royalties was previously classified as deferred income - advance royalties. This amount will be our maximum obligation under the settlement agreement and must be repaid by March 5, 2005. We also purchased the remaining inventory of our VHS and DVDs from Warner Home Video for approximately $192,000.


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

         Notes Payable. Upon the request of certain of the $1,150,000 secured promissory note holders, we repaid $294,999 of the notes prior to the maturity date. Those noteholders then purchased units in the private placement. Amortization of the discount on the repaid notes totaled $80,789.

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


                                              GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                                        Total
                                                                    Additional       Stock                          Stockholders'
                                          Common Stock               Paid-in      Subscription      Accumulated        Equity
                                     Shares          Amount          Capital        Receivable        Deficit         (Deficit)
                                  -------------   -------------   -------------   -------------    -------------    -------------
Balance, December 31, 2001           6,183,756           6,184       9,292,867              --      (10,000,435)        (701,384)

  Shares issued in private
    placement, net of
    offering costs                   5,146,267           5,147       3,193,253              --               --        3,198,400
  Debt conversion                      446,410             446         280,792              --               --          281,238
  Shares issued for
    compensation                       305,716             306         209,694              --               --          210,000
  Shares issued for services
    and production masters             223,251             223         267,403              --               --          267,626
  Exercise of stock options             57,580              58          25,142              --               --           25,200
  Stock option costs                        --              --         560,362              --               --          560,362
  Stock subscriptions
    receivable                       3,507,700           3,507       2,502,893      (2,506,400)              --               --
  Interest on subscriptions
    receivable                              --              --         139,458        (139,458)              --               --


  Net loss                                  --              --              --              --       (2,788,082)      (2,788,082)
                                  -------------   -------------   -------------   -------------    -------------    -------------
Balance, December 31,2002           15,870,680    $     15,871    $ 16,471,864    $ (2,645,858)    $(12,788,517)    $  1,053,360
                                  -------------   -------------   -------------   -------------    -------------    -------------
  Shares issued in private
    placement, net of
    offering costs                   3,836,786           3,837       2,614,943              --               --        2,618,780
  Debt conversion                       10,000              10           9,990              --               --           10,000
  Shares issued for
    compensation                       142,860             143          99,857              --               --          100,000
  Shares issued for services           217,847             217         174,283              --               --          174,500
  Exercise of stock options            159,330             159         121,219              --               --          121,378
  Stock option costs                        --              --         430,655              --               --          430,655
  Shares issued for payment of
    DVD remastering costs              350,000             350         349,650              --               --          350,000
  Shares issued for option to
    acquire                             70,922              71          99,929              --               --          100,000
  Interest on subscriptions
    receivable                              --              --         150,384        (150,384)              --               --
  Warrants issued with
    notes payable                           --              --         506,557              --               --          506,557
  Net loss                                  --              --              --              --       (2,742,676)      (2,742,676)
                                  -------------   -------------   -------------   -------------    -------------    -------------
Balance, December 31, 2003          20,658,425    $     20,658    $ 21,029,331    $ (2,796,676)    $(15,531,193)    $  2,722,554
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


         Notes Payable. Upon the request of certain of the $1,150,000 secured promissory note holders, we repaid $294,999 of the notes prior to the maturity date. Those noteholders then purchased units in the private placement. Amortization of the discount on the repaid notes totaled $80,789.


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


Date: August 12, 2004
                                      GENIUS PRODUCTS, INC.,
                                      a Nevada corporation


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


/s/ Klaus Moeller               Chief Executive Officer, Chairman of the           August 12, 2004
---------------------------     Board and Interim Chief Financial Officer
Klaus Moeller                   (principal executive officer and
                                principal financial officer)

/s/ Carl Amari                  Director                                           August 12, 2004
---------------------------
Carl Amari

/s/ Nancy Evensen               Director                                           August 12, 2004
---------------------------
Nancy Evensen


                                       36