Form 10QSB/A
period 2004-03-31
GENIUS PRODUCTS INC
filed 2004-08-12
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------
                               AMENDMENT NO. 3 TO
                                   FORM 10-QSB
                              --------------------


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
                                                                           -------------

                                                                           $ 12,325,240
                                                                           =============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
    Notes payable, net of unamortized discount of $234,153                 $    620,848
    Accounts payable                                                          2,433,121
    Accrued payroll and related expenses                                         81,710
    Debentures payable                                                           50,750
    Accrued expenses                                                            150,418
    Payable on terminated contract                                              300,000
                                                                           -------------

             Total current liabilities                                        3,636,847


    Redeemable common stock                                                     497,221

    Commitments and contingencies                                                    --


Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized;
        24,399,421 shares outstanding                                            24,399
    Preferred stock, $.001 par value; 10,000,000 shares
        authorized; 0 shares outstanding                                             --
    Additional paid-in capital                                               24,577,307
    Accumulated deficit                                                     (16,410,534)
                                                                           -------------

             Total stockholders' equity                                       8,191,172
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

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED) FOR THE THREE
                                  MONTHS ENDED

                                                              MARCH 31,
                                                   -----------------------------
                                                       2004             2003
                                                   -------------   -------------
Revenues:

        Audio                                      $    778,603    $    499,112
        DVD and VHS                                   2,497,044              --
        Royalties, licensing and other                   49,050         123,390
                                                   -------------   -------------
Gross revenues                                        3,324,697         622,502
        Sales returns, discounts and allowances        (193,308)        (71,955)
                                                   -------------   -------------
            Net revenues                              3,131,389         550,547
                                                   -------------   -------------

Costs and expenses
     Cost of revenues:
        Audio                                           342,724         191,014
        DVD and VHS                                   1,601,410              --
        Other                                            45,032          58,211
        Warehouse expenses                               51,458          16,694
     Sales and marketing                                476,333         203,607
     Product development                                276,058         111,805
     General and administrative                         989,124         441,161
                                                   -------------   -------------

     Total costs and expenses                         3,782,139       1,022,492
                                                   -------------   -------------

     Loss from operations                              (650,750)       (471,945)


Other income (expense)                                       --           1,207
Interest expense                                       (227,791)         (8,047)
                                                   -------------   -------------

     Loss before provision for income taxes            (878,541)       (478,785)


Provision for income taxes                                  800             800
                                                   -------------   -------------


     Net loss                                      $   (879,341)   $   (479,585)
                                                   =============   =============


Basic and diluted loss per common share:
     Net loss per share                            $      (0.04)   $      (0.03)
                                                   =============   =============

     Basic and diluted weighted average shares       20,697,233      15,890,544
                                                   =============   =============

        The accompanying notes are an integral part of these statements.

                          GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED) FOR THE THREE MONTHS ENDED


                                                                                            MARCH 31,
                                                                                   ---------------------------
                                                                                       2004           2003
                                                                                   ------------   ------------
Cash flows from operating activities
     Net loss                                                                      $  (879,341)   $  (479,585)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                 104,373         52,394
         Change in allowance for doubtful accounts and provision for returns            11,051         17,270
         Common stock issued for services                                               33,000         41,000
         Stock options granted to non-employees for services                           157,383         52,888
         Return and cancellation of stock issued for the remastering of movies        (350,000)            --
         Interest expense on redeemable common stock                                     6,289          6,289
         Amortization of discount on notes payable                                     185,769             --
         Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                                        (1,019,166)        20,849
         Inventories                                                                  (596,437)       (61,027)
         Prepaid royalties                                                              10,666          9,038
         Prepaid expenses and deposits                                                 315,966       (144,091)
         Increase (decrease) in:
         Accounts payable                                                            1,351,507        105,057
         Accrued payroll & related items                                                15,938          2,086
         Accrued expenses                                                               16,989          4,905
         Payable on terminated contract                                                     --        (50,000)
                                                                                   ------------   ------------


     Net cash used by operating activities                                            (636,013)      (422,927)
                                                                                   ------------   ------------

Cash flows from investing activities
     Patents and trademarks                                                                 --         (1,029)
     Development of production masters                                                (434,727)       (90,216)
     Purchase of property and equipment                                                (78,520)        (1,829)
                                                                                   ------------   ------------

     Net cash used in investing activities                                            (513,247)       (93,074)
                                                                                   ------------   ------------

Cash flows from financing activities
     Payments on notes payable                                                        (294,999)            --
     Proceeds from exercise of options                                                 107,860          4,000
     Proceeds from issuance of common stock, net of offering costs                   6,425,468             --
                                                                                   ------------   ------------

     Net cash provided by financing activities                                       6,238,329          4,000
                                                                                   ------------   ------------

Net increase (decrease) in cash and equivalents                                      5,089,069       (512,001)

Cash at beginning of period                                                            941,332        745,993
                                                                                   ------------   ------------

Cash at end of period                                                              $ 6,030,401    $   233,992
                                                                                   ============   ============

     Non-cash investing and financing activities:
         Repayment of officer loans by return of common stock                           25,751             --
         Repayment of notes receivable by return of common stock                     2,796,242             --
         Interest on notes receivable                                                    8,240         37,596
         Conversion of debenture to common stock                                            --         10,000

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

         Pro forma adjustments to our consolidated net loss and loss per share are as follows:


                                                                   For the Quarter Ended
                                                                           March 31,
                                                                ---------------------------
                                                                    2004           2003
                                                                ------------   ------------
Net Loss as reported                                            $  (879,341)   $  (479,585)
Basic and diluted net loss per common share as reported         $      (.04)   $      (.03)
                                                                ============   ============
Less: Total stock-based compensation expense determined
    under the fair value based method for all awards               (241,943)        (1,648)
                                                                ------------   ------------

Pro forma net loss                                              $(1,121,284)   $  (481,233)
                                                                ============   ============


Pro forma basic and diluted net loss per common share           $      (.05)   $      (.03)
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


NOTE F:  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

                                                                    For the Quarter Ended
                                                                           March 31,
                                                               --------------------------------


                                                                    2004               2003
                                                               -------------      -------------
Numerator
      Net loss                                                 $   (879,341)      $   (479,585)
                                                               =============      =============
Denominator
      Basic and diluted weighted average number of common
      shares outstanding during the period                       20,697,233         15,890,544
                                                               =============      =============


Basic and diluted net loss per share                           $      (0.04)      $      (0.03)
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


         Interest expense increased to $227,791 for the three months ended March 31, 2004 compared to $8,047 for the same period of 2003, due to interest on notes payable issued in the fourth quarter of 2003. Interest expense in the first quarter of 2004 included the amortization of the discount on the notes payable with an acceleration of the discount amortization on the portion of the notes that were repaid in March 2004.

         The net loss for the quarter ended March 31, 2004 of $879,341 was greater than the net loss of $479,585 for the quarter ended March 31, 2003, as the result of the increased operating expenses incurred in the current year quarter.

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