Form 10QSB
period 2004-06-30
GENIUS PRODUCTS INC
filed 2004-08-16
CIK 1098016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------
                                   FORM 10-QSB
                              --------------------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

There were 24,497,096 shares outstanding of the issuer's Common Stock as of August 12, 2004.

Transitional small business disclosure format (check one): Yes [ ]  No [X]

                              GENIUS PRODUCTS, INC.

                                                           INDEX

                                                                            PAGE

PART I      Financial Information                                             3

     Item 1  Financial Statements                                             3

     Condensed Consolidated Balance Sheet at June 30, 2004 (unaudited)        3
     Condensed Consolidated Statements of Operations for the Three Months
        Ended June 30, 2004 and 2003 (unaudited)                              4
     Condensed Consolidated Statements of Operations for the Six Months
        Ended June 30, 2004 and 2003 (unaudited)                              5
     Condensed Consolidated Statements of Cash Flow for the Six Months
        Ended June 30, 2004 and 2003 (unaudited)                              6
     Notes to Condensed Consolidated Financial Statements (unaudited)         7

     Item 2  Management's Discussion and Analysis or Plan of Operation       11

     Item 3  Controls and Procedures                                         14

PART II Other Information

     Item 1  Legal Proceedings                                               15

     Item 2  Changes in Securities                                           15

     Item 3  Defaults Upon Senior Securities                                 16

     Item 4  Submission of Matters to a Vote of Security Holders             16

     Item 5  Other Information                                               16

     Item 6  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                JUNE 30, 2004
                                                                                                -------------
ASSETS

Current assets
    Cash and equivalents                                                                        $  3,953,225
    Accounts receivable, net of allowance for doubtful accounts and
        sales returns of $148,106                                                                  1,758,453
    Inventories                                                                                    1,429,806
    Prepaid royalties                                                                                295,577
    Prepaid expenses                                                                                 837,928
                                                                                                -------------
             Total current assets                                                                  8,274,989

    Property and equipment, net of accumulated depreciation of $174,462                              240,903
    Production masters, net of accumulated amortization of $573,579                                1,731,948
    Patents and trademarks, net of accumulated amortization of $36,190                               108,134
    Deposits and other                                                                               865,107
                                                                                                -------------
                                                                                                $ 11,221,081
                                                                                                =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable, net of unamortized discount of $156,102                                      $    698,899
    Accounts payable                                                                               1,499,003
    Accrued payroll and related expenses                                                             105,878
    Debentures payable                                                                                50,750
    Accrued expenses                                                                                 156,326
    Payable on terminated contract                                                                   300,000
                                                                                                -------------
             Total current liabilities                                                             2,810,856

    Redeemable common stock                                                                          428,936

    Commitments and contingencies                                                                         --

Stockholders' equity

    Preferred stock, $.001 par value; 10,000,000 shares authorized;
        0 shares outstanding                                                                              --
    Common stock, $.001 par value; 50,000,000 shares authorized;
        24,985,763 shares outstanding                                                                 24,986
    Additional paid-in capital                                                                    25,613,524
    Accumulated deficit                                                                          (17,657,221)
                                                                                                -------------
             Total stockholders' equity                                                            7,981,289
                                                                                                -------------
                                                                                                $ 11,221,081
                                                                                                =============


        The accompanying notes are an integral part of these statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED) FOR THE THREE
                                  MONTHS ENDED


                                                                                              JUNE 30,
                                                                                ----------------------------------
                                                                                     2004                2003
                                                                                ---------------     --------------
Revenues:

     Audio                                                                        $    275,934        $  300,502
     DVD and VHS                                                                     2,004,043                --
     Royalties, licensing and other                                                     26,240           215,605
                                                                                ---------------     --------------
Gross revenues                                                                       2,306,217           516,107
     Sales returns, discounts and allowances                                          (248,660)          (49,273)
                                                                                ---------------     --------------
           Net revenues                                                              2,057,557           466,834
                                                                                ---------------     --------------

Costs and expenses
     Cost of revenues:
          Audio                                                                        135,325           164,159
          DVD and VHS                                                                1,337,410                --
          Other                                                                         21,352           164,993
          Warehouse expenses                                                            52,287            20,666
     Sales and marketing                                                               472,402           254,642
     Product development                                                               315,782           153,029
     General and administrative                                                        867,410           485,399
                                                                                ---------------     --------------
     Total costs and expenses                                                        3,201,968         1,242,888
                                                                                ---------------     --------------
     Loss from operations                                                           (1,144,411)         (776,054)

Other income (expense)                                                                   9,460            11,154
Interest expense                                                                      (111,736)           (7,523)
                                                                                ---------------     --------------
     Loss before provision for income taxes                                         (1,246,687)         (772,423)

Provision for income taxes                                                                  --                --
                                                                                ---------------     --------------
     Net loss                                                                   $   (1,246,687)       $ (772,423)
                                                                                ===============     ==============

Basic and diluted loss per common share:
     Net loss per share                                                         $        (0.05)       $    (0.05)
                                                                                ===============     ==============

     Basic and diluted weighted average shares                                      24,442,271        16,474,524
                                                                                ===============     ==============

        The accompanying notes are an integral part of these statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED) FOR THE SIX
                                  MONTHS ENDED


                                                                                              JUNE 30,
                                                                                ----------------------------------
                                                                                     2004                2003
                                                                                ---------------     --------------
Revenues:

     Audio                                                                       $  1,054,537         $    799,613
     DVD and VHS                                                                    4,501,088                   --
     Royalties, licensing and other                                                    75,291              338,994
                                                                                ---------------     --------------
Gross revenues                                                                      5,630,916            1,138,607
     Sales returns, discounts and allowances                                         (441,969)            (121,226)
                                                                                ---------------     --------------
          Net revenues                                                              5,188,947            1,017,381
                                                                                ---------------     --------------

Costs and expenses
     Cost of revenues:
          Audio                                                                       480,389              369,748
          DVD and VHS                                                               2,936,480                   --
          Other                                                                        66,385              208,629
          Warehouse expenses                                                          103,745               37,360
     Sales and marketing                                                              948,735              458,249
     Product development                                                              591,840              264,834
     General and administrative                                                     1,856,534              926,560
                                                                                ---------------     --------------

     Total costs and expenses                                                       6,984,108            2,265,380
                                                                                ---------------     --------------

     Loss from operations                                                          (1,795,161)          (1,247,999)

Other income (expense)                                                                  9,439               12,361
Interest expense                                                                     (339,506)             (15,571)
                                                                                ---------------     --------------

     Loss before provision for income taxes                                        (2,125,228)          (1,251,209)

Provision for income taxes                                                                800                  800
                                                                                ---------------     --------------

     Net loss                                                                    $ (2,126,028)         $(1,252,009)
                                                                                ===============     ================

Basic and diluted loss per common share:
     Net loss per share                                                          $      (0.09)         $     (0.08)
                                                                                ===============     ================

     Basic and diluted weighted average shares                                     22,579,860           16,182,542
                                                                                ===============     ================

        The accompanying notes are an integral part of these statements.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED) FOR THE SIX MONTHS ENDED

                                                                                                 JUNE 30,
                                                                                     --------------------------------
                                                                                         2004               2003
                                                                                     -------------      ------------
Cash flows from operating activities
     Net loss                                                                        $ (2,126,028)      $(1,252,009)
     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization                                                   236,286            99,257
          Change in allowance for doubtful accounts and provision for returns             (34,491)          (28,189)
          Common stock issued for services                                                 58,800           143,000
          Amortization of warrants issued for services                                     29,072                --
          Stock options granted to non-employees for services                             249,732           134,884
          Return and cancellation of stock issued for the remastering
                of movies                                                                (350,000)               --
          Stock issued for compensation                                                        --             7,500
          Interest expense on redeemable common stock                                      11,952            12,577
          Amortization of discount on notes payable                                       263,821                --
          Changes in assets and liabilities:
          (Increase) decrease in:
          Accounts receivable                                                            (401,964)           70,626
          Inventories                                                                    (599,522)          (91,023)
          Prepaid royalties                                                                80,466           (76,142)
          Prepaid expenses and deposits                                                  (217,358)         (183,758)
          Increase (decrease) in:
          Accounts payable                                                                417,389           118,303
          Accrued payroll & related items                                                  40,106            14,147
          Accrued expenses and other                                                       22,897            46,905
                                                                                     -------------      ------------
     Net cash used by operating activities                                             (2,318,842)         (983,922)
                                                                                     -------------      ------------
Cash flows from investing activities
     Patents and trademarks                                                                (3,005)           (1,029)
     Development of production masters                                                   (746,679)         (280,939)
     Purchase of property and equipment                                                  (130,462)          (16,636)
                                                                                     -------------      ------------
     Net cash used in investing activities                                               (880,146)         (298,604)
                                                                                     -------------      ------------
Cash flows from financing activities
     Payments on notes payable                                                           (294,999)               --
     Purchase of redeemable common stock                                                  (73,948)               --
     Proceeds from exercise of options                                                    159,860                --
     Proceeds from issuance of common stock, net of offering costs                      6,419,968         1,219,920
                                                                                     -------------      ------------
     Net cash provided by financing activities                                          6,210,881         1,219,920
                                                                                     -------------      ------------
Net increase (decrease) in cash and equivalents                                         3,011,893           (62,606)

Cash at beginning of period                                                               941,332           745,993
                                                                                     -------------      ------------
Cash at end of period                                                                 $ 3,953,225        $  683,387
                                                                                     =============      ============

     Non-cash investing and financing activities:
         Repayment of officer loans by return of common stock                              25,751                --
         Repayment of notes receivable by return of common stock                        2,796,242                --
         Interest on notes receivable                                                       8,240                --
         Warrants issued for services                                                     872,154                --
         Conversion of debenture to common stock                                               --            10,000


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

         The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statement contained in the Company's Form 10-KSB for the year ended December 31, 2003. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. Interim results are not necessarily indicative of future or annual results.

CRITICAL ACCOUNTING POLICIES

         Accounts receivable

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

         Revenue recognition

         Revenues are recorded upon the shipment of goods. Costs of sales and an allowance for returns are also recorded at the time of shipment.

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B:  COMMON STOCK

         During the three months ended June 30, 2004, we issued a total of 586,487 common shares and returned 125 common shares to treasury. We issued (a) 478,716 shares for the exercise of warrants at $1.40 per share; (b) 42,751 shares at prices ranging from $1.40 to $2.75 per share for services; and (c) 65,000 shares for the exercise of options at $.80 per share. We returned 125 common shares to treasury after our repurchase of the stock pursuant to a rescission offer.

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

         Pro forma adjustments to our consolidated net loss and loss per share are as follows:

                                                                                 For the Quarter Ended June 30,
                                                                                -----------------------------------
                                                                                       2004               2003
                                                                                ----------------    ---------------
Net loss as reported                                                             $  (1,246,687)      $  (772,423)
Basic and diluted net loss per common share as reported                          $        (.05)      $      (.05)
                                                                                ================    ===============
Less: Total stock-based compensation expense determined under the fair
    value based method for all awards                                                (223,109)          (20,483)
                                                                                ----------------    ---------------
Pro forma net loss                                                               $  (1,469,796)      $  (792,906)
                                                                                ================    ===============
Pro forma basic and diluted net loss per common share                            $        (.06)      $      (.05)
                                                                                ================    ===============

                                                                                 For the Six Months Ended Jun 30,
                                                                                -----------------------------------
                                                                                       2004               2003
                                                                                ----------------    ---------------
Net loss as reported                                                             $  (2,126,028)      $(1,252,009)
Basic and diluted net loss per common share as reported                          $        (.09)      $      (.08)
                                                                                ================     ==============
Less: Total stock-based compensation expense determined under the fair
     value based method for all awards                                                (465,052)          (22,131)
                                                                                ----------------    ---------------
Pro forma net loss                                                               $  (2,591,080)      $(1,274,140)
                                                                                ================    ===============
Pro forma basic and diluted net loss per common share                            $        (.11)      $      (.08)
                                                                                ================    ===============

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D:           FALCON PICTURE GROUP

         As part of our agreement with Falcon Picture Group, LLC ("Falcon"), we pay Falcon for remastered classic movie and television programs that we then sell on DVD. We also pay royalties on the net sales of certain licensed products to Falcon. In May 2004, we paid $500,000 to Falcon as an advance against future deliveries. We will offset future payments for programming and royalties against this prepayment until it is recovered in full. At June 30, 2004, the balance of this prepayment was $469,100.

NOTE E:            WARRANTS ISSUED TO CONSULTANT

         In May 2004, we entered into a five-year consulting agreement for financial advising services with compensation through the issuance of 957,432 warrants at an exercise price of $1.40 with a cashless exercise provision, pursuant to amended and restated warrant agreements. The $872,154 fair value of the warrants was determined using the Black-Scholes model and has been recorded as prepaid consulting expenses with an offset to additional paid in capital. The prepaid expense will be amortized over the five-year life of the agreement. The unamortized balance at June 30, 2004, is divided between current and non-current assets and is shown as Prepaid Expenses ($145,354) and in Deposits and Other ($697,728).

NOTE F:  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

                                                                      For the Quarter Ended June 30,
                                                                   ------------------------------------
                                                                          2004                2003
                                                                   ----------------      --------------
    Numerator
          Net loss                                                  $  (1,246,687)       $   (772,423)
                                                                   ----------------      --------------
    Denominator
          Basic and diluted weighted average number of
          common shares outstanding during the period                  24,442,271          16,474,524
                                                                   ================      ==============
     Basic and diluted net loss per share                           $       (0.05)       $      (0.05)
                                                                   ================      ==============

                                                                    For the Six Months Ended June 30,
                                                                   ------------------------------------
                                                                         2003                 2004
                                                                   ----------------      --------------
     Numerator
          Net loss                                                  $  (2,126,028)       $ (1,252,009)
                                                                   ----------------      --------------
     Denominator
          Basic and diluted weighted average number of
          common shares outstanding during the period                  22,579,860          16,182,542
                                                                   ================      ==============
     Basic and diluted net loss per share                                   (0.09)              (0.08)
                                                                   ================      ==============


    The effect of the potentially dilutive securities listed below were not included in the computation of diluted loss per share, since to do so would have been anti-dilutive.

     Stock options and warrants                                        17,600,618           7,419,342
     Convertible debentures                                                    --             121,500

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G:  SUBSEQUENT EVENT

         Under an agreement with Falcon Picture Group, we licensed the BOZO the Clown(TM)television shows for sale on DVD and VHS. As the result of insufficient sales being generated of these products, we terminated the agreement by written notice on August 2, 2004. Our remaining liability for payment on this agreement is the next annual minimum payment of $20,000 which is due August 15, 2004.

         As the result of this termination, costs and expenses totaling $114,000 are included in the operating results of the second quarter of 2004. These costs include the write-down of inventory to estimated net realizable value, the write-off of production master costs, and the write-off of prepaid and non-refundable royalty payments, including the $20,000 minimum payment noted above. The cost of sales adjustment was $90,725 for inventory and prepaid royalties, and $23,275 for production masters.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS INCLUDED ABOVE. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. FOR ADDITIONAL INFORMATION CONCERNING THESE FACTORS, SEE THE INFORMATION UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.


         Prior to the third quarter of 2003, our revenues were comprised primarily of:

             o Baby Genius(R) and Kid Genius(R) music product sales directly to mass retailers, distributors and independent retailers (70% of revenues for first half of 2003);
             o sales of jewelry to retailers (12% of revenues for first half of
               2003);
             o licensing revenue related to licensing the Baby Genius trademark for use on various products distributed by third parties (5% of revenues for first half of 2003); and
             o royalties related to the distribution of our line of VHS and DVDs through our agreement with Warner Home Video (13% of revenues for first half of 2003).

          In an effort to expand the sales of our product line through our distribution network, we entered into agreements in 2003 to manufacture and sell music products under license from various children's books ("licensed music") and classic radio programs, branded (AMC(TM) and TV Guide(TM)) and non-branded classic movies and television shows which have been remastered for sale on DVD, and classic radio programs. Our current business model includes revenues from four major sources:

         1. Sales of our branded proprietary and licensed DVDs and VHS;
         2. Sales of our branded proprietary and licensed music audio CDs and cassettes;
         3. Sales of non-branded DVDs; and
         4. Sales of Zoo Babies(TM) and gift sets.

         We began shipping the first two releases of movies on DVD, titled AMC Monsterfest(TM) and AMC Movies(TM), in the fourth quarter of 2003. These new DVDs and some of our licensed music products, along with our existing Baby Genius and Kid Genius music products, provided most of our revenue in the fourth quarter of 2003 and the first six months of 2004, and we expect that they will do so in the remainder of 2004. Sales of non-branded DVDs of classic movies and television shows also began in the first quarter of 2004. We do not expect royalties, licensing and other revenue to be significant in 2004, primarily due to our agreement with Warner Home Video to terminate the distribution agreement, and due to only occasional orders for jewelry. We intend to self-distribute our Baby Genius line of videos and DVDs.

         For the first six months of 2004, revenues were as follows:

         1. Sales of our DVDs and VHS (79.9% of revenues for the first half of 2004);
         2. Sales of our audio CDs and cassettes (18.7% of revenues for the first half of 2004); and
         3. Sales from royalties, licensing and other (1.4% of revenues for the first half of 2004).

         We are continuing to seek agreements for licensed music, and in the second quarter of 2004 signed an agreement to develop and market music for Jay, Jay the Jet Plane(TM). We are also developing additional music lines and gift sets (audio CDs with gifts) for our existing retail clients. We began selling religious music for children entitled Wee Worship(TM) in the first quarter of 2004 as well as our new Tranquility CDs (music marketed to adults), and we are continuing to develop additional proprietary musical products to enhance our existing offerings. We intend to commence sales of Zoo Babies pillows and gift sets in the fall of 2004.

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

          THE THREE MONTHS ENDED JUNE 30, 2004.

         Audio revenues for the second quarter of 2004 are composed of Baby Genius, Kid Genius and licensed music CDs that are typically sold as three packs (packages of three CDs in vinyl or chipboard sleeve packaging), although single CDs are also sold. Audio revenues decreased $24,568 or 8% in the second quarter of 2004 to $275,934, as compared to $300,502 in the second quarter of 2003. This decrease was the result of a decline in Baby Genius music CDs, which was only partially offset by sales of licensed music.

         DVD and VHS revenues for the second quarter of 2004 are composed of the sales of AMC branded classic movies and television shows on DVD and non-branded classic movies and television shows on DVD. DVD and VHS revenues were $2,004,043 during the second quarter of 2004. There were no comparable revenues in the first three months of 2003 as Baby Genius videos were sold under our agreement with Warner Home Video, and we did not begin selling the new products until the third quarter of 2003. Non-branded classic movie and television show DVDs accounted for $1,049,046 of the total of DVD and VHS revenues.

         Royalties, licensing and other revenues are composed of royalties from our prior agreement with Warner Home Video, licensing fees from the license of our Baby Genius brand name and sales of jewelry. Royalties, licensing and other revenues declined to $26,240 in the second quarter of 2004 from $215,605 in the second quarter of 2003, a decrease of $189,365, or 88%, due to reductions in all three categories, as expected.

         Gross revenues increased $1,790,110, or 347%, during the quarter ended June 30, 2004, to $2,306,217, as compared to $516,107 in the same prior year period as the result of sales of the new DVD products.

         Sales returns, discounts and allowances increased $199,387, or 405%, to $248,660 or 10.8% of gross revenues in the second quarter of 2004, as compared to $49,273 or 9.5% of gross revenues in the second quarter of 2003. The provision for sales returns and allowances is calculated in accordance with historical averages, but may vary depending on the amount of non-returnable sales that are made, such as certain DVD sales or licensing revenues.

         Net revenues increased by $1,590,793, or 341%, to $2,057,557 for the three months ended June 30, 2004, from $466,834 for the three months ended June 30, 2003, due to sales of our new DVD products.

         Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, and royalties paid on sales of licensed products. Audio cost of sales in the second quarter of 2004 was 49% of audio revenues, as compared to 55% during the same period in 2003. This improvement is the result of reductions in the purchased cost of the music products. DVD and VHS cost of sales in the second quarter of 2004 was 67% of DVD and VHS revenues. Sales of single DVDs with no right of return at lower margins, royalties payable on licensed DVD products, and distribution pricing in order to get our products placed with a major retailer all contributed to the lower margin on DVD and VHS revenues. Royalties, licensing and other cost of sales was 81% of revenues in the second quarter of 2004, similar to the 77% in the second quarter of 2003. Warehouse expenses increased by $31,621, or 153%, in the second quarter of 2004, mainly due to freight in costs on increased inventory levels of multiple new products and increased personnel.

         Sales and marketing expenses increased by $217,760, or 86%, in the three months ended June 30, 2004, as compared to the same quarter in 2003. This increase is due to increased personnel costs due to the hiring of additional sales personnel, commissions payable to an outside sales representative, and increased trade show expenses.

         Product development expenses increased by $162,753, or 106%, in the second quarter of 2004, as compared to the quarter ended June 30, 2003. This increase is due to increased amortization of production master costs incurred on the new products, the hiring of additional personnel and increased consulting costs. We currently anticipate that product development expenses will continue to increase for the remainder of 2004 as we add new staff and make expenditures in the continuing development of new DVD, VHS and audio products.

         General and administrative expenses increased by 382,011, or 79%, in the three months ended June 30, 2004, as compared to the year earlier quarter. This increase was primarily due to the hiring of additional executive and clerical personnel, and increases in professional fees and outside services in the current year quarter.

         Interest expense increased to $111,736 for the three months ended June 30, 2004, compared to $7,523 for the same period of 2003, due to interest and amortization of the discount on the notes issued in the fourth quarter of 2003.

         The net loss for the quarter ended June 30, 2004, of $1,246,687 was greater than the net loss of $772,423 for the quarter ended June 30, 2003, as the result of the increased operating expenses incurred in the current year quarter which were only partially offset by the increase in sales.

         THE SIX MONTHS ENDED JUNE 30, 2004.

         Audio revenues increased $254,924, or 32%, in the first six months of 2004 to $1,054,537, as compared to $799,613 in the first six months of 2003. This increase was the result of the sales of the new licensed music products, which was only partially offset by a decline in the sales of Baby Genius products.

         DVD and VHS revenues were $4,501,088 during the first half of 2004. There were no comparable revenues in the prior year period. Non-branded classic movie and television show DVDs accounted for $2,762,255 of the total of DVD and VHS revenues. One customer, Dollar Tree Stores, Inc., accounted for $1,791,482, or 32%, of gross revenues.

         Royalties, licensing and other revenues declined to $75,291 in the first six months of 2004 from $338,964 in the same period of 2003, a decrease of $263,703, or 78%, due to reductions in all three categories.

         Gross revenues increased $4,492,309, or 395%, during the six months ended June 30, 2004, to $5,630,916, as compared to $1,138,607 in the same prior year period as the result of sales of the new DVD products.

         Sales returns, discounts and allowances were $441,969 in the first six months of 2004, or 7.8% of gross revenues, as compared to $121,226 or 10.6% of gross revenues in the first six months of 2003. The provision for sales returns, discounts and allowances in the 2004 period was affected by the significant sales on a non-returnable basis of our new DVD products.

         Net revenues increased by $4,171,566, or 410%, to $5,188,947 for the six months ended June 30, 2004, from $1,017,381 for the six months ended June 30, 2003, due to sales of our new DVD products.

         Audio cost of sales in the first half of 2004 was 46% of audio revenues, the same as it was during the first half of 2003. The improvement in the purchased cost of the three pack music products in the 2004 period was offset by the sale of more single CDs having higher margins in the first six months of 2003. DVD and VHS cost of sales for the first six months of 2004 was 65% of DVD and VHS revenues. Sales of single DVDs with no right of return at lower margins, royalties payable on licensed DVD products, and distribution pricing in order to get our products placed with a major retailer all contributed to the lower margin on DVD and VHS revenues. Royalties, licensing and other cost of sales was 88% of revenues in the first six months of 2004, compared to 62% in the same period of 2003. The higher margin experienced in the 2003 period was due to royalty and licensing fees not in the current year period. Warehouse expenses increased by $66,385, or 178%, in the first half of 2004, mainly due to freight in costs on increased inventory levels of multiple new products and increased personnel.

         Sales and marketing expenses increased by $490,486, or 107%, in the six months ended June 30, 2004, as compared to the same six-month period in 2003. This increase is due to increased personnel costs due to the hiring of additional sales personnel, commissions payable to an outside sales representative, and increased advertising and trade show expenses.

         Product development expenses increased by $327,006, or 123%, in the six months ending June 30, 2004, as compared to the same prior year period. This increase is due to increased amortization of production master costs incurred on the new products, the hiring of additional personnel and increased consulting costs.

         General and administrative expenses increased by 929,974, or 100%, in the six months ended June 30, 2004, as compared to the year earlier period. This increase was primarily due to bonuses issued to executives and staff in the first quarter of 2004, the hiring of additional executive and clerical personnel, higher costs associated with issuing options and warrants to non-employees and professional fees in the current year six-month period.

         Interest expense increased to $339,506 for the six months ended June 30, 2004, compared to $15,571 for the same period of 2003, due to interest and amortization of the discount on the notes issued in the fourth quarter of 2003.

         The net loss for the six months ended June 30, 2004, of $2,126,208 was 70% greater than the net loss of $1,252,009 for the six months ended June 30, 2003, as the result of increased operating expenses incurred in the current year which were only partially offset by the increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the six months ended June 30, 2004, was $2,318,842, primarily due to the net loss and increase in inventories. This was partially offset by an increase in accounts payable. In the six months ended June 30, 2003, net cash used in operations of $983,922 was primarily the result of the net loss and increases in prepaid expenses, offset by an increase in accounts payable and stock options granted to non-employees for services.

         Net cash used in investing activities in the three months ended June 30, 2004, was $880,146, primarily as the result of the development of production masters. In the six months ended June 30, 2003, net cash used in investing activities was $298,604, also as the result of the development of production masters.

         Cash flows from financing activities of $6,210,881 in the six-month period ending June 30, 2004, were primarily from the sale of our common stock in a private placement in March, 2004, and the exercise of options. This was partially offset by the repayment of part of the notes payable. In the first quarter of 2003, the sale of our common stock in a private placement accounted for the $1,219,920 in cash flows from financing activities.

         At June 30, 2004, we had cash balances of $3,953,225. We believe that this amount, when combined with our accounts receivable from shipments at June 30, 2004, will fund our operations through the remainder of 2004. Although we believe that our expanded product line offers us an opportunity for significantly improved operating results in 2004, no assurance can be made that we will operate on a profitable basis in 2004, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

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

                          PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         During the period 1997 through 1999, we issued approximately 70,000 shares in Arizona, Pennsylvania and Washington, for which no share registration filings were made under the securities laws of those states and for which exemptions or preemptions from registration may be unavailable. We made voluntary rescission offers in Arizona and Pennsylvania, including an interest payment from the date of purchase at an annual rate of 10% and 6%, respectively, on the stock purchase price. We have paid a total of $64,487 to date to investors accepting the rescission offer in those states.

         On September 23, 1999, the Securities Administrator of the State of Washington (the "Securities Administrator") filed a Summary Order to Cease and Desist with the State of Washington Department of Financial Institutions Securities Division against us, the Martin Consulting Group, Martin H. Engelman, and their employees and agents. The relief sought is that the respondents cease and desist from violations of RCW 21.20.140, 21.20.040, and 21.20.010 of the Securities Act of Washington. The 1999 Summary Order to Cease and Desist alleges, among other things, that Mr. Engelman and Genius Products offered to sell shares of our common stock that were not registered in the state or otherwise qualified for an exemption from registration. Mr. Engelman represented us at the Third Annual Seattle Money Show and provided information to interested parties about us and our products.

         We are currently in discussions with the Securities Administrator to resolve all claims based on the allegations set forth in the Summary Order to Cease and Desist. This administrative order may affect our business or our ability to raise capital in the State of Washington and those states where having an outstanding administrative order may result in the loss of certain available exemptions from registration of securities. If we are unable to resolve this matter without vacating the current administrative order, we would likely contest the Summary Order to Cease and Desist at a hearing. The potential costs of a hearing and the uncertainty of the outcome may lead us to conclude, however, that not contesting the 1999 Washington Summary Order to Cease and Desist will likely be in our best interests.

         We anticipate that any resolution of this matter with the Securities Administrator would include our making an offer to repurchase these securities for the amount paid for them, plus interest thereon from the date of purchase at an annual rate of 8%. A total of approximately $264,000 of our shares of common stock was sold in the State of Washington. We have accrued a liability of $428,936 as of June 30, 2004, representing the amount of stock purchased and accrued interest for Washington investors and for one investor in Pennsylvania whose rescission offer is still pending. We believe that because the price of our common stock is significantly lower than the original purchase price paid by affected shareholders, they are likely to accept repurchase offers.

ITEM 2.           CHANGES IN SECURITIES

         Unregistered securities were issued in the second quarter of 2004 as follows:

Sale          No. of                       Class of
Date(s)       Shares        Net Proceeds    Person         Exemption        Additional Information
-------       ------       ------------    ---------       ---------        ----------------------
5/14/04       30,000       $42,000 in      Accredited      Rule 506 of      Private placement issued as
                             services      Investor        Regulation D     compensation to consultant at $1.40 per
                             provided                                       share.

5/18/04       10,000              N/A      Accredited      Rule 506 of      These shares are issuable upon exercise
                                           Investor        Regulation D     of warrants issued for compensation of
                                                                            a consultant.

5/18/04      957,432              N/A      Accredited      Rule 506 of      These shares are issuable upon exercise
                                           Investors       Regulation D     of warrants issued for compensation of
                                                                            a consultant.

5/29/04      478,716      $670,202.40      Accredited      Rule 506 of      Private placement for exercise of
                       exercise price      Investors       Regulation D     warrants at $1.40 per share.

         On June 30, 2004, we repurchased 125 shares for $725 pursuant to a rescission offer. These shares were returned to our treasury.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

         10.1  Employment Agreement with Trevor Drinkwater dated July 16, 2004.*

         31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

         31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*    Filed herewith.

     (b) REPORTS ON FORM 8-K

         We filed a Form 8-K on May 27, 2004, to disclose the issuance of three press releases regarding the following: (i) a press release announcing the acquisition of the Hollywood(TM) sign brand distribution rights; (ii) a press release announcing our operating results for the first quarter of 2004 and a shareholder conference call scheduled for May 19, 2004; and (iii) a press release regarding the May 19, 2004, shareholder conference call.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2004                      GENIUS PRODUCTS, INC.,
                                     a Nevada Corporation


                                     By:  /s/ Klaus Moeller
                                        ----------------------------------------
                                         Klaus Moeller, Chief Executive Officer,
                                         Chairman of the Board and Interim
                                         Chief Financial Officer