Form 10QSB
period 2004-09-30
GENIUS PRODUCTS INC
filed 2004-11-12
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-QSB
                              --------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-27915

                              GENIUS PRODUCTS, INC.
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                               33-0852923
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

                          740 LOMAS SANTA FE, SUITE 210
                             SOLANA BEACH, CA 92075
                    (Address of principal executive offices)

                                 (858) 793-8840
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 25,193,312 shares outstanding of the issuer's Common Stock as of November 10, 2004.

Transitional small business disclosure format (check one): Yes [ ]  No [X]

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I      Financial Information                                             3

     Item 1  Financial Statements                                             3

     Condensed Consolidated Balance Sheet at September 30, 2004 (unaudited) 3 Condensed Consolidated Statements of Operations for the Three Months
        Ended September 30, 2004 and 2003 (unaudited)                         4
       Condensed Consolidated Statements of Operations for the Nine Months
        Ended September 30, 2004 and 2003 (unaudited)                         5
     Condensed Consolidated Statements of Cash Flow for the Nine Months
        Ended September 30, 2004 and 2003 (unaudited)                         6
     Notes to Condensed Consolidated Financial Statements (unaudited)         7

     Item 2  Management's Discussion and Analysis or Plan of Operation        10

     Item 3  Controls and Procedures                                          14

PART II Other Information

     Item 1  Legal Proceedings                                                15

     Item 2  Changes in Securities                                            15

     Item 3  Defaults Upon Senior Securities                                  15

     Item 4  Submission of Matters to a Vote of Security Holders              15

     Item 5  Other Information                                                15

     Item 6  Exhibits                                                         15

SIGNATURES                                                                    16


                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)

                                                                             SEPTEMBER 30,
                                                                                 2004
                                                                             -------------
ASSETS

Current assets
    Cash and equivalents                                                     $  3,011,363
    Accounts receivable, net of allowance for doubtful accounts
        and sales returns of $245,634                                           4,686,941
    Inventories                                                                 1,644,283
    Prepaid royalties                                                             377,433
    Prepaid expenses                                                              662,271
                                                                             -------------
             Total current assets                                              10,382,291

    Property and equipment, net of accumulated depreciation of $193,351           240,987
    Production masters, net of accumulated amortization of $805,891             2,041,078
    Patents and trademarks, net of accumulated amortization of $38,626            105,698
    Deposits and other                                                            863,899
                                                                             -------------
                                                                             $ 13,633,953
                                                                             =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable, net of unamortized discount of $78,051                    $    776,950
    Accounts payable                                                            4,223,265
    Accrued payroll and related expenses                                          138,501
    Debentures payable                                                             50,750
    Accrued expenses                                                              167,198
    Payable on terminated contract                                                300,000
                                                                             -------------
             Total current liabilities                                          5,656,664

    Redeemable common stock                                                       390,347
                                                                             -------------
                    Total liabilities                                           6,047,011

    Commitments and contingencies                                                      --

Stockholders' equity
    Preferred stock, $.001 par value; 10,000,000 shares authorized;
      0 shares outstanding                                                             --
    Common stock, $.001 par value; 50,000,000 shares authorized;
      25,193,312 shares outstanding                                                25,193
    Additional paid-in capital                                                 25,899,853
    Accumulated deficit                                                       (18,338,104)
                                                                             -------------
             Total stockholders' equity                                         7,586,942
                                                                             -------------
                                                                             $ 13,633,953
                                                                             =============

               The accompanying notes are an integral part of these statements.


                               GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                              --------------------------------
                                                                  2004                 2003
                                                              -------------      -------------
Revenues:
        Audio                                                 $    382,978       $    364,006
        DVD and VHS                                              5,435,744            247,154
        Royalties, licensing and other                             304,485             83,403
                                                              -------------      -------------
Gross revenues                                                   6,123,207            694,563
       Sales returns, discounts and allowances                    (350,491)           (77,917)
                                                              -------------      -------------
            Net revenues                                         5,772,716            616,646
                                                              -------------      -------------
Costs and expenses
     Cost of revenues:
          Audio                                                    116,664            171,670
          DVD and VHS                                            3,792,685            151,634
          Other                                                    238,958             52,112
          Warehouse expenses                                        73,237             42,277
     Product development                                           465,543            162,532
     Sales and marketing                                           647,656            277,963
     General and administrative                                    863,202            374,318
     Stock options granted to non-employees for services           145,511            146,061
                                                              -------------      -------------
     Total costs and expenses                                    6,343,456          1,378,567
                                                              -------------      -------------
     Loss from operations                                         (570,740)          (761,921)

Other income (expense)                                                  --                877
Interest expense                                                  (110,110)            (7,414)
                                                              -------------      -------------

     Loss before provision for income taxes                       (680,850)          (768,458)

Provision for income taxes                                              --                 --
                                                              -------------      -------------
     Net loss                                                 $   (680,850)      $   (768,458)
                                                              =============      =============
Basic and diluted loss per common share:
     Net loss per share                                       $      (0.03)      $      (0.04)
                                                              =============      =============
     Basic and diluted weighted average shares                  25,080,003         18,625,061
                                                              =============      =============

                  The accompanying notes are an integral part of these statements.


                               GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                              --------------------------------
                                                                   2004               2003
                                                              -------------      -------------
Revenues:
        Audio                                                 $  1,437,515       $  1,163,618
        DVD and VHS                                              9,936,832            247,154
        Royalties, licensing and other                             379,776            422,398
                                                              -------------      -------------
Gross revenues                                                  11,754,123          1,833,170
       Sales returns, discounts and allowances                    (792,460)          (199,143)
                                                              -------------      -------------
            Net revenues                                        10,961,663          1,634,027
                                                              -------------      -------------

Costs and expenses
     Cost of revenues:
          Audio                                                    598,930            554,918
          DVD and VHS                                            6,727,322            151,634
          Other                                                    305,342            247,241
          Warehouse expenses                                       176,982             79,637
     Product development                                         1,057,383            427,366
     Sales and marketing                                         1,596,391            736,212
     General and administrative                                  2,470,003          1,165,994
     Stock options granted to non-employees for services           395,243            280,945
                                                              -------------      -------------
     Total costs and expenses                                   13,327,596          3,643,947
                                                              -------------      -------------
     Loss from operations                                       (2,365,933)        (2,009,920)

Other income (expense)                                               9,439             13,232
Interest expense                                                  (449,617)           (22,985)
                                                              -------------      -------------
     Loss before provision for income taxes                     (2,806,111)        (2,019,673)

Provision for income taxes                                             800                800
                                                              -------------      -------------
     Net loss                                                 $ (2,806,911)      $ (2,020,473)
                                                              =============      =============
Basic and diluted loss per common share:
     Net loss per share                                       $      (0.12)      $      (0.12)
                                                              =============      =============
     Basic and diluted weighted average shares                  23,364,187         17,004,758
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


                                         GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -----------------------------
                                                                                         2004               2003
                                                                                      ------------      ------------
Cash flows from operating activities
     Net loss                                                                         $(2,806,911)      $(2,020,473)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                    489,923           224,274
         Change in allowance for doubtful accounts and provision for returns               63,037            93,280
         Common stock issued for services                                                  62,800           162,500
         Amortization of warrants issued for services                                      72,680                --
         Stock options granted to non-employees for services                              395,243           280,945
         Stock issued for the remastering of movies on DVD                                     --           350,000
         Stock issued for compensation                                                         --           100,000
         Interest expense on redeemable common stock                                       16,777            18,866
         Amortization of discount on notes payable                                        341,872                --
         Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                                           (3,427,980)         (378,786)
         Inventories                                                                     (813,999)         (321,683)
         Prepaid royalties                                                                 (1,390)         (161,814)
         Prepaid expenses and deposits                                                    (84,101)         (520,729)
         Development of production masters                                             (1,288,121)         (673,927)
         Increase (decrease) in:
         Accounts payable                                                               2,791,651           337,575
         Accrued payroll & related items                                                   72,729            77,965
         Accrued expenses and other                                                        33,769           132,774
                                                                                      ------------      ------------
     Net cash used by operating activities                                             (4,082,021)       (2,299,233)
                                                                                      ------------      ------------
Cash flows from investing activities
     Patents and trademarks                                                                (3,005)           (1,029)
     Purchase of property and equipment                                                  (149,435)          (19,477)
                                                                                      ------------      ------------
     Net cash used in investing activities                                               (152,440)          (20,506)
                                                                                      ------------      ------------
Cash flows from financing activities
     Payments on notes payable                                                           (294,999)               --
     Purchase of redeemable common stock                                                 (117,362)               --
     Proceeds from exercise of options                                                    296,885                --
     Proceeds from issuance of common stock, net of offering costs                      6,419,968         1,705,309
                                                                                      ------------      ------------
     Net cash provided by financing activities                                          6,304,492         1,705,309
                                                                                      ------------      ------------
Net increase (decrease) in cash and equivalents                                         2,070,031          (614,430)

Cash at beginning of period                                                               941,332           745,993
                                                                                      ------------      ------------
Cash at end of period                                                                 $ 3,011,363       $   131,563
                                                                                      ============      ============
     Non-cash investing and financing activities:
         Repayment of officer loans by return of common stock                              25,751                --
         Repayment of notes receivable by return of common stock                        2,796,242                --
         Interest on notes receivable                                                       8,240                --
         Warrants issued for services                                                     872,154                --
         Issuance of common stock for an option to acquire                                                  100,000
         Conversion of debenture to common stock                                               --            10,000

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Music production masters are stated at cost net of accumulated amortization. Costs incurred for music production masters, including licenses to use certain classical compositions, royalties, recording and design costs, are capitalized and amortized over a three or seven year period from the time a title is initially released, consistent with the estimated timing of revenue for a title.

We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to direct operating expenses in accordance with SOP 00-2. Costs are stated at the lower of unamortized film costs or estimated fair value. Films classified as part of a library have an initial release date of more than three years prior to acquisition. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of the unamortized costs of the library to its estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results operations and financial condition.

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

REVENUE RECOGNITION
-------------------

Revenues are recorded upon the shipment of goods. Costs of sales and an allowance for returns are also recorded at the time of shipment. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance. Updates to the returns calculation is performed quarterly.

NOTE B:  COMMON STOCK

         During the three months ended September 30, 2004, we issued a total of 219,650 common shares and returned 12,101 common shares to treasury. We issued 2,150 shares at $1.86 per share for services and 217,500 shares for the exercise of warrants at $0.63 per share. We returned 12,101 common shares to treasury after our repurchase of the stock pursuant to a rescission offer.

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

         Pro forma adjustments to our consolidated net loss and loss per share are as follows:

                                                                               For the Quarter Ended
                                                                                   September 30,
                                                                            --------------------------
                                                                               2004            2003
                                                                            ----------      ----------
Net loss as reported                                                        $(680,850)      $(768,458)
Less: Total stock-based compensation expense determined under the fair
     value based method for all awards                                       (218,927)        (67,038)
                                                                            ----------      ----------
Pro forma net loss                                                          $(899,777)      $(835,496)
                                                                            ==========      ==========
Basic and diluted net loss per common share as reported                     $    (.03)      $    (.04)
                                                                            ==========      ==========
Pro forma basic and diluted net loss per common share                       $    (.04)      $    (.04)
                                                                            ==========      ==========

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                            ---------------------------
                                                                               2004            2003
                                                                            ------------   ------------
Net loss as reported                                                        $(2,806,911)   $(2,020,473)
Less: Total stock-based compensation expense determined under the fair
     value based method for all awards                                         (684,273)       (89,169)
                                                                            ------------   ------------
Pro forma net loss                                                          $(3,491,184)   $(2,109,642)
                                                                            ============   ============
Basic and diluted net loss per common share as reported                     $      (.12)   $      (.12)
                                                                            ============   ============
Pro forma basic and diluted net loss per common share                       $      (.15)   $      (.12)
                                                                            ============   ============

NOTE D:  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

                                                      For the Quarter Ended September 30,
                                                            2004               2003
                                                       -------------      -------------
NUMERATOR
---------
     Net loss                                          $   (680,850)      $   (768,458)
                                                       -------------      -------------
DENOMINATOR
-----------
     Basic and diluted weighted average number of
     common shares outstanding during the period         25,080,003         18,625,061
                                                       ============       ============
Basic and diluted net loss per share                   $      (0.03)      $      (0.04)

                                                    For the Nine Months Ended September 30,
                                                            2004               2003
                                                       -------------      -------------
NUMERATOR
---------
     Net loss                                          $ (2,806,911)      $ (2,020,473)
                                                       -------------      -------------
DENOMINATOR
-----------
     Basic and diluted weighted average number of
     common shares outstanding during the period         23,364,187         17,004,758
                                                       =============      =============
Basic and diluted net loss per share                   $      (0.12)      $      (0.12)
                                                       =============      =============

The effect of the potentially dilutive securities listed below were not included in the computation of diluted loss per share, since to do so would have been anti-dilutive

Stock options and warrants                              23,753,198          7,419,342
Convertible debentures                                          --            121,500

NOTE E: ADOPTION OF STATEMENT OF POSITION 00-2 ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS

         The Company has adopted SOP 00-2 to account for the amortization of costs associated with the acquisition of film libraries. As such, the costs of production and library acquisition is amortized consistent with the recognition of revenue generated by the library over a period of 10 years. The ultimate revenue and timing of the revenue steam for the film library is estimated and is the basis for the amortization of costs. Prior to this time, the Company amortized the costs associated with film libraries over a seven year period using straight line depreciation. An analysis by management of the past film library amortization expense determined that there was not a material change in the cumulative amortization expense incurred to date given the change in accounting principle. As such, there is no cumulative charge associated with the change in accounting principle. The unamortized library costs at September 30, 2004 was $2,041,078.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THIS REPORT. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE THAT INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. FOR ADDITIONAL INFORMATION CONCERNING THESE FACTORS, SEE THE INFORMATION UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

OVERVIEW

         We are a family entertainment company that produces, publishes and distributes digital video discs ("DVDs"), videos ("VHS") and compact discs ("CDs"). Our product is marketed under both proprietary and licensed brands. We sell directly to major retailers and to third party distributors both domestically and to a lesser extent internationally. We also sell our products through various websites on the Internet, including our own website at Www.geniusproducts.com.

         Our current business model includes revenues from three major sources. These sources, and associated revenues during the first nine months of 2004, are listed below:

         1. Sales of our branded proprietary and licensed DVDs and VHS (88.8% of gross revenues for the first nine months of 2004);
         2. Sales of our branded proprietary and licensed music audio CDs and cassettes (6.2% of gross revenues for the first nine months of 2004); and
         3. Sales of non-branded DVDs and music CDs (5.0% of gross revenues for the first nine months of 2004).

         We began shipping the first two releases of branded movies on DVD, titled AMC Monsterfest(TM) and AMC Movies(TM), in the fourth quarter of 2003. New branded DVD products, our licensed music products, and our existing Baby Genius and Kid Genius music products provided the majority of our revenues in the fourth quarter of 2003 and the first nine months of 2004. Sales of non-branded DVDs of classic movies and television shows also began in the first quarter of 2004 and have provided significant revenue in the first nine months of the year. We expect continued strong sales from both branded and non branded product for the remainder of 2004. We do not expect royalties, licensing and other revenue to be significant in 2004 as we have terminated our distribution agreement with Warner Home Video and will discontinue sales of jewelry in fourth quarter. We intend to re-launch and self-distribute our Baby Genius line of videos and DVDs in the fourth quarter of 2004.

         We are continuing to seek agreements for licensed music, and in the second quarter of 2004 signed an agreement to develop and market music for Jay, Jay the Jet Plane(TM). We are also developing additional music lines and gift sets (audio CDs with gifts) for our existing retail clients. In the first quarter of 2004, we began selling religious music for children entitled Wee Worship(TM) as well as our new Tranquility CDs (music marketed to adults). We will continue to develop new proprietary music products to enhance our existing offerings. We commenced sales of plush pillows and gift sets in the third quarter of 2004 and will market our other proprietary brands as opportunities arise. We have also developed and sold Interactive Music programs that will be launched in the fourth quarter of 2004.

         Consistent with other retail product distributors, we experience some degree of sales seasonality. Our second quarter (period ending June 30) is typically the lowest sales period and our fourth quarter the highest. However we have grown significantly over the past few quarters, and therefore our changes in revenues may not track industry seasonality norms.

CRITICAL ACCOUNTING POLICIES

         There have been no significant changes in the critical accounting policies disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-QSB with the exception of the change in accounting principle discussed above in Note E to the financial statements. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported. The significant areas requiring the use of management's estimates relate to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty fee advances, and sales returns and allowances. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

 THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

         Audio revenues for the third quarter of 2004 are composed of Baby Genius, Kid Genius and licensed music CDs that are typically sold as three packs (packages of three CDs in vinyl or chipboard sleeve packaging), although single CDs and two-pack CDs are also sold. Audio revenues increased $18,972 or 5% in the second quarter of 2004 to $382,976, as compared to $364,006 in the third quarter of 2003. The increase is attributed to higher sales of the Baby Genius and licensed music product which was partially offset by a decline in Kid Genius music sales.

         DVD and VHS revenues for the third quarter of 2004 are composed of the sales of AMC, TV GUIDE and Hollywood Classic branded classic movies and television shows on DVD and non-branded classic movies and television shows on DVD. DVD and VHS revenues were $5,435,744 during the third quarter of 2004, as compared to $247,154 of sales of the AMC branded movies in the third quarter of 2003. The $5,188,590 increase, or approximately 2100%, was primarily due to sales of non-branded classic movie and television show DVDs launched during 2004, which accounted for $3,724,605 of the total of DVD and VHS revenues for the quarter. The remaining increase of $1,463,985 was attributable primarily to sales of branded DVD and VHS for the quarter.

         Royalties, licensing and other revenues are composed of royalties from our prior agreement with Warner Home Video, licensing fees from the license of our Baby Genius brand name, sales of gift sets and adult music CDs, Zoo Babies, jewelry and other items. Royalties, licensing and other revenues increased to $304,485 in the third quarter of 2004 from $83,403 in the second quarter of 2003, an increase of $211,082, or 265%, due to sales of adult music CDs, plush toys and other items.

         Total gross revenues increased $5,428,644, or 782%, during the quarter ended September 30, 2004, to $6,123,207, as compared to $694,563 in the same period last year due primarily to increased sales of the new DVD products as discussed above. During the third quarter of 2004, three customers accounted for 56% of gross revenues.

         Sales returns, discounts and allowances increased $272,574, or 350%, to $350,491 or 5.7% of gross revenues in the third quarter of 2004, as compared to $77,917 or 11.2% of gross revenues in the third quarter of 2003. The provision for sales returns and allowances is calculated in accordance with historical averages, but will vary based on customer and product mix. Sales of non-returnable, non-branded DVDs significantly reduced the provision for sales returns and allowances in the current quarter.

         Net revenues increased by $5,156,070, or 836%, to $5,772,716 for the three months ended September 30, 2004, from $616,646 for the three months ended September 30, 2003, due to the increase in sales of our new DVD products as discussed above.

         Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, and royalties paid on sales of licensed products. Audio cost of sales in the third quarter of 2004 was 30.5% of audio revenues, as compared to 47% for the same period in 2003. This improvement was due to increased sales of higher margin single and two-pack CDs as compared with three pack CDs, and a shift of sales from third party distributors to our direct sales force. DVD and VHS cost of sales in the third quarter of 2004 was 70% of DVD and VHS revenues, as compared to 61% for the third quarter of 2003. Third quarter of 2004 DVD product mix was heavily skewed towards our lower margin, value priced DVDs, as compared to third quarter of 2003. Costs of revenues were 78% of royalty, licensing and other revenues in third quarter of 2004 as compared to 62% in the third quarter of 2003. This increase is due to a change in product mix, as high margin licensing revenues decreased compared to 2003, resulting in a higher cost of sales as a percentage of revenues. Warehouse expenses increased by $30,960, or 73%, in the third quarter of 2004 as increased sales resulted in higher freight-in and warehouse operations costs.

         Sales and marketing expenses increased by $369,693, or 133%, in the third quarter of 2004 as compared to the same quarter in 2003. This increase is primarily due to increased personnel costs and commissions payable to an outside sales representative.

         Product development expenses increased by $303,011, or 186%, in the third quarter of 2004, as compared to the same quarter in 2003. The increase is attributed to amortization of production master costs associated with new products, and increased personnel and consulting costs. We currently anticipate that product development amortization expenses will continue to increase as capitalized product development costs are amortized at the same ratio as expected DVD library revenues.

         General and administrative expenses increased by $488,884, or 131%, in the third quarter of 2004, as compared to the same quarter in 2003. The increase is primarily due to new hiring of executive and clerical personnel, and increases in professional fees and outside services.

         The cost of stock options granted to non-employees was $145,511 in the third quarter of 2004, as compared to $146,061 recorded in the same quarter in 2003.

         Interest expense increased to $110,110 for the three months ended September 30, 2004, compared to $7,414 for the same quarter in 2003, due to interest and amortization of the discount on notes issued in the fourth quarter of 2003.

         The net loss for the third quarter of 2004 of $680,850 was $87,608 less than the net loss of $768,458 for the same quarter in 2003 primarily as the result of increased revenues in the current quarter that were partially offset by increased costs and expenses as discussed above.

THE NINE MONTHS ENDED SEPTEMBER 30, 2004

         Audio revenues increased $273,897, or 24%, in the first nine months of 2004 to $1,437,515 as compared to $1,163,618 in the first nine months of 2003. The increase was the result of the sales of the expanded line of licensed music products, which offset a decline in the sales of Baby Genius and Kid Genius products.

         DVD and VHS revenues were $9,936,832 during the first nine months of 2004, as compared to $247,154 in the same period in 2003. The DVD and VHS products were first launched in third quarter 2003 and hence have shown significant sales growth. Non-branded classic movie and television show DVDs accounted for $6,486,860, or 65% of DVD and VHS revenues for the first nine months of 2004.

         Royalties, licensing and other revenues declined $42,622, or 10%, to $379,776 in the first nine months of 2004 from $422,398 in the same period of 2003, due to reductions in royalties and licensing revenue.

         Gross revenues increased $9,920,953, or 541%, during the nine months ended September 30, 2004, to $11,754,123, as compared to $1,833,170 in the same prior last year . Sales of the new DVD products were the primary contributor to the increase in sales. Three customers accounted individually for more than 10% of sales during the period and in total represented 52% of gross revenues for the nine month period.

         Sales returns, discounts and allowances were $792,460 in the first nine months of 2004, or 6.3% of gross revenues, as compared to $199,143 or 10.9% of gross revenues in the first nine months of 2003. The provision for sales returns, discounts and allowances in the 2004 period were affected by a change in product mix and customer mix.

         Net revenues increased by $9,327,626, or 571%, to $10,961,663 for the nine months ended September 30, 2004, from $1,634,027 for the nine months ended September 30 2003, due to increased sales of our new DVD products.

         Audio cost of sales for the first nine months of 2004 were 42% of audio revenues, compared to 48% during the first nine months of 2003. The improvement was the result of increased margins in the third quarter of 2004 as discussed in the quarterly analysis above. DVD and VHS cost of sales for the first nine months of 2004 was 68% of DVD and VHS revenues, as compared to 61% in the same year earlier period. Proportionately higher sales of our lower margin, value-priced DVDs in the current year resulted in overall higher DVD cost of sales. Royalties, licensing and other cost of sales were 80% of revenues in the first nine months of 2004, as compared to 59% in the same period of 2003. The higher margin experienced in the 2003 period was due to greater royalty and licensing fees. Warehouse expenses increased by $97,345, or 122%, in the first nine months of 2004, due to higher transaction volume which drives freight-in and warehouse operations costs.

         Sales and marketing expenses increased by $860,179, or 117%, in the nine months ended September 30, 2004, as compared to the same nine-month period in 2003. The increase is attributed to increased personnel costs, commissions payable to an outside sales representative, and increased trade show expenses.

         Product development expenses increased by $630,017, or 147%, in the nine months ending September 30, 2004, as compared to the same prior year period. The increase is due to amortization of production master costs, personnel costs and consulting costs to support additions to our DVD library.

         General and administrative expenses increased by $1,304,009, or 112%, in the nine months ended September 30, 2004, as compared to the same nine-month period in 2003. The increase was primarily due to bonuses paid to executives and staff in the first quarter of 2004, hiring of additional executive and clerical personnel, professional fees, and outside services.

         The cost of stock options granted to non-employees was $395,243 in the first nine months of 2004, as compared to $280,945 in the same nine-month period in 2003. The increase was the result of new awards to consultants in 2004.

         Interest expense increased to $449,617 for the nine months ended September 30, 2004, compared to $22,985 for the same nine-month period of 2003. The increase is attributed to interest and amortization of the discount on the notes issued in the fourth quarter of 2003.

         The net loss for the nine months ended September 30, 2004, of $2,806,111 was 39% greater than the net loss of $2,019,673 for the nine months ended June 30, 2003, as a result of investments in personnel, DVD content and other infrastructure which added cost to our operations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the nine months ended September 30, 2004 was $4,082,021, primarily due to the net loss and increases in working capital (accounts receivable and inventories) and development of production masters. For the nine months ended September 30, 2003, net cash used in operations was $2,299,233, driven primarily by the net loss and increases in prepaid expenses, accounts receivable, inventories and development of production masters.

         Net cash used in investing activities in the nine months ended September 30, 2004, was $152,440, attributed to investment in computer equipment. For the nine months ended September 30, 2003, net cash used in investing activities was $20,506, which also was the result of investment in computer equipment.

         Cash flows from financing activities of $6,304,492 in the nine-month period ending September 30, 2004, were primarily from the sale of our common stock in a private placement in March, 2004 and the exercise of options. This was partially offset by repayment of notes payable of $294,999. In the first nine months of 2003, the sale of our common stock in a private placement accounted for the $1,705,309 in cash flows from financing activities.

         At September 30, 2004, we had cash balances of $3,011,363. We believe that this amount, when combined with our net accounts receivable at September 30, 2004 of $4,686,941, will provide sufficient liquidity to fund our operations through the remainder of 2004 and the first quarter of 2005. Although we believe that our expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2004, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

ITEM 3.  CONTROLS AND PROCEDURES

         Genius Products, Inc. carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Genius Products, Inc.'s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Genius Products, Inc.'s disclosure controls and procedures are effective in timely alerting them to material information relating to Genius Products, Inc. required to be included in our periodic filings with the Securities and Exchange Commission.

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         We have disclosed in previous reports filed with the Securities and Exchange Commission the rescission offers that we have conducted or are considering conducting in Arizona, Pennsylvania and Washington, and related matters. There have been no material developments in these matters. We are not a party to any other legal or administrative proceedings.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Unregistered securities were issued in the third quarter of 2004 as follows:

              NO. OF                       CLASS OF
SALE DATE(S)  SHARES       NET PROCEEDS    PERSON          EXEMPTION        ADDITIONAL INFORMATION
------------  ------       ------------    ------          ---------        ----------------------
8/19/04       217,500       $137,025       Accredited       Rule 506 of     Exercise of warrants at
                                           Investor         Regulation D    $0.63 per share.

         Proceeds were used for general working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS

         EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

         10.1 Lease Agreement, dated as of August 25, 2004, between ProCon, Inc. and Genius Products, Inc. (incorporated by reference from
                  Exhibit 99.1 included with the Company's Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on November 12, 2004).

         10.2 Employment Agreement, dated as of August 23, 2004, between Andrew C. Schmidt and Genius Products, Inc. (incorporated by reference from Exhibit 99.4 included with the Company's Form 8-K, filed with the SEC on November 12, 2004).

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

                                              GENIUS PRODUCTS, INC.,
                                              a Nevada Corporation

                                              By:  /S/ KLAUS MOELLER
                                                   -----------------------------
                                                   Klaus Moeller
                                                   Chief Executive Officer and
                                                   Chairman of the Board
Dated:  November 12, 2004                          (Principal Executive Officer)

                                              By:  /S/ ANDREW C. SCHMIDT
                                                   -----------------------------
                                                   Andrew C. Schmidt
                                                   Chief Financial Officer
Dated:  November 12, 2004                          (Principal Financial and
                                                   Accounting Officer)