Form 10QSB/A
period 2004-09-30
GENIUS PRODUCTS INC
filed 2004-12-23
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------
                                AMENDMENT NO.1 TO
                                   FORM 10-QSB
                              --------------------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-27915

                              GENIUS PRODUCTS, INC.
                              ---------------------
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

                                EXPLANATORY NOTE

         Genius Products, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-QSB for the quarter ended September 30, 2004 that was originally filed on November 12, 2004 (the "10-QSB"), to reflect the restatement of our consolidated financial statements (the "Restatement"). The Restatement reflects adjustments to revenues recognized in the quarter, which also affects related cost of revenues, net loss, accounts receivable, inventories and stockholders' equity at or for the three and nine months September 30, 2004. A discussion of this Restatement and a summary of the effects of the Restatement are presented in Note F to the Condensed Consolidated Financial Statements.

         For the convenience of the reader, this Amendment No. 1 amends in its entirety the 10-QSB. This Amendment No. 1 continues to speak as of the date of the 10-QSB, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than as described in this explanatory note. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the 10-QSB.

         The following sections of this Quarterly Report on Form 10-QSB/A have been revised from the 10-QSB:

Item 1 - Financial Statements
Item 2 - Management's Discussion and Analysis or Plan of Operation
Item 3 - Controls and Procedures

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I      Financial Information                                            4

     Item 1  Financial Statements                                            4

     Condensed Consolidated Balance Sheet at September 30, 2004
       (unaudited, as restated)                                              4
     Condensed Consolidated Statements of Operations for the Three
     Months Ended September 30, 2004 and 2003 (unaudited, as restated)       5
     Condensed Consolidated Statements of Operations for the
       Nine Months Ended September 30, 2004 and 2003
       (unaudited, as restated)                                              6
     Condensed Consolidated Statements of Cash Flow for the
       Nine Months Ended September 30, 2004 and 2003
       (unaudited, as restated)                                              7
     Notes to Condensed Consolidated Financial Statements (unaudited,
       as restated)                                                          8

     Item 2  Management's Discussion and Analysis or Plan of Operation
       (as restated)                                                        12

     Item 3  Controls and Procedures                                        16

PART II Other Information

     Item 1  Legal Proceedings                                              17

     Item 2  Changes in Securities                                          17

     Item 3  Defaults Upon Senior Securities                                17

     Item 4  Submission of Matters to a Vote of Security Holders            17

     Item 5  Other Information                                              17

     Item 6  Exhibits                                                       17

SIGNATURES                                                                  18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)

                                                                               SEPTEMBER 30, 2004
                                                                              --------------------
                                                                                As restated - see
                                                                                     note F
ASSETS

Current assets
    Cash and equivalents                                                          $  3,011,363
    Accounts receivable, net of allowance for doubtful accounts
       and sales returns of $720,634                                                 3,931,681
    Inventories                                                                      2,163,016
    Prepaid royalties                                                                  377,433
    Prepaid expenses                                                                   662,271
                                                                                  -------------
             Total current assets                                                   10,145,764

    Property and equipment, net of accumulated depreciation of $193,351                240,987
    Production masters, net of accumulated amortization of $805,891                  2,041,078
    Patents and trademarks, net of accumulated amortization of $38,626                 105,698
    Deposits and other                                                                 863,899
                                                                                  -------------
                                                                                  $ 13,397,426
                                                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable, net of unamortized discount of $78,051                         $    776,950
    Accounts payable                                                                 4,223,265
    Accrued payroll and related expenses                                               138,501
    Debentures payable                                                                  50,750
    Accrued expenses                                                                   167,198
    Payable on terminated contract                                                     300,000
                                                                                  -------------
             Total current liabilities                                               5,656,664

    Redeemable common stock                                                            390,347
                                                                                  -------------
             Total liabilities                                                       6,047,011

    Commitments and contingencies                                                           --

Stockholders' equity
    Preferred stock, $.001 par value; 10,000,000 shares authorized;
       0 shares outstanding                                                                 --
    Common stock, $.001 par value; 50,000,000 shares authorized;
       25,193,312 shares outstanding                                                    25,193
    Additional paid-in capital                                                      25,899,853
    Accumulated deficit                                                            (18,574,631)
                                                                                  -------------
             Total stockholders' equity                                              7,350,415
                                                                                  -------------
                                                                                  $ 13,397,426
                                                                                  =============

               The accompanying notes are an integral part of these statements.

                                              4


                         GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED) FOR THE THREE
                                      MONTHS ENDED

                                                                   SEPTEMBER 30,
                                                         -------------------------------
                                                         As restated - see
                                                              Note F
                                                               2004             2003
                                                           -------------   -------------
Revenues:

        Audio                                              $    382,978    $    364,006
        DVD and VHS                                           5,155,484         247,154
        Royalties, licensing and other                          304,485          83,403
                                                           -------------   -------------
Gross revenues                                                5,842,947         694,563
       Sales returns, discounts and allowances                 (825,491)        (77,917)
                                                           -------------   -------------
            Net revenues                                      5,017,456         616,646
                                                           -------------   -------------

Costs and expenses
     Cost of revenues:
          Audio                                                 116,664         171,670
          DVD and VHS                                         3,273,952         151,634
          Other                                                 238,958          52,112
          Warehouse expenses                                     73,237          42,277
     Product development                                        465,543         162,532
     Sales and marketing                                        647,656         277,963
     General and administrative                                 863,202         374,318
     Stock options granted to non-employees for services        145,511         146,061
                                                           -------------   -------------
     Total costs and expenses                                 5,824,723       1,378,567
                                                           -------------   -------------
     Loss from operations                                      (807,267)       (761,921)

Other income (expense)                                               --             877
Interest expense                                               (110,110)         (7,414)
                                                           -------------   -------------
     Loss before provision for income taxes                    (917,377)       (768,458)

Provision for income taxes                                           --              --
                                                           -------------   -------------
     Net loss                                              $   (917,377)   $   (768,458)
                                                           =============   =============
Basic and diluted loss per common share:
     Net loss per share                                    $      (0.04)   $      (0.04)
                                                           =============   =============

     Basic and diluted weighted average shares               25,080,003      18,625,061
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

                                           5


                          GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED) FOR THE NINE
                                       MONTHS ENDED

                                                                    SEPTEMBER 30,
                                                           -------------------------------
                                                           As restated - see
                                                                Note F
                                                                 2004             2003
                                                             -------------   -------------
Revenues:

        Audio                                                $  1,437,515    $  1,163,618
        DVD and VHS                                             9,656,572         247,154
        Royalties, licensing and other                            379,776         422,398
                                                             -------------   -------------
Gross revenues                                                 11,473,863       1,833,170
       Sales returns, discounts and allowances                 (1,267,460)       (199,143)
                                                             -------------   -------------
            Net revenues                                       10,206,403       1,634,027
                                                             -------------   -------------
Costs and expenses
     Cost of revenues:
          Audio                                                   598,930         554,918
          DVD and VHS                                           6,208,589         151,634
          Other                                                   305,342         247,241
          Warehouse expenses                                      176,982          79,637
     Product development                                        1,057,383         427,366
     Sales and marketing                                        1,596,391         736,212
     General and administrative                                 2,470,003       1,165,994
     Stock options granted to non-employees for services          395,243         280,945
                                                             -------------   -------------
     Total costs and expenses                                  12,808,863       3,643,947
                                                             -------------   -------------
     Loss from operations                                      (2,602,460)     (2,009,920)

Other income (expense)                                              9,439          13,232
Interest expense                                                 (449,617)        (22,985)
                                                             -------------   -------------
     Loss before provision for income taxes                    (3,042,638)     (2,019,673)

Provision for income taxes                                            800             800
                                                             -------------   -------------
     Net loss                                                $ (3,043,438)   $ (2,020,473)
                                                             =============   =============
Basic and diluted loss per common share:
     Net loss per share                                      $      (0.13)   $      (0.12)

                                                             =============   =============

     Basic and diluted weighted average shares                 23,364,187      17,004,758
                                                             =============   =============

             The accompanying notes are an integral part of these statements.

                                            6


                                    GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED) FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               -------------------------------
                                                                               As restated - see
                                                                                     Note F
                                                                                      2004            2003
                                                                                   ------------   ------------
Cash flows from operating activities
     Net loss                                                                      $(3,043,438)   $(2,020,473)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                 489,923        224,274
         Change in allowance for doubtful accounts and provision for returns           538,037         93,280
         Common stock issued for services                                               62,800        162,500
         Amortization of warrants issued for services                                   72,680             --
         Stock options granted to non-employees for services                           395,243        280,945
         Stock issued for the remastering of movies on DVD                                  --        350,000
         Stock issued for compensation                                                      --        100,000
         Interest expense on redeemable common stock                                    16,777         18,866
         Amortization of discount on notes payable                                     341,872             --
         Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                                      (3,147,720)      (378,786)
           Inventories                                                              (1,332,732)      (321,683)
           Prepaid royalties                                                            (1,390)      (161,814)
           Prepaid expenses and deposits                                               (84,101)      (520,729)
           Development of production masters                                        (1,288,121)      (673,927)
         Increase (decrease) in:
           Accounts payable                                                          2,791,651        337,575
           Accrued payroll & related items                                              72,729         77,965
           Accrued expenses and other                                                   33,769        132,774
                                                                                   ------------   ------------
     Net cash used by operating activities                                          (4,082,021)    (2,299,233)
                                                                                   ------------   ------------
Cash flows from investing activities
     Patents and trademarks                                                             (3,005)        (1,029)
     Purchase of property and equipment                                               (149,435)       (19,477)
                                                                                   ------------   ------------
     Net cash used in investing activities                                            (152,440)       (20,506)
                                                                                   ------------   ------------
Cash flows from financing activities
     Payments on notes payable                                                        (294,999)            --
     Purchase of redeemable common stock                                              (117,362)            --
     Proceeds from exercise of options                                                 296,885             --
     Proceeds from issuance of common stock, net of offering costs                   6,419,968      1,705,309
                                                                                   ------------   ------------
     Net cash provided by financing activities                                       6,304,492      1,705,309
                                                                                   ------------   ------------
Net increase (decrease) in cash and equivalents                                      2,070,031       (614,430)

Cash at beginning of period                                                            941,332        745,993
                                                                                   ------------   ------------
Cash at end of period                                                              $ 3,011,363    $   131,563
                                                                                   ============   ============
     Non-cash investing and financing activities:
         Repayment of officer loans by return of common stock                           25,751             --
         Repayment of notes receivable by return of common stock                     2,796,242             --
         Interest on notes receivable                                                    8,240             --
         Warrants issued for services                                                  872,154             --
         Issuance of common stock for an option to acquire                                  --        100,000
         Conversion of debenture to common stock                                            --         10,000


                       The accompanying notes are an integral part of these statements.

                                                      7

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED, AS RESTATED)

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

Revenue recognition
-------------------

Revenues are recorded upon the shipment of goods. Costs of sales and an allowance for returns are also recorded at the time of shipment. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance. Updates to the returns calculation is performed quarterly. Sales made under consignment or guaranteed sales arrangements are not recognized as net revenue until such time that cash is received for the sale and release of return liability is confirmed by the customer.


NOTE B:  COMMON STOCK

During the three months ended September 30, 2004, we issued a total of 219,650 common shares and returned 12,101 common shares to treasury. We issued 2,150 shares at $1.86 per share for services and 217,500 shares for the exercise of warrants at $0.63 per share. We returned 12,101 common shares to treasury after our repurchase of the stock pursuant to a rescission offer.


NOTE C:  STOCK-BASED COMPENSATION (RESTATED)


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

Pro forma adjustments to our consolidated net loss and loss per share are as follows:

                                                                  For the Quarter Ended
                                                                       September 30,
                                                                ---------------------------
                                                                 (Restated)
                                                                    2004            2003
                                                                ------------   ------------
Net loss as reported                                            $  (917,377)   $  (768,458)
Less: Total stock-based compensation expense determined under
      the fair value based method for all awards                   (218,927)       (67,038)
                                                                ------------   ------------
Pro forma net loss                                              $(1,136,304)   $  (835,496)
                                                                ============   ============
Basic and diluted net loss per common share as reported         $      (.04)   $      (.04)
                                                                ============   ============
Pro forma basic and diluted net loss per common share           $      (.05)   $      (.04)
                                                                ============   ============

                                                                For the Nine Months Ended
                                                                       September 30,
                                                                ---------------------------
                                                                 (Restated)
                                                                    2004            2003
                                                                ------------   ------------
Net loss as reported                                            $(3,043,438)   $(2,020,473)
Less: Total stock-based compensation expense determined under
      the fair value based method for all awards                   (684,273)       (89,169)
                                                                ------------   ------------
Pro forma net loss                                              $(3,727,711)   $(2,109,642)
                                                                ============   ============
Basic and diluted net loss per common share as reported         $      (.13)   $      (.12)
                                                                ============   ============
Pro forma basic and diluted net loss per common share           $      (.16)   $      (.12)
                                                                ============   ============


NOTE D:  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE (RESTATED)

                                                       For the Quarter Ended
                                                           September 30,
                                                     ---------------------------
                                                     (Restated)
                                                        2004            2003
                                                     ------------   ------------
Numerator
---------
     Net loss                                        $  (917,377)   $  (768,458)

Denominator
-----------
     Basic and diluted weighted average number of
     common shares outstanding during the period      25,080,003     18,625,061
                                                     ===========    ============
Basic and diluted net loss per share                 $     (0.04)   $     (0.04)
                                                     ===========    ============

                                                     For the Nine Months Ended
                                                           September 30,
                                                     ---------------------------
                                                     (Restated)
                                                        2004            2003
                                                     ------------   ------------
Numerator
---------
     Net loss                                        $(3,043,438)   $(2,020,473)

Denominator
-----------
     Basic and diluted weighted average number of
     common shares outstanding during the period      23,364,187     17,004,758
                                                     ============   ============
Basic and diluted net loss per share                 $     (0.13)   $     (0.12)
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


NOTE F:  RESTATEMENT

Subsequent to the issuance of our financial statements for the three months ended September 30, 2004, our management determined that:

         o Several shipments of a multiple shipment sale actually shipped in the first few days of the fourth quarter rather than during the third quarter. The total revenues involved of $280,260 should be included in gross revenues for the fourth quarter ending December 31, 2004.
         o One order totaling $475,000 involved a guaranteed sale commitment, and therefore the company should have reserved the full amount of the sale against any possible future returns.

As a result, the financial statements for the three months ended
September 30, 2004 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                           As Previously        Restatement
                                                              Reported          Adjustment        As Restated   Reference
                                                           -------------        -----------       -----------   ---------
At September 30, 2004:
     Accounts Receivable                                     $ 4,686,941        $ (755,260)       $ 3,931,681      (1)
     Inventories                                               1,644,283           518,733          2,163,016      (2)
     Total current assets                                     10,382,291          (236,527)        10,145,764      (3)
     Total Assets                                             13,633,953          (236,527)        13,397,426      (3)
     Accumulated deficit                                     (18,338,104)         (236,527)       (18,574,631)     (4)
     Total stockholders' equity                                7,586,942          (236,527)         7,350,415      (4)

For the three-month period ended September 30, 2004:
     Revenue DVD and VHS                                     $ 5,435,744        $ (280,260)       $ 5,155,484      (5)
     Sales returns, discounts and allowances                    (350,491)         (475,000)          (825,491)     (6)
     Net revenues                                              5,772,716          (755,260)         5,017,456      (7)
     Cost of Sales DVD and VHS                                 3,792,685          (518,733)         3,273,952      (8)
     Total costs and expenses                                  6,343,456          (518,733)         5,824,723      (9)
     Loss from operations                                       (570,740)         (236,527)          (807,267)     (10)
     Loss before provision for income taxes                     (680,850)         (236,527)          (917,377)     (10)
     Net loss                                                   (680,850)         (236,527)          (917,377)     (10)
     Net loss per share                                            (0.03)            (0.01)             (0.04)     (10)

1. Accounts receivable were decreased $475,000 to take into account a guaranteed sale and the reversal of $280,260 in gross revenue due to quarterly revenue cut-off issues.
2. Inventories were increased to account for the cost of product of $272,264 and $246,469 respectively as associated with the increase in returns allowance of $475,000 and revenue reversal of $280,260.
3. Total current assets and total assets decreased as a result of the restatement adjustments to accounts receivable and inventories as described in references (1) and (2) above.
4. Accumulated deficit increased and total stockholders equity decreased as a result of the change in the net loss as recorded due to the restatement.
5. Gross DVD and VHS revenues decreased $280,260 due to the restatement of a revenue transaction to properly account for the timing of the actual shipment of the product.
6. Sales returns and allowances was increased $475,000 to properly record a guaranteed sale transaction.
7. Net revenue decreased $755,260 as a result of restating revenue transactions as described in reference (5) and (6) above.
8. Cost of Sales DVD and VHS were decreased $518,733 to take into account the product cost of revenue transactions reversed as per reference (5) and (6) above.
9. Total costs and expenses decreased as a result of the decrease in Cost of Sales as described in reference (8).
10. The changes in the loss from operations, loss before provisions for income taxes, net loss and net loss per share are the result of the net effect of the revenue and cost of sales reversal described in references (5) - (9) above.

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

RESTATEMENT OF QUARTERLY INFORMATION

     As discussed in the notes to condensed consolidated financial statements, we restated our September 30, 2004 financial statements to:

1. Correctly record a guaranteed sale, and
2. Correct a fourth quarter sales transaction recorded as third quarter revenue.


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

THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (AS RESTATED)

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


         DVD and VHS revenues for the third quarter of 2004 are composed of the sales of AMC, TV GUIDE and Hollywood Classic branded classic movies and television shows on DVD and non-branded classic movies and television shows on DVD. DVD and VHS revenues were $5,155,484 during the third quarter of 2004, as compared to $247,154 of sales of the AMC branded movies in the third quarter of 2003. The $4,908,330 increase, or approximately 2000%, was primarily due to sales of non-branded classic movie and television show DVDs launched during 2004, which accounted for $3,444,345 of the total of DVD and VHS revenues for the quarter. The remaining increase of $1,463,985 was attributable primarily to sales of branded DVD and VHS for the quarter.

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

         Total gross revenues increased $5,148,384, or 741%, during the quarter ended September 30, 2004, to $5,842,947, as compared to $694,563 in the same period last year due primarily to increased sales of the new DVD products as discussed above. During the third quarter of 2004, three customers accounted for 56% of gross revenues.

         Sales returns, discounts and allowances increased $747,574, or 960%, to $825,491 or 14.1% of gross revenues in the third quarter of 2004, as compared to $77,917 or 11.2% of gross revenues in the third quarter of 2003. The provision for sales returns and allowances is calculated in accordance with historical averages, but will vary based on customer and product mix. The primary reason for the increase in the provision for sales returns and allowances for the current quarter is a $475,000 sale made under guaranteed sales terms. The full amount of the guaranteed sale has been reserved.

         Net revenues increased by $4,400,810, or 714%, to $5,017,456 for the three months ended September 30, 2004, from $616,646 for the three months ended September 30, 2003, due to the increase in sales of our new DVD products as discussed above.

         Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, and royalties paid on sales of licensed products. Audio cost of sales in the third quarter of 2004 was 30.5% of audio revenues, as compared to 47% for the same period in 2003. This improvement was due to increased sales of higher margin single and two-pack CDs as compared with three pack CDs, and a shift of sales from third party distributors to our direct sales force. DVD and VHS cost of sales in the third quarter of 2004 was 69% of DVD and VHS revenues, when applying the allowance for returns of DVD and VHS product to gross sales, as compared to 61% for the third quarter of 2003. Third quarter of 2004 DVD product mix was heavily skewed towards our lower margin, value priced DVDs, as compared to third quarter of 2003. Costs of revenues were 78% of royalty, licensing and other revenues in third quarter of 2004 as compared to 62% in the third quarter of 2003. This increase is due to a change in product mix, as high margin licensing revenues decreased compared to 2003, resulting in a higher cost of sales as a percentage of revenues. Warehouse expenses increased by $30,960, or 73%, in the third quarter of 2004 as increased sales resulted in higher freight-in and warehouse operations costs.


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

THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (AS RESTATED)

         Audio revenues increased $273,897, or 24%, in the first nine months of 2004 to $1,437,515 as compared to $1,163,618 in the first nine months of 2003. The increase was the result of the sales of the expanded line of licensed music products, which offset a decline in the sales of Baby Genius and Kid Genius products.


         DVD and VHS revenues were $9,656,572 during the first nine months of 2004, as compared to $247,154 in the same period in 2003. The DVD and VHS products were first launched in third quarter 2003 and hence have shown significant sales growth. Non-branded classic movie and television show DVDs accounted for $6,206,600, or 64% of DVD and VHS revenues for the first nine months of 2004.

         Royalties, licensing and other revenues declined $42,622, or 10%, to $379,776 in the first nine months of 2004 from $422,398 in the same period of 2003, due to reductions in royalties and licensing revenue.

         Gross revenues increased $9,640,693, or 526%, during the nine months ended September 30, 2004, to $11,473,863, as compared to $1,833,170 in the same prior last year. Sales of the new DVD products were the primary contributor to the increase in sales. Three customers accounted individually for more than 10% of sales during the period and in total represented 52% of gross revenues for the nine month period.

         Sales returns, discounts and allowances were $1,267,460 in the first nine months of 2004, or 11.0% of gross revenues, as compared to $199,143 or 10.9% of gross revenues in the first nine months of 2003. The provision for sales returns, discounts and allowances in the 2004 period were affected by a change in product mix and customer mix.

         Net revenues increased by $8,572,376, or 525%, to $10,206,403 for the nine months ended September 30, 2004, from $1,634,027 for the nine months ended September 30 2003, due to increased sales of our new DVD products.

         Audio cost of sales for the first nine months of 2004 were 42% of audio revenues, compared to 48% during the first nine months of 2003. The improvement was the result of increased margins in the third quarter of 2004 as discussed in the quarterly analysis above. DVD and VHS cost of sales for the first nine months of 2004 was 67% of DVD and VHS revenues, as compared to 61% in the same year earlier period. Proportionately higher sales of our lower margin, value-priced DVDs in the current year resulted in overall higher DVD cost of sales. Royalties, licensing and other cost of sales were 80% of revenues in the first nine months of 2004, as compared to 59% in the same period of 2003. The higher margin experienced in the 2003 period was due to greater royalty and licensing fees. Warehouse expenses increased by $97,345, or 122%, in the first nine months of 2004, due to higher transaction volume which drives freight-in and warehouse operations costs.


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

LIQUIDITY AND CAPITAL RESOURCES (AS RESTATED)

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

ITEM 3.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         At the time of the preparation and filing of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, an evaluation had been carried out to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

         Since the filing of the Form 10-QSB on November 12, 2004, we concluded that certain errors were made in the Company's financial statements for the third quarter ended September 30, 2004, that should have resulted in a change in the timing of revenues recorded during the quarter totaling $755,260. The errors were uncovered in internal reviews by the Company, and involved weaknesses in the accuracy of certain product shipping information provided by two distributors of our products. These weaknesses contributed to the restatement of our financial statements for the quarter ended September 30, 2004.

         In conjunction with the decision to restate our financial statements, we reevaluated our disclosure controls and procedures relating to the gathering and processing of accurate shipping information particularly as it relates to revenue recognition, and concluded that these controls contained certain weaknesses. We have taken steps to identify, rectify, and prevent the recurrence of the circumstances that resulted in the determination to restate our prior period financial statements. As part of this undertaking, we have incorporated additional levels of review and internal auditing of shipping information received from distributors and generated internally. We believe these enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that our control objectives will be met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Unregistered securities were issued in the third quarter of 2004 as follows:

SALE       NO. OF                   CLASS OF
DATE(S)    SHARES   NET PROCEEDS      PERSON      EXEMPTION       ADDITIONAL INFORMATION

8/19/04   217,500     $137,025      Accredited    Rule 506 of     Exercise of warrants at $0.63 per share.
                                     Investor     Regulation D

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



Dated: December 23, 2004                GENIUS PRODUCTS, INC.,
                                        a Nevada Corporation

                                        By: /s/ Klaus Moeller
                                            ------------------------------------
                                            Klaus Moeller
                                            Chief Executive Officer and
                                            Chairman of the Board
                                            (Principal Executive Officer)

Dated: December 23, 2004                By: /s/ Andrew C. Schmidt
                                            ------------------------------------
                                            Andrew C. Schmidt
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)