Form 10KSB
period 2004-12-31
GENIUS PRODUCTS INC
filed 2005-03-31
CIK 1098016

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X)      Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                   For the fiscal year ended December 31, 2004
                                       or

( )      Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                        COMMISSION FILE NUMBER 000-27915

                              GENIUS PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  33-0852923
      (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

          740 LOMAS SANTA FE, SUITE 210, SOLANA BEACH, CALIFORNIA 92075
               (Address of principal executive offices) (Zip Code)

                                 (858) 793-8840
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.0001
                                (Title of Class)

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

         Net revenues for fiscal year 2004 were $16,629,932.

         The aggregate market value of voting stock held by non-affiliates of the registrant was $50,019,379 as of March 18, 2005 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

         There were 31,747,499 shares outstanding of the registrant's common stock as of March 18, 2005.

         Transitional small business disclosure format (check one):
Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A are incorporated by reference. With the exception of those portions that are specifically incorporated by reference in the Form 10-KSB Annual Report, the Proxy Statement for the 2005 Annual Meeting is not deemed to be filed as a part of this report.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................1

ITEM 2.  DESCRIPTION OF PROPERTY..............................................10

ITEM 3.  LEGAL PROCEEDINGS....................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................14

ITEM 7.  FINANCIAL STATEMENTS.................................................19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................39

ITEM 8A. CONTROLS AND PROCEDURES..............................................39

ITEM 8B. OTHER INFORMATION....................................................39

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...................40

ITEM 10. EXECUTIVE COMPENSATION...............................................40

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS..........................................40

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................40

ITEM 13. EXHIBITS.............................................................41

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES..............................44

EXHIBIT INDEX.................................................................46

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Genius Products, Inc. is an entertainment company that produces, publishes and distributes films, videos and music on digital video discs ("DVDs"), videos ("VHS") and compact discs ("CDs") under a variety of branded and non-branded names. Our products are sold at traditional, direct response, mail order and internet retailers nationwide, and, to a lesser extent, internationally.

         Through our "Branded Distribution Network", we currently own or have the rights to publish DVDs, VHS and audio CDs under the trademarked brands described in the following table. These brands include both proprietary and licensed brands. We also offer non-branded DVDs and other products as described below. We intend to continue to build our Branded Distribution Network by developing additional branded products through internal development, distribution agreements and licenses from third parties.

PROPRIETARY DVD/VHS             PROPRIETARY MUSIC      LICENSED MUSIC                  OTHER/GIFT
------------------------------- ---------------------- ------------------------------- ------------------------------
Baby Genius(R)                  Baby Genius(R)         Beatrix Potter(TM)              Zoo Babies(R) Plush Collection
Kid Genius(R)                   Kid Genius(R)          Guess How Much I Love You(TM)   Gift Sets
Genius Entertainment(R)         Wee Worship(TM)        Curious George(R)               Jewelry
Wee Worship                     Tranquility            Spot the Dog(TM)
Wellspring
Movie / TV Classics                                    Raggedy Ann and Andy(TM)        AUDIO
LICENSED DVD/VHS                                       Paddington Bear(TM)             -----
-------------------------------                        Rainbow Fish(TM)                The Twilight Zone(TM)
TV Guide(R)                                            The Snowman(TM)                 Zero Hour
AMC(R) Movies                                          The Little Tikes(R)
AMC TV for Movie People(TM)                            Tonka(R)
AMC Monsterfest(TM)
Bazooka(R)
Hollywood Classics(TM)                                 My Little Pony(R)
IFILM(R)                                               Jay Jay the Jet Plane(R)
National Lampoon(R)
Sundance Channel Home
    Entertainment(TM)

CORPORATE STRUCTURE

         We were incorporated in the State of Nevada on January 8, 1996 under the name Salutations, Inc. ("Salutations"). In September 1997, Salutations acquired all of the outstanding shares of a company called International Trade and Manufacturing Corporation ("ITM"), a Nevada corporation founded in 1992. Immediately after the acquisition, Salutations assumed all of the operations and businesses of ITM and changed its name to International Trading and Manufacturing Corporation ("ITMC"). In October 1999, we changed our name from International Trading and Manufacturing Corporation to Genius Products, Inc. to reflect our primary business of producing, publishing and distributing audio and video products. On March 2, 2005, Genius Products, Inc. changed its state of incorporation from the State of Nevada to the State of Delaware through a merger with a newly formed subsidiary in Delaware.

RECENT DEVELOPMENTS

         On March 2, 2005, Genius Products, Inc. completed its reincorporation from the State of Nevada to the State of Delaware. The reincorporation was accomplished by merging our company into a newly formed Delaware corporation and converting each share of our company's Common Stock into one share of the Common Stock of the Delaware corporation. The reincorporation had no impact on our business or operations. Certificates that represent shares of the Common Stock of the Nevada corporation automatically represent the same number of shares of the Delaware corporation.

         On March 21, 2005, we completed our acquisition of American Vantage Media Corporation ("AVMC"), a subsidiary of American Vantage Companies ("AVC"). The acquisition was completed through an Agreement and Plan of Merger ("Merger Agreement") which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $6.3 million in debt of AVMC. A subsidiary of AVMC is Wellspring Media, Inc., which owns the rights to a substantial film library, as discussed further below.

DVD AND VHS PRODUCTS

         Our business is based on a new model for the distribution and marketing of entertainment content, with a shift in emphasis away from the traditional studio model which is content oriented, towards a model which is retailer oriented. Our model focuses on the buying patterns and habits of consumers with specific demographics. As we add more content to our libraries, we intend to acquire, develop or distribute products with credible value and brand them for relevance. We will attempt to limit financial exposure through detailed ROI analysis and limited advances and development funds. We also utilize our "Branded Distribution Network" which is a specialized distribution strategy with broad access to retail outlets. We also employ superior merchandising methods, an effective supply chain, and a scaleable infrastructure with low content and production costs.

         Our products are sold in retail outlets nationwide under well-known brands including AMC, TV Guide, IFILM, Sundance Channel Home Entertainment, Bazooka, National Lampoon, Baby Genius and Wellspring.

         We primarily sell entertainment products in the following segments:

                1. Independent Films
                2. Classics
                3. Family
                4. Comedies
                5. Lifestyle
                6. Special Interest
                7. Health and wellness

         We intend to continue to expend additional resources on producing, distributing and acquiring relevant content to support our Branded Distribution Network. We intend to continue to acquire rights to film and television libraries and/or enter into distribution agreements with major content suppliers. Our recent acquisition of American Vantage Media and its Wellspring library gives us a substantial library of high quality content consisting of over 750 feature films and documentaries and 800 short films. We believe this acquisition will drive value in the independent film niche, and the lifestyle, special interest and health and wellness segments.


CD AND OTHER PRODUCTS

         PROPRIETARY CHILDREN'S MUSIC

         In September 1998, we developed a line of classical music CDs and cassettes for children under the Baby Genius brand name. Certain published reports at the time indicated that classical music could play an important positive role in a child's intellectual development. We publish, distribute and license a line of musical CDs under the Baby Genius brand name which come in three series: Classical, Instrumental and Vocal. We currently have 23 titles in our Baby Genius music catalog. The CDs are sold individually, in 2-packs and in 3-packs. They are endorsed by Public Radio Music Source and Minnesota Public Radio ("MPR"), a subsidiary of Minnesota Communications Group ("MCG"). MCG funded a portion of the Baby Genius development costs and has been instrumental in assisting us to obtain classical music licenses. MPR and MCG are both current shareholders and continue to work with us on music licensing and production.

         In 2003, we introduced the first two Kid Genius titles. While Baby Genius products are developed for children up to the age of three, Kid Genius music is targeted for children ages three to seven. Future releases are currently under consideration. In 2003 we also introduced the Wee Worship branded line of Christian music for children. We currently have eight titles in this line, with an additional two scheduled for introduction in 2005.


         LICENSED CHILDREN'S MUSIC

         We have focused on developing, producing and acquiring the music rights to quality children's entertainment and toy brands. In addition to developing our own Genius brand-name products, we are seeking licenses for the audio and/or video rights for established third-party properties. In this regard, we have identified high-quality brands that have not licensed their music rights. Since 2003 we have successfully introduced many licensed music properties including My Little Pony, Tonka, Jay Jay the Jetplane, Guess How Much I Love You, Rainbow

Fish, Curious George, Paddington Bear, Raggedy Ann and Andy, The Snowman and Spot, with more new titles slated for 2005. We intend to continue to seek to license additional properties in the future. Genius Products also licenses the Baby Genius brand to third-party companies for a variety of products, including books.


         INTERACTIVE LISTENING STATION MUSIC

         In November of 2004, we launched two different interactive music programs: Hits and Lifestyles. Hits music focuses on major label artists from the 60's, 70, 80's, and 90's. Lifestyles music genres include categories such as classical, instrumental, contemporary, new age, world, and seasonal. Both the Hits and Lifestyles programs have a fixture in the store dedicated solely to music. This fixture allows the customer to sample each title, by allowing them to touch a panel on the fixture and hear a 60 second preview of each CD featured on the unit. We intend to expand this segment of our business.


OTHER PRODUCTS

         We are developing other CD products and gift sets that we expect to market to our existing retail customers. These products utilize our ability to create and provide quality products through our existing distribution channels.

         Zoo Babies are collectible plush animals on pillows. We have designed 24 styles of Zoo Babies and launched several styles in the third quarter of last year through our existing distribution channels.

         We have created a line of gift sets that includes audio CDs and a value-added item such as a picture frame or gift cards, ornaments or plush toys.

DISTRIBUTION

         We utilize a distribution facility located centrally in Atlantic, Iowa. We sell our products directly to retailers and through key select distribution companies. Genius Products has excellent relationships with retailers nationwide and is a direct supplier to nearly every major retailer or major distributor that carries video and/or music products. We have distribution in approximately 25,000 retail locations. Our products can be found at retail outlets nationwide, including mass retail stores such as Target, Wal-Mart, Kmart, Meijers, ShopKo, Costco and Sam's Club; children's toy stores such as Toys R Us and Babies R Us; music and video stores such as Best Buy and Circuit City; bookstores such as Borders and Barnes & Noble; internet retailers such as Amazon.com and Netflix and other non-traditional outlets.

         We have entered into distribution agreements with companies located in the United States, Canada, the Philippines, Singapore and Hong Kong. In each of these instances, we receive licensing fees for the licensed products that are produced and sold by the licensees. These products include proprietary music and video products in certain countries and products developed by the licensees for sale that utilize Genius Products brand names and marks. We have also engaged licensing agents to assist us in licensing broadcast rights for our proprietary music and video products. While we hope to enter into relationships with other domestic and international distributors, there can be no assurance that we will do so, or, if we do enter into any such relationships, that they will be profitable.

MARKETING AND SALES

         Our marketing and sales strategies are designed to support the sale of products for the retail, Internet and licensing components of our business. We use what we consider to be innovative and relatively low-cost marketing techniques, including public relations, promotional programs, in-store advertising programs and cross-marketing with customers of our strategic partners which are useful for marketing purposes but do not generate revenues directly. We continue to exhibit our products at select industry trade shows. Our new products are marketed to our existing mass-market retail customers through our existing distribution channels.

         We own the majority of our vocal and instrumental music content. Genius Products has built a considerable catalog of royalty-free children's music that allows us to use low-cost music for most of our audio products.

         Our two largest customers in 2004 which accounted for 27% and 26% of our net revenues were Target Corporation and Dollar Tree Stores, Inc., respectively. Our two largest customers in 2003 which accounted for 36% and 18% of our net revenues were Anderson Merchandising and Target Corporation, respectively.

TRADEMARKS AND LICENSES

         TRADEMARKS

         We use multiple trademarks to distinguish our products, including Genius Entertainment, Baby Genius, Kid Genius and Hollywood Classics. In addition, our recently acquired subsidiaries American Vantage Media and Wellspring Media have a portfolio of trademarks that they use to distinguish and protect their films and related products. These and other trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, and we have an active program to expand our usage and registration of trademarks. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties.

         THIRD-PARTY LICENSES

         A substantial portion of our business is dependent upon licenses that we obtain from third parties relating primarily to entertainment content, such as film, video and music. We also license the right to use well-known brands that we associate with our products, such as TV Guide, AMC, and Hollywood Classics. In addition, the Wellspring film library that we recently acquired includes a large number of third-party licenses to films and documentaries in the library.

         In September 2003, we executed a license agreement for the exclusive right to distribute worldwide a majority of Falcon Picture Group's audio and video products, with AMC and TV Guide branded DVD movie and television collections in the U.S. and Canada. This license agreement calls for a royalty to be paid on the sales of the video and audio products.

         We license our classical music from Naxos of America, Inc. ("Naxos"). The various license agreements we have with Naxos terminate upon the expiration of the copyright of the music that is held by Naxos, or upon our discontinuation of the product line. We also pay royalties to other parties for selected songs that were chosen for inclusion in our products.

         Also as discussed above, we have entered into licensing agreements to develop, manufacture and distribute music CDs in association with the licenses Guess How Much I Love You, Rainbow Fish, Curious George, Paddington Bear, Raggedy Ann and Andy, The Snowman, Spot, Beatrix Potter, My Little Pony, Little Tikes and Tonka. These agreements call for a royalty to be paid on all related music sales. Ownership of the music we create for these products becomes the property of the licensor.


SUPPLIERS AND COMPLIANCE WITH ENVIRONMENTAL LAWS

         We are able to obtain our CDs, videos and DVDs from a variety of suppliers. These items are readily available, and we would not expect our production to be seriously affected by the failure of any one supplier. We are not aware of any environmental laws that affect our business.

INTERNET BUSINESS

         Consumers who visit our retail website at www.geniusproducts.com can purchase our music and video products directly from us. We are also creating a business-to-business section that will allow smaller independent retailers to order our products for resale in their stores. We believe that a continued Internet presence is desirable in that it aids in consumer sales, business-to-business sales and name recognition and, in doing so, assists our retail business.

COMPETITION

         The retail and Internet markets for entertainment products, including cassettes, CDs, videos and DVDs, are highly competitive. We face significant competition with respect to the number of products currently available, pricing and in securing distribution at retail outlets. The costs of entry into the retail and Internet markets for competitive products are low, and there are no significant barriers to entry. There are many companies who could introduce directly competitive products in the short term that have established brand names, are better funded, have established distribution channels, and have greater resources than us.

         These established companies include Disney, Fox, Paramount, Sony, Time-Warner, Lionsgate and more. Within the category of children's music, established competitors include Disney, Kid Rhino, Madacy, Music for Little People, St. Clair, Direct Source, Twin Sisters, Great American Audio, Razor & Tie and more. Within the category of videos for children, established competitors include the Baby Einstein and Winnie-the-Pooh series by Disney Home Video, Barney series by Lyrick Studios, Dr. Seuss series by Fox Home Entertainment, Little Bear series by Paramount Home Video, Paddington Bear series by Time-Life, Sesame Street series by Sony Wonder, Teletubbies and Boohbah series by PBS Home Video/Warner, Madeleine, The Jungle Book, The Little Mermaid, Fisher Price, Leapfrog, Brainy Baby and So Smart.

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

RISKS RELATED TO OUR BUSINESS:

WE HAVE A HISTORY OF SIGNIFICANT LOSSES, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

         We have incurred operating losses in every quarter since we commenced operations. As of December 31, 2004, we had an accumulated deficit of approximately $21.6 million. Our net loss for the year ended December 31, 2004 was approximately $6 million; our net loss for December 31, 2003, was approximately $2.7 million; our net loss for the year ended December 31, 2002, was approximately $2.8 million; and our net loss for the year ended December 31, 2001, was approximately $2.4 million. We expect to continue to devote substantial resources to acquire additional licenses, to develop additional proprietary DVD and VHS products, and continue our sales and marketing activities, including our branding efforts. As a result, our operating losses may increase. Our continued operational loss may have a material adverse effect upon the value of our common stock and may jeopardize our ability to continue our operations.

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

IF WE CANNOT INTEGRATE THE BUSINESS OF COMPANIES OR PRODUCTS WE ACQUIRE, OUR BUSINESS MAY SUFFER.

         We recently completed the acquisition of American Vantage Media, and may conduct further acquisitions in the future. The integration of these acquisitions into our business requires significant management attention and may require the further expansion of our existing employee base. In order to manage our acquisitions effectively, we must maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees. Our acquisitions have expanded our product offerings, operations and number of employees. Our future success will also depend in part on our ability to retain or hire qualified employees to operate our expanding businesses efficiently. If we cannot integrate our acquisitions successfully, these changes and acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

THE LOSS OF ANY OF OUR MAJOR CUSTOMERS COULD HARM US.

         In 2004, our two largest customers, Target Corporation and Dollar Tree Stores, Inc., accounted for 27% and 26% of our net revenues, respectively. In 2003, our two largest customers accounted for 36% and 18% of our net revenues, respectively. At December 31, 2004, one customer accounted for 28% of accounts receivable. The loss of any of these significant customers could have a material adverse effect upon the value of our common stock and our business, operations and financial condition.


WE ARE DEPENDENT UPON KEY PERSONNEL.

         We are dependent on our executive officers, the loss of whom would have an adverse effect on us. While we have employment agreements with our executive officers, unforeseen circumstances could cause these persons to no longer be available to render their services to us. If we are unable to retain a skilled management team, it would have a material adverse effect upon the value of our common stock and our business, operations and financial condition. Under the terms of employment agreements with our executives, certain payments amounting to an aggregate maximum of approximately $1,110,500 could become due that might have a material adverse effect upon our liquidity and results of operations. Payments would be due if we have a change of control and our executives are terminated without cause. If an executive dies or is terminated without cause, severance pay averaging up to $206,250 per executive would be due.

WE MAY HAVE TO REPURCHASE SOME OF OUR OUTSTANDING COMMON STOCK AT PRICES HIGHER THAN CURRENT MARKET PRICES.

         During the period 1997 through 1999, we issued shares in Arizona, Pennsylvania and Washington, for which no share registration filings were made under the securities laws of those states and for which exemptions or preemptions from registration may be unavailable. In order to comply with the laws of those states, we have voluntarily offered (in Arizona and Pennsylvania) and may offer (in Washington) to repurchase all such shares from investors who originally acquired them from us and who were residents in those states at the time of purchase. Each investor who accepts the offer received, or will receive, the price per share they originally paid, plus interest where applicable, accrued from the date of initial purchase to the date of repurchase.

         We previously estimated the potential cost to us of conducting this repurchase to be approximately $500,000 for the approximately 70,000 shares subject to repurchase (adjusted for the reverse stock split of April 10, 2001). Without an offer to repurchase the shares, we believe there was a greater risk that the shareholders involved would seek to exercise certain rights as creditors or seek to enforce claims for breach of contract, or file complaints with the applicable securities regulatory bodies. Such governmental bodies could have taken various actions against us requiring us to conduct these repurchase offers. In addition, interest would continue to accrue on the outstanding amounts owed to shareholders in Arizona, Pennsylvania and Washington at annual rates of 10%, 6% and 8%, respectively.

         The legal effect of our rescission offers is uncertain. Federal and most state securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered or qualified as required or was not otherwise exempt from such registration or qualification requirements. To the extent these securities laws claims are not barred and are brought against us by current or former holders of our securities, they could result in judgments for damages. If any of the offerees reject our rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of the common stock sold to them plus any statutory interest we may be required to pay. In addition, the rescission offer will not prevent regulators from pursuing enforcement actions or imposing penalties and fines against us with respect to any violations of securities laws.

         As described in more detail in "Legal Proceedings", on September 23, 1999, the Securities Administrator of the State of Washington filed a Summary Order to Cease and Desist against us with the State of Washington Department of Financial Institutions Securities Division. The relief sought is that we cease and desist from violations of certain sections of the Securities Act of Washington. We are currently in discussions with the Securities Administrator to resolve all claims based on the allegations set forth in the Summary Order to Cease and Desist. We anticipate that any resolution of this matter with the Securities Administrator would include our making an offer to repurchase these securities for the amount paid for them, plus interest thereon from the date of purchase. We believe that because the price of our common stock is significantly lower than the original purchase price paid by affected shareholders, they would be likely to accept repurchase offers. If the Securities Administrator requires us to enter into an administrative order to resolve this matter, it may affect our business or our ability to raise capital in the State of Washington and those states where having an outstanding administrative order may result in the loss of certain available exemptions from registration of securities.

         We made voluntary rescission offers in Arizona and Pennsylvania, including an interest payment from the date of purchase at an annual rate of 10% and 6%, respectively, on the stock purchase price. We have paid a total of $117,362 to date to investors accepting the rescission offer in those states. We have accrued a liability of $395,172 as of December 31, 2004, representing the amount of stock purchased and accrued interest for Washington investors, including interest at an annual rate of 8%, and for one investor in Pennsylvania whose rescission offer is still pending.

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

OUR 2004 REVENUES WERE PRIMARILY DRIVEN BY SALES OF VALUE PRODUCTS.

         A majority of our 2004 revenue was generated from the sale of value-priced DVDs. This is the most competitive segment of the industry and we anticipate extreme competition in 2005. We are launching new lines of branded DVDs in 2005 including Bazooka, National Lampoon, Sundance Channel Home Entertainment, and Ifilm. There is no guarantee the new lines will sell through at retail at the level contemplated in our plan.

A MAJORITY OF THE CONTENT SOLD IN OUR CLASSIC CONTENT SEGMENT IS PUBLIC DOMAIN.

         Public domain content is easily accessible and many of our competitors release the exact same title at retail. Not all content that is believed to be in the public domain is in the public domain, and rights holders may require us to cease and desist the sale of content and/or pay them royalties. There is also the risk of significant royalties and penalties owed to the rights holders if we sell content believed to be in the public domain and later find out it is not.

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

WE MAY BE SUBJECT TO COPYRIGHT OR TRADEMARK INFRINGEMENT CLAIMS.

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

WE MAY NOT BE ABLE TO UTILIZE OUR NET OPERATING LOSS.

         During the years ended 1997 through 2004, we incurred losses resulting in a net operating loss carry-forward as of December 31, 2004, of $14,516,000 and $8,358,000 for federal and state income tax purposes, respectively. The federal and state net operating losses begin to expire in 2011 and 2004, respectively. Because we anticipate significant expenditures with respect to implementing our business plan, there is a risk that we will be unable to make enough profits, if any, during the net operating loss carry-forward period to realize the deferred income tax asset.


RISKS RELATED TO OUR COMMON STOCK:

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND MAY EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING OUR COMMON STOCK.

         Because of the limited trading market for our common stock, and because of the significant price volatility, stockholders may not be able to sell their shares of common stock when they desire to do so. In 2003, our stock price ranged from a high of $2.45 to a low of $0.72, and in 2004, our stock price ranged from a high of $2.95 to a low of $1.15. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of such illiquidity and the price for our common stock may suffer greater declines due to its price volatility.

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

WE WILL INCUR CERTAIN EXPENSES IN CONNECTION THE REGISTRATION OF OUR COMMON
STOCK.

         We are required to pay the fees and expenses incurred by us incident to the registration of the shares pursuant to certain registration rights agreements. We have also agreed to indemnify certain shareholders who have registration rights against losses, claims, damages and liabilities arising out of or relating to any misstatements or omissions in our registration statements or prospectuses, including liabilities under the Securities Act.

EMPLOYEES

         We currently have thirty three full-time employees and eight part-time employees, however we expect to add employees as driven by the acquisition of AVCS (see subsequent events footnote 14 to the financial statements). None of our employees are represented by an organized labor union. We believe our relationship with our employees is good, and we have never experienced an employee-related work stoppage. We will need to hire and retain highly-qualified management personnel in order to execute our business plan. No assurance can be given that we will be able to locate and hire such personnel, or that, if hired, we will continue to be able to pay the higher salaries necessary to retain such skilled employees. In 2002, we entered into employment agreements with our executive officers that were originally for a three-year term and provided for stock options, employee benefits and severance pay in case of termination without cause of between 12 and 24 months' salary. In 2003, these agreements were amended to increase the term for an additional year, for salary increases and for additional stock options. In 2004, we entered into additional employment agreements with new executive officers that provide for stock options, employee benefits and severance pay in case of termination without cause of up to six months' salary. Under the terms of employment agreements with our executives, certain payments amounting to an aggregate maximum of approximately $1,110,500 could become due that might have a material adverse effect upon our liquidity and results of operations. Payments would be due if we have a change of control and our executives are terminated without cause. If an executive dies or is terminated without cause, severance pay averaging up to $206,250 per executive would be due.


ITEM 2.  DESCRIPTION OF PROPERTY

         In November 2003, we entered into a sublease agreement for a 5,603 square foot facility located in Solana Beach, California, which we use as our principal executive offices. This sublease is for a five-year term which commenced in January 2004. Our monthly rent for this space is as follows:

       MONTH OF TERM                                                     AMOUNT
       -------------                                                    --------
       1-12....................................................         $11,206
       13-24...................................................         $11,598
       25-36...................................................         $12,001
       37-48...................................................         $12,421
       49-60...................................................         $12,856

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

         Also on December 31, 2003, we entered into a sublease arrangement with Ekelund Properties, LLC, a related party, under which we rent sales offices (approximately 1,300 square feet) in Excelsior, Minnesota, for a monthly rent of $1,200. This lease has subsequently been terminated.

         On October 15, 2004, we entered into a sublease agreement for a 1670 square foot facility located in Bentonville, Arkansas. This sublease has a term of 5 years and expires in October of 2009. The monthly rent for this facility is $1,879 with an annual increase of 3 percent.

         We believe that these facilities are adequate for the immediate future. However, as we have recently completed a major acquisition, we will be reviewing our space needs as a part of the integration process and may likely keep an office in New York City.

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, we are not a party to any legal or administrative proceedings, other than routine litigation incidental to our business that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

WELLSPRING MATTER

         On March 21, 2005, we completed our acquisition of American Vantage Media Corporation and its subsidiary, Wellspring Media, Inc. ("Wellspring"). On or about March 14, 2005, a complaint was filed in U.S. Bankruptcy Court for the District of Delaware against Wellspring requesting a judgment in excess of $3,000,000. The complaint was filed by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate ("Winstar"). The details of this matter are discussed below.

         In September 2001 (prior to the acquisition of Wellspring by American Vantage Media), Winstar (or its predecessor) sold a subsidiary, Winstar TV & Video ("TV & Video"), to Wellspring in exchange for $2,000,000 in cash and a promissory note in the amount of $3,000,000. The merger agreement provided that in the event the working capital of TV & Video was determined to be less than $3,000,000 at the closing of the merger, the sole remedy of Wellspring was a reduction in the principal amount of the promissory note by the difference between $3,000,000 and the actual amount of the working capital. The accountants for Wellspring determined that at the time of the closing of the merger, TV & Video had a working capital deficit. Based upon this determination and the provisions of the merger agreement, Wellspring determined that the amount due under the promissory note should be reduced to zero, and as a result no payment was made. On November 30, 2001, Wellspring informed Winstar of its determination regarding the working capital deficit, and Winstar subsequently advised Wellspring that it disputed the determination. Since 2001, Wellspring and Winstar have engaged in discussions in an effort to settle the dispute over the working capital calculation, but no settlement has been reached.

         Genius Products has not been involved in these matters until only recently, and so has not had an opportunity to evaluate the merits of Winstar's claims or determine whether Wellspring has meritorious defenses. However, we believe that, if an adverse judgment against Wellspring occurs or an adverse settlement is reached, our subsidiaries Wellspring and American Vantage Media will be entitled to full indemnification against any such losses by the initial owners of Wellspring (prior to American Vantage Media), and Genius Products will be entitled to indemnification by American Vantage Companies. However, if the outcome of this litigation is adverse to us and we are required to pay significant monetary damages that are not indemnified by others, our financial condition and results of operations will likely be materially and adversely affected.

SECURITIES MATTERS

         During the period 1997 through 1999, we issued approximately 70,000 shares in Arizona, Pennsylvania and Washington, for which no share registration filings were made under the securities laws of those states and for which exemptions from registration appear to be unavailable. We made voluntary rescission offers in Arizona and Pennsylvania, including an interest payment from the date of purchase at an annual rate of 10% and 6%, respectively, on the stock purchase price. We have paid a total of $117,362 to date to investors accepting the rescission offer in those states.

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

         We anticipate that any resolution of this matter with the Securities Administrator would include our making an offer to repurchase these securities for the amount paid for them, plus interest thereon from the date of purchase at an annual rate of 8%. A total of approximately $264,000 of our shares of common stock was sold in the State of Washington. We have accrued a liability of $395,172 as of December 31, 2004, representing the amount of stock purchased and accrued interest for Washington investors and for one investor in Pennsylvania whose rescission offer is still pending. We believe that because the price of our common stock is significantly lower than the original purchase price paid by affected shareholders, they are likely to accept repurchase offers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of shareholders was held on October 25, 2004. Of the 25,193,312 shares eligible to vote, 14,340,477 appeared by proxy and established a quorum for the meeting. Items 1-3 listed in the table below were approved by a majority of the shareholders appearing at the meeting. The meeting was adjourned as to Item 4 to receive and tabulate additional votes. The meeting was reconvened on November 17, 2004, and Item 4 was approved by a majority of all shareholders eligible to vote.

                                                      VOTES FOR    VOTES AGAINST   VOTES WITHHELD   NOT VOTED
                                                      ---------    -------------   --------------   ---------
1.     Election of Directors
       Alexander L. Cappello                          14,333,839       3,000           3,638
       Klaus Moeller                                  14,333,839       3,000           3,638
       Michael J. Koss                                14,333,839                       3,638
       Charles H. Rivkin                              14,333,839                       3,638
       Peter H. Schlessel                             14,333,839                       3,638

2.     Adoption of the 2004 Stock Incentive Plan       4,846,988     377,068         251,675        8,864,746

3.     Amendment to the Company's Articles of         13,814,781     515,071          10,625
       Incorporation to Increase the Number of
       Authorized Shares of Common Stock from
       50,000,000 to 100,000,000 Shares

4.     Reincorporation of the Company from the        12,918,004       1,350          15,750        8,864,746
       State of Nevada to the State of Delaware

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our stock trades on the over-the-counter bulletin board (OTCBB) under the symbol "GNPI". The market represented by the OTCBB is extremely limited and the price for our common stock quoted on the OTCBB is not necessarily a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



                   YEAR                   PERIOD              HIGH           LOW
             ----------------         --------------          ----          ----
             Fiscal Year 2003         First Quarter           1.18          0.76
                                      Second Quarter          1.26          0.72
                                      Third Quarter           1.85          1.01
                                      Fourth Quarter          2.45          1.20
             Fiscal Year 2004         First Quarter           2.95          1.95
                                      Second Quarter          2.40          1.45
                                      Third Quarter           2.00          1.15
                                      Fourth Quarter          1.94          1.34

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

SHAREHOLDERS

         As of March 18, 2005, we had approximately 31,747,499 shares of common stock issued and outstanding which were held by approximately 389 shareholders of record, including the holders that have their shares held in a depository trust in "street" name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Salt Lake City, Utah 84117.


EQUITY COMPENSATION PLANS


         The following table provides information concerning the Company's equity compensation plans as of December 31, 2004.

                                                  NUMBER OF SECURITIES  WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                                                           TO           EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                                                     BE ISSUED UPON        OUTSTANDING         FUTURE ISSUANCE UNDER
                                                        EXERCISE        OPTIONS, WARRANTS       EQUITY COMPENSATION
                                                     OF OUTSTANDING        AND RIGHTS            PLANS (EXCLUDING
                                                        OPTIONS,               (b)            SECURITIES REFLECTED IN
                                                   WARRANTS AND RIGHTS                              COLUMN (a))
                                                           (a)                                          (c)
Equity compensation plans approved by security         22,711,748            $1.86                  2,381,902
holders
Equity compensation plans not approved by                   0                  0                        0
security holders
       Total                                           22,711,748            $1.86                  2,381,902

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

         None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Relating to Our Business," "Description of Business" and elsewhere in this document. See "Forward-Looking Statements".

         We are an entertainment company that produces, publishes and distributes films, videos and music on digital video discs ("DVDs"), videos ("VHS") and compact discs ("CDs") under a variety of branded and non-branded names. Our products are sold at retail outlets nationwide, and, to a lesser extent, internationally, either through distributors or through retailers that we sell to directly. We also sell our products through various websites on the Internet, including our own, www.geniusproducts.com. Our current business includes revenues from three major sources, as follows:

         o Sales of branded proprietary and licensed DVDs and VHS (82.6% of gross revenues for 2004);
         o Sales of branded proprietary and licensed music audio CDs and cassettes (15.2% of gross revenues for 2004); and
         o Sales of non-branded DVDs and music CDs (2.2% of gross revenues for 2004).

         Revenues from royalties, licensing and other revenue were not significant in 2004 as we have terminated our distribution agreement with Warner Home Video and discontinued sales of jewelry in fourth quarter 2004.

         Consistent with other retail product distributors, we experience some degree of sales seasonality. Our second quarter (period ending June 30) is typically the lowest sales period and our fourth quarter the highest. However we have grown significantly over the past few quarters, and therefore our changes in revenues may not track industry seasonality norms. In addition, we will be placing a higher focus on our branded and proprietary business and less of a focus on value-priced products. This transition may affect future quarterly results.

         We do not report our different products as segments because we do not allocate our resources among products nor to we measure performance by product. Finally, we do not maintain discrete financial information regarding product lines. Our chief operating decision maker receives financial information taken as a whole. Due to our size and limited resources, our sales, marketing and product development efforts are performed by the same personnel who support all products. Our warehousing costs also reflect support of all products and cannot be distinguished among product lines. In addition, we do not report our retail operations, representing sales over the Internet, as a separate segment as they are immaterial, representing less than 1% of revenues. Our Internet presence is maintained primarily for advertising and brand recognition purposes.

         On March 2, 2005, the Company entered into a Securities Purchase Agreement with certain institutional investors related to the private placement of 6,518,987 shares of its common stock, par value $0.0001 per share, and five-year warrants to purchase 1,303,797 shares of Common Stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The transaction closed on March 3, 2005 and the Company realized gross proceeds of $10.3 million from the financing, before deducting commissions and other expenses. The Company is obligated to register the shares of Common Stock issued in the private placement for resale on a registration statement to be filed within 60 days after the closing. The Company will use its best efforts to cause the registration statement to become effective within 120 days of the date of the Securities Purchase Agreement (165 days if the SEC chooses to review the registration statement). Failure to file a registration statement or for it to become effective within the required timeframes will result in the payment of liquidated damages to the purchasers.

CRITICAL ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE. The allowance for doubtful accounts and provision for sales returns includes management's estimate of the amount expected to be lost or returned on specific accounts and for losses or returns on other as yet unidentified accounts included in accounts receivable. In estimating the allowance component for unidentified losses and returns, management relies on historical experience and takes into account current information obtained from retailers including retail sell-through data and retail inventory data as available. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

INVENTORIES. Inventories consist of raw materials and finished goods and are valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed. In 2004, the Company recorded an inventory reserve of $474,358 across all product lines. There was no reserve taken for inventories in 2003.

LONG-LIVED ASSETS. Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets using the straight-line method. Music production masters are stated at cost net of accumulated amortization. Costs incurred for music production masters, including licenses to use certain classical compositions, royalties, and recording and design costs, are capitalized and amortized over a three or seven year period using the straight-line method from the time a title is initially released, consistent with the estimated timing of revenue for a title.

We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to direct operating expenses in accordance with Statement of Position 00-2, Accounting by Producers or Distributors of Films, using the individual film forecast method over a period of 10 years. Costs are stated at the lower of unamortized film costs or estimated fair value. Films classified as part of a library have an initial release date of more than three years prior to acquisition. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of the unamortized costs of the library to its estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

Patents and trademarks covering a number of the Company's products are being amortized on a straight-line basis over 5 to 17 years.

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

REVENUE RECOGNITION. Revenues are recorded upon the shipment of goods. Costs of sales and an allowance for returns are also recorded at the time of shipment. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation is performed quarterly. Sales made under consignment or guaranteed sales arrangements are not recognized as net revenue until such time that cash is received for the sale and release of return liability is confirmed by the customer.

INCOME TAXES. Deferred taxes are accounted for using an asset and liability approach, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RESULTS OF OPERATIONS FOR 2004 COMPARED TO 2003

         DVD and VHS revenues for our fiscal year ended December 31, 2004 were composed primarily of sales of our non-branded movies and television shows distributed on DVD and to a lessor extent AMC, TV GUIDE and Hollywood Classic branded classic movies and television shows. DVD and VHS revenues were $15,967,711 during 2004, as compared to $876,285 during 2003. This large increase of 1722% was due primarily to our launch during 2004 of non-branded classic movie and television shows on DVD and VHS, which accounted for $11,096,371 of the increase in 2004 revenues. The remaining increase of $3,995,055 was attributable primarily to sales of branded content on DVD and VHS during 2004.

         Audio revenues for fiscal 2004 were composed of Baby Genius, Kid Genius, licensed music CDs, Interactive music programs and a Value music product sold at an entry level price point at retail. Audio revenues increased $797,141 or 37% in 2004 to $2,946,237, compared to $2,149,096 in 2003. The increase in audio revenues was the result of increased sales of licensed music products and the introduction of the Interactive and Value audio products in 2004. The increases were slightly offset by a decline in sales of Baby Genius and Kid Genius audio products.

         Royalties, licensing and other revenues are composed of royalties from our prior agreement with Warner Home Video, licensing fees from the license of our Baby Genius brand name, Zoo Babies and other plush gift products. Royalties, licensing and other revenues were $420,299 in 2004 compared to $456,110 in 2003, a decrease of $35,811, or 8%, primarily due to reductions in royalties and licensing revenue.

         Total gross revenues increased $15,852,756, or 455%, during 2004, to $19,334,247, as compared to $3,481,491 in 2003 due primarily to increased sales of the new DVD products as discussed above. During 2004, two customers each accounted for more than 10% of sales during the period, and in total represented 53% of gross revenues for the year.

         Sales returns, discounts and allowances increased $2,291,330, or 555%, to $2,704,315 or 14% of gross revenues in 2004, as compared to $412,985 or 12% of gross revenues in 2003. The provision for sales returns, discounts and allowances in the 2004 period were affected by a change in product mix, customer mix, and the significant increase in sales volume.

         Net revenues increased by $13,561,426, or 442%, to $16,629,932 for 2004, from $3,068,506 for 2003, due primarily to the increase in sales of our new DVD products as discussed above.

         Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, amortization of production masters, and royalties paid on sales of licensed products. For analytical purposes we review amortization of production masters as a stand-alone cost element and discuss the aggregate cost of producing, packaging, and shipping of the audio, DVD, and royalty, licensing and other products.

         Audio cost of sales in 2004 was 40% of audio revenues, as compared to 50% in 2003. This improvement was due to increased sales of higher margin licensed music, and a shift of sales from third-party distribution to our direct sales force. DVD and VHS cost of sales in 2004 was 71.7% of DVD and VHS revenues, as compared to 53.2% for 2003. 2004 DVD product mix was heavily skewed towards our lower margin, value-priced DVDs, as compared to 2003. Costs of revenues were 77.4% for royalty, licensing and other revenues in 2004 as compared to 56.9% in 2003. This increase is due to a change in product mix, as high margin licensing revenues decreased as compared to 2003.

         Amortization of production masters increased $476,911, or 233%, to $681,404 for 2004 as compared to $204,493 for 2003. We currently anticipate that product development amortization expenses will continue to increase as capitalized product development costs are amortized at the same ratio as expected DVD library revenues.

         We took a $474,358 charge to cost of sales in the fourth quarter of 2004 to establish an inventory reserve for obsolete product. This was deemed necessary as the product strategy for fiscal 2005 will evolve given the acquisition of the Wellspring library (see subsequent events, Note 14).

         Warehouse expenses increased by $115,843, or 84%, to $253,864 in 2004 as compared to $138,021 in 2003, as increased sales and inventory levels resulted in higher freight-in and warehouse operations costs. However, warehouse expenses as a percentage of gross sales decreased from 4.0% in 2003 to 1.3% in 2004.

         Sales and marketing expenses increased by $1,145,925, or 112%, to $2,166,785 in 2004 as compared to $1,020,860 in 2003. This increase was due primarily to increased personnel costs and variable commissions payable to an outside sales representative. Sales and marketing expense as a percentage of net revenues decreased from 33.3% in 2003 to 13.0% in 2004.

         Product development expenses increased by $528,056, or 123%, to $956,521 in 2004 as compared to $428,465 in 2003. The increase is attributed to increased personnel and consulting costs as related to the new product releases in 2004. Product development expense as a percentage of net revenues decreased from 14% in 2003 to 5.7% in 2004.

         General and administrative expenses increased by $3,025,896, or 145%, to $5,107,547 in 2004 as compared to $2,081,651 in 2003. The increase was primarily due to bonuses paid to executives and staff in the first quarter of 2004, hiring of additional executive and clerical personnel, the costs of stock options and warrants granted to non-employees, professional fees, and outside services. The cost of warrants granted to non-employees was $1,339,412 in 2004, as compared to $430,655 recorded in 2003. This increase was the result of the recognition of $872,154 of consulting services for one party in 2004. General and administrative expense as a percentage of net revenues decreased from 67.8% in 2003 to 30.7% in 2004.

         Interest expense for 2004 was $542,451, compared to $144,021 for 2003, due to interest and amortization of the discount on notes issued in the fourth quarter of 2003. The notes had a maturity date of December 2004 and have been repaid.

         The net loss for 2004 of $6,046,168 was $3,303,492 greater than the net loss of $2,742,676 for 2003 primarily as the result of investments in personnel, DVD content and other infrastructure which added cost to our operations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the year ended December 31, 2004 was $4,980,442, primarily due to the net loss and increases in working capital (accounts receivable and inventories) and development of production masters. For the year ended December 31, 2003, net cash used in operations was $3,638,554 driven primarily by the net loss and increases in prepaid expenses, working capital (accounts receivable, inventories) and development of production masters.

         Net cash used in investing activities in the year ended December 31, 2004, was $198,660, attributed to investment in computer equipment. For the year ended December 31, 2003, net cash used in investing activities was $56,265, which was the result of completion of leasehold improvements in the corporate office and payment for trademarks.

         Cash flows from financing activities of $5,461,651 in the year ending December 31, 2004, were primarily from the sale of our common stock in a private placement in March 2004 and the exercise of options, offset by the repayment of notes payable of $1,150,000. In 2003 the sale of our common stock of $2,618,170 in a private placement, as well as the proceeds from notes issued in the amount of $1,150,000, accounted for the increase in cash flows from financing activities.

         At December 31, 2004, we had cash balances of $1,223,881 and net accounts receivable of $3,615,073. Subsequent to year end, in March of 2005, we raised approximately $10.3 million in gross proceeds pursuant to a private equity placement. We feel that we have sufficient liquidity to fund our operations through the remainder of 2005, however we will consider additional issuance of equity and debt financing to fund future growth opportunities. Although we believe that our expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2005, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

CONTRACTUAL OBLIGATIONS

         The following table summarizes contractual obligations due in the next five years.

                     LEASE         EMPLOYMENT        FALCON ROYALTY
                  OBLIGATIONS      AGREEMENT            AGREEMENT       TOTAL
              ------------------------------------------------------------------
         2005       $198,792       $1,021,250            $640,000    $1,860,042
         2006       $205,588       $       --            $370,000      $575,588
         2007       $210,025       $       --            $     --      $210,025
         2008       $180,443       $       --            $     --      $180,443
         2009        $18,446       $       --            $     --       $18,446
              ------------------------------------------------------------------
                    $813,294       $1,021,250          $1,010,000    $2,844,544
              ==================================================================


SUBSEQUENT EVENTS

         See Note 14 to our Financial Statements for a discussion of subsequent events.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Genius Products, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Genius Products, Inc. and Subsidiary (the "Company") as of December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity, and cash flows of the Company for the year ended
December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                    /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 19, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Genius Products, Inc.
Solana Beach, California

We have audited the consolidated balance sheet of Genius Products, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genius Products, Inc. and subsidiary as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Los Angeles, California
February 24, 2005

GENIUS PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

                                                               December 31, 2004
                                                               -----------------
                      ASSETS

Current assets:
Cash and equivalents                                               $  1,223,881
Accounts receivable, net of allowance for doubtful accounts
and sales returns of $1,542,805                                       3,615,073
Inventories, net of obsolescence allowance $474,358                   3,473,483
Prepaid royalties                                                     1,042,120
Prepaid expenses                                                        312,046
                                                                   ------------

Total current assets                                                  9,666,603

Property and equipment, net of accumulated
depreciation of $215,194                                                264,989
Production masters, net of accumulated
amortization of $805,891                                              2,825,426
Deposits and other                                                      239,148
                                                                   -------------

                                                                   $ 12,996,166
                                                                   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                   $  7,329,218
Accrued payroll and related expenses                                    259,366
Debentures payable                                                       50,750
Accrued expenses                                                        229,800
Redeemable common stock                                                 395,172
Payable on terminated contract                                          300,000
                                                                   ------------

Total current liabilities                                             8,564,306

Commitments and contingencies                                                --

Stockholders' equity
      Preferred stock, $.001 par value; 10,000,000                           --
      shares authorized; 0 shares outstanding
      Common stock, $.001 par value;                                     25,209
      50,000,000 shares authorized; 25,208,512
      shares outstanding
Additional paid-in capital                                           25,984,012
Accumulated deficit                                                 (21,577,361)
                                                                   -------------

Total stockholders' equity                                            4,431,860
                                                                   -------------

                                                                   $ 12,996,166
                                                                   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       YEAR ENDED DECEMBER 31
                                                   -----------------------------
                                                       2004            2003
                                                   -----------------------------
Revenues:
        Audio                                      $  2,946,237    $  2,149,096
        DVD and VHS                                  15,967,711         876,285
        Royalties, licensing and other                  420,299         456,110
                                                   -----------------------------
Gross revenues                                       19,334,247       3,481,491
        Sales returns, discounts and allowances      (2,704,315)       (412,985)
                                                   -----------------------------
            Net revenues                             16,629,932       3,068,506

Costs and expenses:
Cost of revenues:
          Audio                                       1,185,112       1,081,149
          DVD and VHS                                11,447,806         466,384
          Royalties, licensing and other                325,248         259,463
          Amortization of Production Masters            681,404         204,493
          Warehouse expenses                            253,864         138,021
                                                   -----------------------------
Total costs of revenues                              13,893,434       2,149,510

Operating expenses:
Product development                                     956,521         428,465
Sales and marketing                                   2,166,785       1,020,860
General and administrative                            5,107,547       2,081,651
                                                   -----------------------------

Total costs and expenses                             22,124,287       5,680,486

Loss from operations                                 (5,494,355)     (2,611,980)

Other income (expense)                                   (8,562)         14,125
Interest expense                                       (542,451)       (144,021)
                                                   -----------------------------

Loss before provision for income taxes               (6,045,368)     (2,741,876)

Provision for income taxes                                 (800)           (800)
                                                   -----------------------------

Net loss                                           $ (6,046,168)   $ (2,742,676)
                                                   =============================

Basic and diluted loss per common share:
Net loss per share                                 $      (0.25)   $      (0.16)
                                                   =============================

Basic and diluted weighted average common shares     23,826,584      17,574,405
                                                   =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                        Additional        Stock                           Total
                                                Common Stock             Paid-in       Subscription    Accumulated    Stockholders'
                                           Shares         Amount         Capital        Receivable       Deficit    Equity (Deficit)
                                       ------------    ------------    ------------    ------------    ------------    -------------
Balance, December 31, 2002               15,870,680    $     15,871    $ 16,471,864    $ (2,645,858)   $(12,788,517)   $  1,053,360
  Shares issued in private
    placement, net of offering costs      3,836,786           3,837       2,614,943              --              --       2,618,780
  Debt conversion                            10,000              10           9,990              --              --          10,000
  Shares issued for compensation            142,860             143          99,857              --              --         100,000
  Shares issued for services                217,847             217         174,283              --              --         174,500
  Exercise of stock options                 159,330             159         121,219              --              --         121,378
  Stock option costs                             --              --         430,655              --              --         430,655
  Shares issued for payment of
    DVD remastering costs                   350,000             350         349,650              --              --         350,000
  Shares issued for option to
    acquire the Falcon Picture Group         70,922              71          99,929              --              --         100,000
  Interest on subscriptions
    receivable                                   --              --         150,384        (150,384)             --              --
  Warrants issued with notes payable             --              --         506,557              --              --         506,557
  Net loss                                       --              --              --              --      (2,742,676)    (2,742,676)
                                       -------------   -------------   -------------   -------------   -------------   -------------
Balance, December 31, 2003               20,658,425          20,658      21,029,331      (2,796,676)    (15,531,193)      2,722,554
  Shares issued in private
    placement, net of offering costs      5,000,000           5,000       6,414,968              --              --       6,419,968
  Exercise of warrants for cash             217,500             218         136,808              --              --         137,026
  Cashless exercise of warrants             478,716             509            (509)             --              --               0
  Issue of warrants for services
    rendered or to be rendered                   --              --       1,339,412              --              --       1,339,412
  Shares issued for services rendered        57,994              28          62,772              --              --          62,800
  Exercise of options                       169,400             169         171,851              --              --         172,020
  Cancel shares issued for payment
    of DVD remastering costs               (350,000)           (350)       (349,650)             --              --       (350,000)
  Shares canceled/rescinded                 (12,226)            (12)             12              --              --               0
  Other adjustment                           (1,943)             (2)              2              --              --               0
  Payoff subscriptions receivable        (1,009,354)         (1,009)     (2,820,985)      2,796,676              --        (25,752)
  Net loss                                       --              --              --              --      (6,046,168)     6,046,168)
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 2004               25,208,512    $     25,209    $ 25,984,012    $         --    $(21,577,361)   $  4,431,860

                                       =============================================================================================


                         The accompanying notes are an integral part of these consolidated financial statements.

                                                               23

GENIUS PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                Year Ended December 31
                                                                                  2004          2003
                                                                              ---------------------------
Cash flows from operating activities
Net loss                                                                      $(6,046,168)   $(2,742,676)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization                                                     762,299        300,283
Change in allowance for doubtful accounts and provision for returns             1,360,208        112,597
Shares issued for services rendered                                                62,800        174,500
Warrants issued for services rendered or to be rendered                         1,339,412        430,655
Stock issued for the remastering of movies on DVD                                      --        350,000
Stock issued for compensation                                                          --        100,000
Interest expense on redeemable common stock                                        21,602         25,155
Amortization of discount on notes payable                                         419,923         86,634
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                            (3,653,284)    (1,147,870)
Inventories                                                                    (2,643,199)      (570,025)
Prepaid royalties                                                                (666,077)      (209,519)
Prepaid expenses and deposits                                                     195,055       (480,898)
Development of production masters                                              (2,320,582)      (945,063)
Increase (decrease) in:
Accounts payable                                                                5,897,604        849,542
Accrued payroll and related items                                                 193,594         21,613
Accrued expenses and other                                                         96,371          6,518
                                                                              ---------------------------
Net cash used in operating activities                                          (4,980,442)    (3,638,554)

Cash flows from investing activities
Patents and trademarks                                                             (3,380)       (32,424)
Purchase of property and equipment                                               (195,280)       (23,841)
                                                                              --------------------------

Net cash used in investing activities                                            (198,660)       (56,265)
                                                                              ---------------------------

Cash flows from financing activities:
Proceeds from notes payable                                                            --      1,150,000
Payments on notes payable                                                      (1,150,000)            --
Purchase of redeemable common stock                                              (117,362)            --
Proceeds from exercise of options and warrants                                    309,045        121,378
Proceeds from issuance of common stock, net of offering costs                   6,419,968      2,618,780
                                                                              ---------------------------

Net cash provided by financing activities                                       5,461,651      3,890,158

Net increase (decrease) in cash and equivalents                                   282,549        195,339

Cash at beginning of period                                                       941,332        745,993
                                                                              ---------------------------
Cash at end of period                                                         $ 1,223,881    $   941,332
                                                                              ===========================


              SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

During the years ended December 31, 2004 and 2003, the Company completed non-
cash transactions as follows:
Repayment of officer loans by return of common stock                          $    25,752    $        --
Repayment of notes receivable by return of common stock                       $ 2,796,676    $        --
Shares issued for notes receivable, including interest                        $        --    $   150,384
Issuance of common stock for an option to acquire the Falcon Picture Group    $        --    $   100,000
Conversion of debenture to common stock                                       $        --    $    10,000


        The accompanying notes are an integral part of these consolidated financial statements.


                                                       24

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                        Year Ended December 31
                                           2004          2003
                                        ----------------------
Cash paid for:
              Interest                    151,532         373
              Income taxes                    800         800

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF BUSINESS. We were incorporated in the State of Nevada on January 8, 1996 under the name Salutations, Inc. ("Salutations"). In September 1997, Salutations acquired all of the outstanding shares of a company called International Trade and Manufacturing Corporation ("ITM"), a Nevada corporation founded in 1992. Immediately after the acquisition, Salutations assumed all of the operations and businesses of ITM and changed its name to International Trading and Manufacturing Corporation ("ITMC"). In October 1999, we changed our name from International Trading and Manufacturing Corporation to Genius Products, Inc. to reflect our primary business of producing, publishing and distributing audio and video products. On March 2, 2005, Genius Products, Inc. changed its state of incorporation from the State of Nevada to the State of Delaware through a merger with a newly formed subsidiary in Delaware. The Company is engaged primarily in producing, publishing and distributing digital video discs ("DVDs"), videos ("VHS") and compact discs ("CDs"). Our products are marketed under both proprietary and licensed brands. We sell directly to major retailers and to third party distributors. We also sell our products through various websites on the Internet, including our own website at www.geniusproducts.com.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Genius Products, Inc., and its wholly owned subsidiary (Sanuk Corporation), which is inactive. All significant inter-company transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND EQUIVALENTS. For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

ACCOUNTS RECEIVABLE. The allowance for doubtful accounts and provision for sales returns includes management's estimate of the amount expected to be lost or returned on specific accounts and for losses or returns on other as yet unidentified accounts included in accounts receivable. In estimating the allowance component for unidentified losses and returns, management relies on historical experience and takes into account current information obtained from retailers including retail sell-through data and retail inventory data as available. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

CONCENTRATIONS OF CREDIT RISK. In 2004, two customers accounted for 27% and 26% of net revenues, respectively. At December 31, 2004, these customers comprised 28% and 9%, respectively, of accounts receivable before allowances. In 2003, two customers accounted for 36% and 18% of net revenues, respectively. At December 31, 2003, these two customers comprised 52% and 9%, respectively, of the accounts receivable before allowances. No other customers accounted for more than 10% of net revenues in fiscal years 2004 and 2003.

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

PREPAID EXPENSES. In September 2003, the Company executed an agreement with Falcon Pictures Group ("Falcon") to develop and distribute branded audio and video content, including distribution under the AMC, TV Guide and Twilight Zone brand names. As part of this agreement, which is discussed in Note 10, the Company issued 350,000 of its common shares at a value of $1.00 per share as a prepayment for DVD re-mastering. The shares were to be registered and sold by Falcon, thus reducing the cash payments required by the Company. The shares were never registered, and in January 2004, the shares were returned to the Company and cancelled. The costs of DVD re-mastering was subsequently paid in cash. The

$350,000 was included in prepaid expenses at December 31, 2003. The value of the prepaid DVD re-mastering at December 31, 2004 is $226,917. The Company also prepays certain royalty agreements for rights to distribute specific content or license specific brands. The prepayments are typically recoupable against future royalties payable and are reviewed quarterly for impairment.

INVENTORIES. Inventories consist of raw materials and finished goods and are valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed. In 2004, the Company recorded an inventory reserve of $474,358 across all product lines. There was no reserve taken for inventories in 2003.

LONG-LIVED ASSETS. Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method. Music production masters are stated at cost net of accumulated amortization. Costs incurred for music production masters, including licenses to use certain classical compositions, royalties, and recording and design costs, are capitalized and amortized over a three or seven year period using the straight-line method from the time a title is initially released, consistent with the estimated timing of revenue for a title.

We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to direct operating expenses in accordance with Statement of Position (`SOP") 00-2, "Accounting by Producers or Distributors of Films", using the individual film forecast method over a period of ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. Films classified as part of a library have an initial release date of more than three years prior to acquisition. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of the unamortized costs of the library to its estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition. The unamortized library costs at December 31, 2004 was $2,825,426. The Company estimates amortization expense for 2005 to be $932,391.

Patents and trademarks covering a number of the Company's products are being amortized on a straight-line basis over 5 to 17 years.

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and equivalents, accounts receivable, prepaid royalties, prepaid expenses, accounts payable, convertible debentures and accrued expenses approximate fair value.

STOCK-BASED COMPENSATION. The Company has elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123", and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations.


Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, as amended by SFAS No. 148, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                      Year Ended December 31,
                                                       2004             2003
                                                   -----------------------------

Net loss as reported                               $(6,046,168)     $(2,742,646)
        Compensation cost at fair value             (1,808,011)        (332,764)
                                                   -----------------------------
Pro forma net loss                                 $(7,854,179)     $(3,075,410)
                                                   =============================
Basic loss per share:
As reported                                        $     (0.25)     $     (0.16)
Pro forma                                          $     (0.33)     $     (0.18)
                                                   =============================

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 2004 and 2003: expected volatility of 20% and 50%, respectively; risk-free interest of 2.65% and 4.00%, respectively; expected life of 1 to 10 years and no expected dividends for both years. The weighted-average exercise price of outstanding stock options at December 31, 2004 and 2003 was $1.82 and $1.22, respectively. The weighted average remaining contractual life of outstanding options at December 31, 2004 and 2003 was 8.6 years and 10 years, respectively.

REVENUE RECOGNITION. Revenues are recorded upon the shipment of goods. Costs of sales and an allowance for returns are also recorded at the time of shipment. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation is performed quarterly. Sales made under consignment or guaranteed sales arrangements are not recognized as net revenue until such time that cash is received for the sale and release of return liability is confirmed by the customer.

ADVERTISING COSTS. Advertising costs, including the costs of placement of the Company's products with retailers, are expensed in the period in which the advertisement takes place. Advertising costs were $155,521 and $195,811 for the years ended December 31, 2004 and 2003 respectively.

INCOME TAXES. Deferred taxes are accounted for using an asset and liability approach, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOSS PER SHARE. Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. All potential common shares were anti-dilutive, and excluded from loss per share calculations.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

SFAS NO. 151. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

SFAS NO. 152. In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

SFAS NO. 153. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

SFAS NO. 123(R). In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.


NOTE 2. ADOPTION OF STATEMENT OF POSITION 00-2 ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS

Effective in 2004, the Company adopted SOP 00-2 to account for the amortization of costs associated with the acquisition of film libraries. As such, the costs of production and library acquisition is amortized consistent with the recognition of revenue generated by the library over a period of 10 years. The ultimate revenue and timing of the revenue stream for the film library is estimated and is the basis for the amortization of costs. Prior to this time, the Company amortized the costs associated with film libraries over a seven year period using straight-line depreciation. An analysis by management of the past film library amortization expense determined that there was no material change in the cumulative amortization expense incurred through the date of the change given the change in accounting principle. As such, there is no cumulative charge associated with the change in accounting principle. The unamortized library costs at December 31, 2004 was $2,825,426.

NOTE 3.  INVENTORY


                                                                    December 31,
                                                                       2004
                                                                    ------------

Raw materials                                                       $   349,231
Finished goods                                                        3,598,610
                                                                    ------------
                                                                    $ 3,947,841
Allowance for obsolescence                                             (474,358)
                                                                    ------------
                                                                    $ 3,473,483
                                                                    ============

NOTE 4.  PROPERTY AND EQUIPMENT

                                                                    December 31
                                                                        2004             USEFUL LIVES
                                                                    ------------

Computers and equipment                                             $   424,071          3 - 5 years
Furniture and fixtures                                                   33,746          3 - 7 years
Leasehold improvements                                                   22,365     Lesser of lease term
                                                                                        or useful life.
                                                                    ------------
                                                                        480,182
Accumulated depreciation and amortization                              (215,193)
                                                                    ------------
                                                                    $   264,989
                                                                    ============

         Depreciation expense for the years ended December 31, 2004 and 2003 were $71,253 and $52,842, respectively.


NOTE 5.  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

In the fourth quarter of 2003, the Company issued notes payable totaling $1,150,000 to private lenders. The notes bore interest at 10.5% and were due December 31, 2004. Interest was payable quarterly, beginning March 31, 2004. For the years ended December 31, 2004 and 2003, interest expense on the notes was $97,278 and $22,238, respectively. Each lender was also granted one warrant at $1.00 per share and one warrant at $3.00 per share for the Company's common stock for each dollar loaned. The discount allocated to the warrants was $506,557, calculated using the Black-Scholes Model, with weighted average assumptions: expected volatility 50%, risk free interest of 4.4%, expected life of two years and no dividends paid. The discount was amortized over the life of the notes. The notes have been paid in full as of December 31, 2004.


In 2001, the Company issued a convertible debenture for $50,750 to a shareholder in place of redeemable common stock. The debenture bears interest at 8%, was due March 31, 2002, and was convertible into common shares at $.50 per share; however, the conversion feature of this debenture has expired. Interest on the debenture was accrued through December 31, 2004. There was no beneficial conversion interest related to this debenture. The Company also issued a convertible debenture for $10,000 for cash in 2002, which required interest of 10.75% and was due February 28, 2004. This debenture was converted into common shares in February 2003 at $1.00 per share.

NOTE 6.  COMMON STOCK

PRIVATE PLACEMENT. On March 19, 2004, we completed a private placement offering of 100 units aggregating $7 million pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act. Proceeds net of cash commissions totaled approximately $6.4 million. Sands Brothers International Limited served as the selected dealer for the transaction. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. The fair value of the warrants at the time of issuance was $403,220 using the Black-Scholes valuation method with weighted average assumptions of expected volatility of 20%, risk free interest of 2.65%, expected life of five years and no expected dividends. Pursuant to the sales of the units we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock

(including those warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have filed a resale registration statement for the resale of the common stock and the common stock underlying the warrants.

During 2003, the Company issued 2,397,040 shares of its common stock at $.70 and 1,350,000 shares at $.72 pursuant to two private placements. Net proceeds were $2,618,780 from these offerings, after the payment of $31,140 and the issuance of 89,746 shares of common stock for finder's fees.

OTHER STOCK ISSUANCES. During 2003, we issued 217,847 shares to third-party consultants and service providers for a total of $174,500, 350,000 shares of common stock as a prepayment against the development of re-mastered DVDs (which were subsequently returned in January 2004) and 70,922 shares of common stock for an option to acquire Falcon Picture Group. Also during this time period, a debenture of $10,000 was converted through the issuance of 10,000 shares. Additionally, we issued shares to certain officers in payment of salaries. Five officers accepted 142,860 shares and 142,860 warrants as payment of $100,000 of 2003 salary. During 2004, we issued 57,994 shares to third-party consultants and service providers for a total of $102,800.

REDEEMABLE COMMON STOCK. During 1999, the Company reviewed certain aspects of its issuances of common stock and determined that during 1997, 1998 and through September 1999, it sold common stock in private placement transactions that may be subject to redemption. In 2002, 1,250 shares were redeemed and in 2001, 8,750 shares were exchanged for a convertible debenture of $50,750 bearing interest at 8%. The total number of shares subject to redemption at December 31, 2004 was 49,300. Accordingly, additional paid in capital has been reduced by $362,322 to reflect the cumulative amounts subject to redemption. In addition, accrued interest of $129,600, calculated at an annual rate of 8% on the unredeemed shares, is included in the total of $395,172 shown in the caption "redeemable common stock" in the accompanying balance sheet. Rescission offers were made for some of the redeemable common stock as described below.

RESCISSION OFFERS. We retired 12,226 common shares in 2004 after a repurchase of the redeemable common stock pursuant to rescission offers.

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

We anticipate that any resolution of this matter with the Securities Administrator would include our making an offer to repurchase these securities for the amount paid for them, plus interest thereon from the date of purchase at an annual rate of 8%. A total of approximately $264,000 of our shares of common stock was sold in the State of Washington. We have accrued a liability of $395,172 as of December 31, 2004, representing the amount of stock purchased and accrued interest for Washington investors and for one investor in Pennsylvania whose rescission offer is still pending. This accrued liability is captioned "redeemable common stock" in the accompanying balance sheet. We believe that because the price of our common stock is significantly lower than the original purchase price paid by affected shareholders, they are likely to accept repurchase offers.

OPTION AND WARRANT EXERCISES. In 2003, 159,330 options were exercised at prices of $.63 - $1.02, resulting in proceeds of $121,378. In 2004, 169,400 options were exercised at prices of $.80-$1.53 per share, resulting in proceeds of $172,020. In addition, 217,500 warrants were exercised at a price of $.63 per share, resulting in proceeds of $137,026. 478,716 shares of stock were issued in exchange for 1,436,148 warrants in a cashless exercise during the year.

NOTE 7.  STOCK OPTIONS AND WARRANTS

EMPLOYEES. The 2004 Stock Option Plan provides a total of 7,500,000 shares to be granted as either incentive stock options or nonqualified stock options to our employees, directors and consultants. The term of the awards may not be for more than ten years (or five years in the case of incentive stock options granted to any participant who owns stock representing more than 10% of the combined voting power of us or any parent or subsidiary of ours). During 2004, the Company granted options to its employees and directors to purchase a total of 5,775,080 shares of its common stock at exercise prices of $1.40 to $4.00 per share, which equaled or exceeded fair market value at the time the options were granted. During 2003, the Company granted options to its employees and directors to purchase a total of 2,652,617 shares of its common stock at exercise prices of $.78 to $1.98 per share, which also equaled or exceeded fair market value at the time the options were granted.

NON-EMPLOYEES. In 2004, the Company granted warrants to purchase a total of 4,667,432 shares of its common stock at exercise prices from $1.20 to $3.00 per share to individuals for services to be rendered and in relation to a private placement, resulting in the recognition of $1,339,412 of expense. During 2004, warrants for 217,500 shares were exercised for cash and 478,716 shares of stock were issued in exchange for 1,436,148 warrants in a cashless exercise. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees," the stock based compensation expense recorded in the Company's Statement of Operations for the year ended December 31, 2004, in the amount of $1,339,412, reflected the portion of the aggregate option value corresponding to the aggregate number of shares vested on the options through that date. As further portions of these options are earned in the future, the Company will recognize additional expense based on their then-current fair market value.

In 2003, the Company granted warrants to purchase a total of 4,416,471 shares of its common stock at exercise prices from $.70 to $1.40 per share to individuals for services rendered and in relation to the private placement, resulting in the recognition of $430,655 of expense. The expense recognized was estimated using the Black-Scholes model with the following weighted average assumptions for 2004 and 2003: expected volatility of 20% and 50%, respectively, risk free interest of 2.65% and 4.00%, respectively, expected life of 2 to 10 years and no expected dividends. The weighted average exercise price and the weighted average life on stock warrants at December 31, 2004 is $1.90 and 3.6 years, respectively. Also in 2003, the Company granted outstanding stock warrants to purchase 2,300,000 shares of its common stock at exercise prices of $1.00 and $3.00 per share in relation to the issuance of notes payable.

A summary of stock option and warrant activity follows:

                                                                       Weighted
                                                        Options and    Average
                                                          Warrants     Exercise
                                                        Outstanding     Price
                                                       -------------------------
December 31, 2002                                         5,774,542     $1.03
Granted                                                   9,369,088     $1.53
Exercised                                                  (159,330)    $0.76
Canceled                                                    (33,135)    $2.10
                                                       -------------
December 31, 2003                                        14,951,165     $1.35
Granted                                                   9,485,080     $2.52
Exercised                                                  (398,150)    $0.80
Canceled                                                 (1,326,347)    $1.05
                                                       -------------
December 31, 2004                                        22,711,748     $1.86
                                                       =============
Options and warrants exerciseable, December 31, 2004     15,677,341     $1.63
                                                       =============


The following information applies to all options and warrants outstanding at December 31, 2004:

                                Weighted                    Weighted
                                 average                      average
                                exercise       Options   exercise price
Options and       Average     price options      and       options and
 warrants        remaining    and warrants     warrants      warrants
outstanding     life (years)   outstanding   exercisable   exerciseable
------------------------------------------------------------------------
    5,065,945      4.2           $0.73       5,065,945       $0.73
   10,215,021      6.6           $1.58       7,303,114       $1.51
    7,191,032      6.9           $2.91       3,068,532       $3.05
      239,750      3.2           $6.40         239,750       $6.40
--------------                             ------------
   22,711,748                               15,677,341
==============                             ============


NOTE 8.  SUBSCRIPTIONS RECEIVABLE

On January 22, 2004, the officers' notes receivable held by Genius Products as subscriptions receivable were paid by tendering shares of Genius Products common stock pursuant to the terms of the notes. Klaus Moeller tendered 168,052 shares and Michael Meader tendered 168,052 shares to retire their loans. Larry Balaban and Howard Balaban tendered 170,405 shares and 174,883 shares, respectively, to retire their loans and other advances. The remaining subscriptions receivable were paid off with 327,962 shares tendered.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES. The Company leases certain facilities and computer equipment under non-cancelable operating leases. Rental expense for 2004 and 2003 was $150,208 and $149,865, respectively.

As of December 31, 2004, the future minimum annual rental commitments required under existing non-cancelable operating leases are as follow:

                              Non-
               Related        Related
               Party          Party        Total
               -------------------------------------
          2005     $36,000    $162,792     $198,792
          2006     $34,800    $170,788     $205,588
          2007     $34,800    $175,225     $210,025
          2008          $0    $180,443     $180,443
          2009          $0     $18,446      $18,446
               -------------------------------------
                  $105,600    $707,694     $813,294
               =====================================


EXECUTIVE EMPLOYMENT AGREEMENTS. In 2002, the Company entered into employment agreements with six of its executive officers and key employees. The agreements are for three-year terms and provide for stock options, employee benefits and severance pay for termination without cause of between 12 and 24 months' salary. In 2003, these agreements were amended to extend the term for an additional year, and to provide for salary increases and additional stock option awards. In 2004, we entered into an employment agreement with three new executive officers that provide for stock options, employee benefits and severance pay for termination without cause. The 2002 and 2004 agreements allow for the assignment of contract benefits to the employee's heirs in the event of an employee death within the contract term.

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


NOTE 10.  RELATED-PARTY TRANSACTIONS

FALCON PICTURE GROUP, LLC. On September 8, 2003, we executed a license agreement with Falcon Picture Group, LLC ("Falcon") for the exclusive rights to distribute a majority of its audio and video products worldwide, with AMC and TV Guide branded DVD movie and television collections and Twilight Zone branded audio collections in the U.S. and Canada. Carl Amari, a former member of our board of directors, is the CEO of Falcon. This agreement expires on July 1, 2006, with an automatic renewal for an additional three years if both parties are fulfilling their obligations under the agreement and calls for a royalty to be paid on the sales of the video and audio products. We have committed to pay a minimum annual royalty of $240,000 for brands including AMC and Twilight Zone, and a royalty of $325,000 for TV Guide over a three and one-half year term that commenced on December 22, 2003. In addition, the agreement calls for a minimum content purchase of $300,000 annually.

The agreement also provides a three-year option to acquire Falcon's assets for $3,600,000 (payable in cash or stock or a combination of cash and stock). As consideration for the option to purchase Falcon, we issued 70,922 shares of common stock with a market value of approximately $100,000. The stock value of $1.40 is based on the average of the closing market price of the common shares as of September 8, 2003, the date of issuance of such shares and the execution of the agreement, and July 1, 2003, the effective date of the agreement. The specific assets and liabilities of Falcon that would be acquired under this option will be negotiated by the parties at the time the acquisition is considered.

FACILITY LEASES. The Company leases its warehouse facility in Iowa from The Meader Family Limited Partnership which is affiliated with Michael Meader, the Company president. Lease payments in 2004 were $34,800 and $20,400 in 2003. The term of this lease is through 2007. The Company also leased sales offices in Minnesota from Ekelund Properties, which is affiliated with Julie Ekelund, Executive Vice President. Lease payments in 2004 were $14,400 and $7,200 in 2003 under this agreement. This lease expired in January 2005.

BRANDISSIMO!. The Company is currently negotiating a contract for future business with Brandissimo!, a business partially owned by an executive officer of the Company.

NOTES RECEIVABLE. In 2002, 3,507,700 options and warrants were exercised in exchange for notes receivable of $2,506,400. Of the total, 1,285,200 shares were issued for warrants that were previously issued in relation to loans, and 2,222,500 shares were issued for options previously granted to four officers and an employee. The 1,285,200 shares issued for warrants were issued for notes receivable totaling $728,400 to two related parties. Of the total, 660,000 shares were issued to S G Consulting, an entity controlled by Sean Goodchild, who was the owner of more than 5% of our common stock when these shares were included in his ownership. The balance of 625,200 shares were issued to Algarvida LDA, an entity that is controlled by Isabel Moeller, who is the sister of a Director, Klaus Moeller. The notes receivable bore interest at 6% annually, were repayable on January 3, 2004, and were secured by 1,285,200 shares of common stock. The notes receivable and the $289,408 of interest accrued are shown as subscriptions receivable at December 31, 2003. On January 22, 2004, the notes receivable and accrued interest of $298,082, along with certain advances to officers and accrued interest totaling $25,752, were paid in full by return of the Company's common stock in an amount equal to the total indebtedness.

SHARES ISSUED FOR COMPENSATION. In 2003, five officers accepted 142,860 shares and 142,860 warrants of the Company's common stock as payment of $100,000 of 2003 salary. The warrants have an exercise price of $1.40 and have a five year term.

INVESTMENT BANKING AND FINANCIAL ADVISORY SERVICES. Alexander L. Cappello is Chairman and CEO of Cappello Capital Corp., investment bankers. Bruce Pompan is Managing Director of Cappello Capital Corp. Both are Directors of the Company. We retained Cappello Capital Corp. to perform corporate finance advisory services for a two-year period commencing in March 2004. After the first 12 month term the agreement can be terminated with 30 days' advance notice. Cappello Capital Corporation has been granted 2,000,000 warrants with an exercise price of $2.50 and a term of ten years. As of December 31, 2004, we have paid $90,000 in compensation and $2,417 in reimbursement for expenses under the terms of our retainer agreement with Cappello Capital Corp.

NOTE 11. INCOME TAXES

Significant components of the provision for income taxes for the year ended December 31, 2004 are as follows:

                                                       2004             2003
                                                   -----------       -----------
CURRENT PROVISION
     Federal                                                0                 0
     California                                           800               800
DEFERRED PROVISION:
     Federal                                                0                 0
     California                                             0                 0
                                                   -----------       -----------
Provision for Income Taxes                         $      800        $      800
                                                   ===========       ===========


A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the year ended December 31, 2004:

                                                       2004             2003
                                                   -----------       -----------
Income tax computed at federal statutory tax rate      34.00%            34.00%
State taxes, net of federal benefit                     5.81%             5.81%
Valuation allowance                                   -39.49%           -39.66%
Other                                                  -0.32%            -0.15%
                                                   -----------       -----------

                                                        0.00%             0.00%

Significant components of the Company's deferred tax assets (liabilities) at December 31, 2004 consisted of the following:

                                                      2004
                                                   -----------
NOL carry-forwards                                  5,137,000
Allowance accounts                                     11,000
Other reserves                                      1,078,000
Accrued vacation                                       46,000
Deferred compensation cost                            990,000
Depreciation                                           58,000
                                                   -----------
Deferred tax assets                                 7,320,000
Less valuation allowance                           (7,320,000)
                                                   -----------
Net deferred tax asset                                     --


As of December 31, 2004, the Company has net operating loss carry-forwards for federal and state income tax purposes of $14,516,000 and $8,358,000, respectively which start expiring in 2011 through 2024. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section ("IRC") 382 and similar state provisions.

The entire deferred income tax assets of the Company have been offset by a valuation allowance since management does not believe the recoverability of the deferred income tax assets during the next year is more likely than not. Accordingly, a deferred income tax benefit for the year ended December 31, 2004 has not been recognized in these financial statements.

NOTE 12.  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

The effect of the potentially dilutive securities listed below (options and warrants that are outstanding) were not included in the computation of diluted loss per share, since to do so would have been ant-dilutive.

                                                     2004             2003
                                                  ----------       ----------
Stock options and warrants                        22,711,748       14,951,165


NOTE 13.  TERMINATION OF DISTRIBUTION AGREEMENT WITH WARNER HOME VIDEO

On March 5, 2004, Genius Products and Warner Home Video mutually agreed to terminate the Baby Genius distribution agreement. The Company subsequently began self-distribution of the Baby Genius line of DVDs. Under the termination agreement, we also regained the distribution rights for our planned line of Kid Genius DVDs. The termination agreement calls for a $300,000 payment to Warner made by means of a royalty arrangement based on net sales of the Baby Genius DVDs. As an additional element of the settlement, we agreed to purchase approximately $192,000 in outstanding Baby Genius inventory held at various Warner locations.


NOTE 14.  SUBSEQUENT EVENTS (UNAUDITED)

PRIVATE PLACEMENT. On March 2, 2005, the Company entered into a Securities Purchase Agreement with certain institutional investors related to the private placement of 6,518,987 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 1,303,797 shares of Common Stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The transaction closed on March 3, 2005 and the Company realized gross proceeds of $10.3 million from the financing before deducting commissions and other expenses. The Company is obligated to register the shares of Common Stock issued in the private placement for resale on a registration statement to be filed within 60 days after the closing. The Company will use its best efforts to cause the registration statement to become effective within 120 days of the date of the Securities Purchase Agreement (165 days if the SEC chooses to review the registration statement). Failure to file a registration statement or for it to become effective within the required timeframes will result in the payment of liquidated damages to the purchasers.

ACQUISITION OF CERTAIN ASSETS OF AVCS. On March 21, 2005, we completed our acquisition of American Vantage Media Corporation ("AVMC"), a subsidiary of American Vantage Companies ("AVC"). The acquisition was completed through an Agreement and Plan of Merger ("Merger Agreement") which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $6.3 million in debt of AVMC. The purchase price is approximated by using the average closing market price of the Company's common stock over the two-day period before and after the sale was announced.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The estimated fair values of assets purchased and liabilities assumed, used herein, were estimated based on available information and is subject to refinement based upon the outcome of valuations and other fair value studies, which have not yet been completed. Therefore, the allocation of the purchase price and resulting goodwill is subject to change.

       AVCS-STANDALONE                  (UNAUDITED)
       Cash                            $     50,000
       Accounts Receivable                4,500,000
       Inventory                          1,000,000
       Other Current Assets                 225,000

       Total Current Assets            $  5,775,000

       Wellspring Library                13,500,000
       Fixed Assets                          75,000
       Other Assets                       1,000,000
       Goodwill                           7,690,000

       Total Assets                    $ 28,040,000

       Accounts Payable                $  4,200,000
       Accrued Expenses                   1,600,000
       Debt                               6,350,000

       Total Liabilities               $ 12,150,000

                                        YEAR ENDED
       Pro-forma                       December 31
       Combined Company                    2004

       Net Revenues                    $ 30,805,000
       Gross Profit                    $  8,560,000
       Net Loss                        $(12,616,000)


         The estimated results from operations included above are for 2004 only as the assets underlying the results of operations were acquired by AVCS from an unrelated third party in 2004.

         The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

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

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

RESTATEMENT OF THIRD QUARTER 2004 FINANCIAL STATEMENTS

         During the fourth quarter of 2004, we concluded that certain errors were made in the Company's financial statements for the third quarter ended September 30, 2004 that should have resulted in a change in the timing of revenues recorded during the quarter totaling $755,260. The errors were uncovered in internal reviews by the Company, and involved weaknesses in the accuracy of certain product shipping information provided by two distributors of our products. These weaknesses contributed to the restatement of our financial statements for the quarter ended September 30, 2004, as reflected in amended Form 10-QSB for the third quarter of 2004 and a Form 8-K, both of which were filed on December 23, 2004.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information regarding directors, executive officers, promoters and control persons will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2005, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

         Information regarding executive officers and directors compensation will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2005, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership by management and certain beneficial owners will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2005, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will appear in the proxy statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in 2005, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2004.

ITEM 13. EXHIBITS

         References to "the Company" in this Exhibit index means Genius Products, Inc.


     Exhibit No.    Description
     -----------    -----------

        3.1*        Certificate of Incorporation.
        3.2*        Bylaws.
        4.1         Specimen Certificate for Common Stock (incorporated by
                    reference from Exhibit 4.8 included with the Company's Form
                    10-KSB filed on April 14, 2000).
        4.2         Certificate of Change in Stock (incorporated by reference
                    from Exhibit 3.2.2 included with the Company's Form 10-KSB filed on April 16, 2002).
       10.1         Employment Agreement with Klaus Moeller dated January 3,
                    2002 (incorporated by reference from Exhibit 10.51 included with the Company's Form 10-KSB, Amendment #1, filed on April
                    30, 2002).
       10.2         Amendment to Employment Agreement with Klaus Moeller dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.40 included with the Company's Form 10-KSB, Amendment #1, filed on April 29, 2004).
       10.3         Employment Agreement with Michael Meader dated January 3,
                    2002 (incorporated by reference from Exhibit 10.52 included with the Company's Form 10-KSB, Amendment #1, filed on April
                    30, 2002).
       10.4         Amendment to Employment Agreement with Michael Meader dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.41 included with the Company's Form 10-KSB, Amendment #1, filed on April 29, 2004).
       10.5         Employment Agreement with Howard Balaban dated January 3,
                    2002 (incorporated by reference from Exhibit 10.54 included with the Company's Form 10-KSB, Amendment #1, filed on April
                    30, 2002).
       10.6         Amendment to Employment Agreement with Howard Balaban dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.42 included with the Company's Form 10-KSB, Amendment #1, filed on April 29, 2004).
       10.7         Employment Agreement with Larry Balaban dated January 3,
                    2002 (incorporated by reference from Exhibit 10.53 included with the Company's Form 10-KSB, Amendment #1, filed on April
                    30, 2002).
       10.8         Amendment to Employment Agreement with Larry Balaban dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.43 included with the Company's Form 10-KSB, Amendment #1, filed on April 29, 2004).
       10.9         Employment Agreement with Julie Ekelund dated April 1, 2002
                    (incorporated by reference from Exhibit 10.56 included with the Company's Form 10-KSB, Amendment #1, filed on April 30,
                    2002).
       10.10        Amendment to Employment Agreement with Julie Ekelund dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.44 included with the Company's Form 10-KSB, Amendment #1, filed on April 29, 2004).
       10.11        Employment Agreement with Mark Miller dated February 2, 2004
                    (incorporated by reference from Exhibit 10.34 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.12        Employment Agreement with Trevor Drinkwater dated July 16,
                    2004 (incorporated by reference from Exhibit 10.1 included with the Company's Form 10-QSB filed on August 16, 2004).
       10.13        Employment Agreement with Andrew C. Schmidt dated August 23,
                    2004 (incorporated by reference from Exhibit 99.4 included with the Company's Form 8-K filed on November 12, 2004).
       10.14        Form of Executive Stock Payment Agreement dated as of June
                    2, 2003, with Klaus Moeller, Michael Meader, Larry Balaban.
                    Howard Balaban and Julie Ekelund for stock and warrants paid in lieu of $20,000 each of 2003 salary (incorporated by reference from Exhibit 10.1 included with the Company's Form
                    10-QSB filed on August 14, 2003).
       10.15        Amended and Restated 1997 Non-Qualified Stock Option Plan
                    (incorporated by reference from Exhibit 10.61 included with the Company's Form 10-KSB, Amendment #1, filed on April 30,
                    2002).

     Exhibit No.    Description
     -----------    -----------

       10.16* Form of Non-Qualified Stock Option Agreement under the Amended and Restated 1997 Stock Option Plan.
       10.17 Second Amended and Restated 2000 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.62 included with the Company's Form 10-KSB, Amendment #1, filed on April 30, 2002).
       10.18* Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 2000 Non-Qualified Stock Option Plan.
       10.19 2003 Stock Option Plan (incorporated by reference from Exhibit A included with the Company's Proxy Statement filed on April 30, 2003).
       10.20 Form of Incentive Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from Exhibit
                    10.30 included with the Company's Registration Statement (No. 333-108966) on Form SB-2 filed on September 19, 2003).
       10.21 Form of Non-Qualified Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from Exhibit
                    10.31 included with the Company's Registration Statement (No. 333-108966) on Form SB-2 filed on September 19, 2003).
       10.22 2004 Stock Incentive Plan (incorporated by reference from Appendix B included with the Company's Proxy Statement filed on October 4, 2004).
       10.23* Form of Notice of Stock Option Award under the 2004 Stock Incentive Plan.
       10.24*       Form of Stock Option Agreement under the 2004 Stock
                    Incentive Plan.
       10.25 Sublease with Citibank (West), FSB for office space in Solana Beach, California (incorporated by reference from Exhibit 10.30 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.26 Sublease with the Meader Family Limited Trust dated December 31, 2003 for warehouse facility in Iowa (incorporated by reference from Exhibit 10.31 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.27 Lease Agreement with ProCon, Inc. dated as of August 25, 2004 for office space in Bentonville, Arkansas (incorporated by reference from Exhibit 99.1 included with the Company's Form 8-K filed on November 12, 2004).
       10.28 License Agreement with Falcon Picture Group, LLC dated September 8, 2003 (incorporated by reference from Exhibit
                    10.3 included with the Company's Form 10-QSB filed on May 17, 2004).**
       10.29 First Amendment to License Agreement with Falcon Picture Group, LLC dated December 22, 2003 (incorporated by reference from Exhibit 10.4 included with the Company's Amended Form 10-QSB filed on July 13, 2004).**
       10.30 Restated Termination, Release and Royalty Agreement with Warner Home Video dated March 5, 2004 (incorporated by reference from Exhibit 10.5 included with the Company's Amended Form 10-QSB filed on July 13, 2004).**
       10.31 Form of Secured Promissory Note and Pledge Agreement dated as of January 3, 2002, for notes receivable for warrants exercised by S G Consulting, Inc., and Algarvida LDA, in the amounts of $415,800 and $312,600, respectively, and for options exercised by Klaus Moeller, Michael Meader, Larry Balaban and Howard Balaban in the amount of $419,500 (incorporated by reference from Exhibit 10.66 included with the Company's Form 10-KSB filed on April 3, 2003).
       10.32 Form of Secured Promissory Notes for total of $1,150,000 issued in last quarter of 2003 (incorporated by reference from Exhibit 10.35 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.33 Form of Security Agreement executed in conjunction with 2003 Secured Promissory Notes (incorporated by reference from
                    Exhibit 10.36 included with the Company's Form 10-KSB filed on March 30, 2004).

     Exhibit No.    Description
     -----------    -----------

       10.34 Form of Collateral Agent Agreement executed in conjunction with 2003 Secured Promissory Notes (incorporated by reference from Exhibit 10.37 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.35 Form of $1 and $3 Warrants issued in conjunction with 2003 Secured Promissory Notes (incorporated by reference from
                    Exhibit 10.38 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.36* Registration Rights Agreement, dated March 15, 2004, by and among the Company, various purchasers, and Sands Brothers International Limited.
       10.37* Form of Warrant for purchasers in March 2004 private placement.
       10.38* Form of Warrant issued to Sands Brothers International Limited dated March 12, 2004.
       10.39 Registration Rights Agreement dated March 2, 2005 (incorporated by reference from Exhibit 99.3 to the Company's Form 8-K filed on March 9, 2005).
       10.40 Form of Warrant dated March 2, 2005 (incorporated by reference from Exhibit 99.3 to the Company's Form 8-K filed on March 9, 2005).
       10.41 Agreement and Plan of Merger, dated as of March 21, 2005, by and among the Company, Genius Acquisition Corp., American Vantage Companies ("AVC"), and American Vantage Media Corporation (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on March 25, 2005).
       10.42 Registration Rights Agreement, dated as of March 21, 2005, by and between Genius Products and AVC (incorporated by reference from Exhibit 2.3 to the Company's Form 8-K filed on March 25, 2005).
       10.43 Form of Common Stock Purchase Warrant to be issued to AVC (incorporated by reference from Exhibit 2.7 to the Company's Form 8-K filed on March 25, 2005).
       14.1 Code of Ethics adopted February 27, 2004 (incorporated by reference from Exhibit 10.39 included with the Company's Form 10-KSB filed on March 30, 2004).
       31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
       31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
       32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
       32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*  Filed herewith.

** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by Genius Products, Inc. for the audit and other services provided by Singer Lewak Greenbaum & Goldstein LLP ("SLGG") and Cacciamatta Accountancy Corporation ("CAC") for the years ended December 31 shown:

                                   2004                      2003
                         -----------------------    -----------------------

                            SLGG        CAC            SLGG        CAC
                         -----------------------    -----------------------

Audit Fees                    95,091     58,325              --     57,595
Audit - Related Fees                     10,000              --
Tax Fees                          --         --              --         --
All Other Fees                    --         --              --         --
                         -----------------------    -----------------------

   Total                      95,091     68,325              --     57,595
                         =======================    =======================

TAX FEES

         Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2003 or 2004.

ALL OTHER FEES

         Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2003 or 2004.

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

Date:    March 31, 2005                GENIUS PRODUCTS, INC.,
                                       a Delaware corporation

                                       By:    /s/ Trevor Drinkwater
                                              -----------------------
                                              Trevor Drinkwater,
                                              Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                           TITLE                         DATE
             ---------                           -----                         ----

      /s/ Trevor Drinkwater            Chief Executive Officer            March 31, 2005
-----------------------------------    (Principal Executive Officer)
Trevor Drinkwater

      /s/ Andrew C. Schmidt            Chief Financial Officer            March 31, 2005
-----------------------------------    (Principal Financial and
Andrew C. Schmidt                      Accounting Officer)

      /s/ Stephen K. Bannon            Director                           March 31, 2005
-----------------------------------
Stephen K. Bannon

    /s/ Alexander L. Cappello          Director                           March 31, 2005
-----------------------------------
Alexander L. Cappello

       /s/ James G. Ellis              Director                           March 31, 2005
-----------------------------------
James G. Ellis

      /s/ Robert V. Graziano           Director                           March 31, 2005
-----------------------------------
Robert V. Graziano

      /s/ Michael J. Koss              Director                           March 31, 2005
-----------------------------------
Michael J. Koss

       /s/ Klaus Moeller               Director                           March 31, 2005
-----------------------------------
Klaus Moeller

      /s/ Bruce L. Pompan              Director                           March 31, 2005
-----------------------------------
Bruce L. Pompan

     /s/ Charles H. Rivkin             Director                           March 31, 2005
-----------------------------------
Charles H. Rivkin

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER        DESCRIPTION
      ------        -----------

        3.1*        Certificate of Incorporation.
        3.2*        Bylaws.
        4.1         Specimen Certificate for Common Stock (incorporated by
                    reference from Exhibit 4.8 included with the Company's Form
                    10-KSB filed on April 14, 2000).
        4.2         Certificate of Change in Stock (incorporated by reference
                    from Exhibit 3.2.2 included with the Company's Form 10-KSB filed on April 16, 2002).
       10.1         Employment Agreement with Klaus Moeller dated January 3,
                    2002 (incorporated by reference from Exhibit 10.51 included with the Company's Form 10-KSB, Amendment #1, filed on April
                    30, 2002).
       10.2         Amendment to Employment Agreement with Klaus Moeller dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.40 included with the Company's Form 10-KSB, Amendment #1, filed on April 29, 2004).
       10.3         Employment Agreement with Michael Meader dated January 3,
                    2002 (incorporated by reference from Exhibit 10.52 included with the Company's Form 10-KSB, Amendment #1, filed on April
                    30, 2002).
       10.4         Amendment to Employment Agreement with Michael Meader dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.41 included with the Company's Form 10-KSB, Amendment #1, filed on April 29, 2004).
       10.5         Employment Agreement with Howard Balaban dated January 3,
                    2002 (incorporated by reference from Exhibit 10.54 included with the Company's Form 10-KSB, Amendment #1, filed on April
                    30, 2002).
       10.6         Amendment to Employment Agreement with Howard Balaban dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.42 included with the Company's Form 10-KSB, Amendment #1, filed on April 29, 2004).
       10.7         Employment Agreement with Larry Balaban dated January 3,
                    2002 (incorporated by reference from Exhibit 10.53 included with the Company's Form 10-KSB, Amendment #1, filed on April
                    30, 2002).
       10.8         Amendment to Employment Agreement with Larry Balaban dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.43 included with the Company's Form 10-KSB, Amendment #1, filed on April 29, 2004).
       10.9         Employment Agreement with Julie Ekelund dated April 1, 2002
                    (incorporated by reference from Exhibit 10.56 included with the Company's Form 10-KSB, Amendment #1, filed on April 30,
                    2002).
       10.10        Amendment to Employment Agreement with Julie Ekelund dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.44 included with the Company's Form 10-KSB, Amendment #1, filed on April 29, 2004).
       10.11        Employment Agreement with Mark Miller dated February 2, 2004
                    (incorporated by reference from Exhibit 10.34 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.12        Employment Agreement with Trevor Drinkwater dated July 16,
                    2004 (incorporated by reference from Exhibit 10.1 included with the Company's Form 10-QSB filed on August 16, 2004).
       10.13        Employment Agreement with Andrew C. Schmidt dated August 23,
                    2004 (incorporated by reference from Exhibit 99.4 included with the Company's Form 8-K filed on November 12, 2004).
       10.14        Form of Executive Stock Payment Agreement dated as of June
                    2, 2003, with Klaus Moeller, Michael Meader, Larry Balaban.
                    Howard Balaban and Julie Ekelund for stock and warrants paid in lieu of $20,000 each of 2003 salary (incorporated by reference from Exhibit 10.1 included with the Company's Form
                    10-QSB filed on August 14, 2003).
       10.15        Amended and Restated 1997 Non-Qualified Stock Option Plan
                    (incorporated by reference from Exhibit 10.61 included with the Company's Form 10-KSB, Amendment #1, filed on April 30,
                    2002).

      EXHIBIT
      NUMBER        DESCRIPTION
      ------        -----------

       10.16* Form of Non-Qualified Stock Option Agreement under the Amended and Restated 1997 Stock Option Plan.
       10.17 Second Amended and Restated 2000 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.62 included with the Company's Form 10-KSB, Amendment #1, filed on April 30, 2002).
       10.18* Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 2000 Non-Qualified Stock Option Plan.
       10.19 2003 Stock Option Plan (incorporated by reference from Exhibit A included with the Company's Proxy Statement filed on April 30, 2003).
       10.20 Form of Incentive Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from Exhibit
                    10.30 included with the Company's Registration Statement (No. 333-108966) on Form SB-2 filed on September 19, 2003).
       10.21 Form of Non-Qualified Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from Exhibit
                    10.31 included with the Company's Registration Statement (No. 333-108966) on Form SB-2 filed on September 19, 2003).
       10.22 2004 Stock Incentive Plan (incorporated by reference from Appendix B included with the Company's Proxy Statement filed on October 4, 2004).
       10.23* Form of Notice of Stock Option Award under the 2004 Stock Incentive Plan.
       10.24*       Form of Stock Option Agreement under the 2004 Stock
                    Incentive Plan.
       10.25 Sublease with Citibank (West), FSB for office space in Solana Beach, California (incorporated by reference from Exhibit 10.30 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.26 Sublease with the Meader Family Limited Trust dated December 31, 2003 for warehouse facility in Iowa (incorporated by reference from Exhibit 10.31 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.27 Lease Agreement with ProCon, Inc. dated as of August 25, 2004 for office space in Bentonville, Arkansas (incorporated by reference from Exhibit 99.1 included with the Company's Form 8-K filed on November 12, 2004).
       10.28 License Agreement with Falcon Picture Group, LLC dated September 8, 2003 (incorporated by reference from Exhibit
                    10.3 included with the Company's Form 10-QSB filed on May 17, 2004).**
       10.29 First Amendment to License Agreement with Falcon Picture Group, LLC dated December 22, 2003 (incorporated by reference from Exhibit 10.4 included with the Company's Amended Form 10-QSB filed on July 13, 2004).**
       10.30 Restated Termination, Release and Royalty Agreement with Warner Home Video dated March 5, 2004 (incorporated by reference from Exhibit 10.5 included with the Company's Amended Form 10-QSB filed on July 13, 2004).**
       10.31 Form of Secured Promissory Note and Pledge Agreement dated as of January 3, 2002, for notes receivable for warrants exercised by S G Consulting, Inc., and Algarvida LDA, in the amounts of $415,800 and $312,600, respectively, and for options exercised by Klaus Moeller, Michael Meader, Larry Balaban and Howard Balaban in the amount of $419,500 (incorporated by reference from Exhibit 10.66 included with the Company's Form 10-KSB filed on April 3, 2003).
       10.32 Form of Secured Promissory Notes for total of $1,150,000 issued in last quarter of 2003 (incorporated by reference from Exhibit 10.35 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.33 Form of Security Agreement executed in conjunction with 2003 Secured Promissory Notes (incorporated by reference from
                    Exhibit 10.36 included with the Company's Form 10-KSB filed on March 30, 2004).

      EXHIBIT
      NUMBER        DESCRIPTION
      ------        -----------

       10.34 Form of Collateral Agent Agreement executed in conjunction with 2003 Secured Promissory Notes (incorporated by reference from Exhibit 10.37 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.35 Form of $1 and $3 Warrants issued in conjunction with 2003 Secured Promissory Notes (incorporated by reference from
                    Exhibit 10.38 included with the Company's Form 10-KSB filed on March 30, 2004).
       10.36* Registration Rights Agreement, dated March 15, 2004, by and among the Company, various purchasers, and Sands Brothers International Limited.
       10.37* Form of Warrant for purchasers in March 2004 private placement.
       10.38* Form of Warrant issued to Sands Brothers International Limited dated March 12, 2004.
       10.39 Registration Rights Agreement dated March 2, 2005 (incorporated by reference from Exhibit 99.3 to the Company's Form 8-K filed on March 9, 2005).
       10.40 Form of Warrant dated March 2, 2005 (incorporated by reference from Exhibit 99.3 to the Company's Form 8-K filed on March 9, 2005).
       10.41 Agreement and Plan of Merger, dated as of March 21, 2005, by and among the Company, Genius Acquisition Corp., American Vantage Companies ("AVC"), and American Vantage Media Corporation (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on March 25, 2005).
       10.42 Registration Rights Agreement, dated as of March 21, 2005, by and between Genius Products and AVC (incorporated by reference from Exhibit 2.3 to the Company's Form 8-K filed on March 25, 2005).
       10.43 Form of Common Stock Purchase Warrant to be issued to AVC (incorporated by reference from Exhibit 2.7 to the Company's Form 8-K filed on March 25, 2005).
       14.1 Code of Ethics adopted February 27, 2004 (incorporated by reference from Exhibit 10.39 included with the Company's Form 10-KSB filed on March 30, 2004).
       31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
       31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
       32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
       32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*  Filed herewith.

** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.