Form 10KSB/A
period 2004-12-31
GENIUS PRODUCTS INC
filed 2005-05-02
CIK 1098016

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

         Transitional small business disclosure format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.................. 2

ITEM 10.   EXECUTIVE COMPENSATION............................................. 6

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS.................................... 9

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................12

ITEM 13.   EXHIBITS...........................................................13

ITEM 14.   PRINCIPAL ACCOUNTANTS FEES AND SERVICES............................17

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB is being filed by Genius Products, Inc. ("we" or "us") as an amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 to add the information originally omitted from Part III in reliance on the instructions for Form 10-KSB. This Amendment No. 1 amends and restates Part III, Items 9-14, in its entirety.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to each of our directors and executive officers as of March 31, 2005.

NAME                                   AGE     POSITION
----                                   ---     --------
Trevor Drinkwater                      38      Chief Executive Officer
Michael Meader                         39      President
Andrew C. Schmidt                      43      Chief Financial Officer
Mark J. Miller                         53      Chief Operating Officer
Larry Balaban                          41      Executive Vice President of Marketing and Production
Howard Balaban                         44      Executive Vice President of New Business Development
Julie Ekelund                          42      Executive Vice President of Sales
Klaus Moeller                          44      Director
Stephen K. Bannon                      51      Director and Co-Chairman
Alexander L. Cappello (1) (2)          49      Director
James G. Ellis                         58      Director
Robert V. Graziano (1)                 47      Director
Michael J. Koss (1) (2)                51      Director
Bruce L. Pompan                        42      Director
Charles H. Rivkin (2)                  43      Director and Co-Chairman

(1) Member of Audit Committee.
(2) Member of Compensation Committee.

         TREVOR DRINKWATER has served as our Chief Executive Officer since February 2005. From July 2004 to February 2005, Mr. Drinkwater served as our Executive Vice President of DVD Sales. Prior to that, he served as Chief Operating Officer of Take-Two Interactive Software, Inc. from 2003-2004, and Senior Vice President of Sales at Warner Home Video from 1999-2003. Mr. Drinkwater also serves on the Board of Directors of an entertainment company named Brandissimo! Inc.

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

         ANDREW C. SCHMIDT has served as our Chief Financial Officer since August 2004. Mr. Schmidt was the Vice President of Finance at Peregrine Systems, Inc. from April 2003 to June 2004. He was Chief Financial Officer of Mad Catz Interactive, Inc. from July 2000 to January 2003 and a business manager at Cox Communications from January 1997 to June 2000.

         MARK J. MILLER has served as our Chief Operating Officer since February 2004. Previously, Mr. Miller served as President of Esports Arena from 2002-2003. From 2000-2002, he was President of Boom Buy, an Internet Retailer. At Consolidated Stores, he acted as President from 1998-1999, overseeing buying, marketing and distributing. Mr. Miller previously spent six years at PicNSave as an Executive Vice President for buying. He also was Vice President of Merchandising for the Disney Stores.

         LARRY BALABAN has served as our Executive Vice President of Marketing and Production since January 1999, after having rendered consulting services to us for approximately six months. He was elected to our Board of Directors in July 2001 and resigned effective April 30, 2004, as he is not an independent director. Before joining Genius, Mr. Balaban was President of Mr. B Productions, a non-traditional marketing firm based in New York City, specializing in TV production, target marketing and membership programs. From 1994-1997, Mr. Balaban was President of Virtual Reality Productions, where he specialized in marketing, and coordinated specialized audio productions for licensed products including Star Trek(TM), The Simpsons and the X-Files. Larry and Howard Balaban are brothers.

         HOWARD BALABAN has served as our Executive Vice President of New Business Development since January 2002. He was previously appointed Senior Vice President of Sales in January 1999 after having rendered consulting services to us for just over six months. Prior to his appointment, Mr. Balaban was a sales and marketing consultant to various companies. From 1994-1997, Mr. Balaban was Senior Vice President of Business Development for Future Call, Inc., a prepaid telephone card company that he co-founded with William Shatner, and which held the rights to all Star Trek(TM) properties associated with prepaid phone cards. >From 1991-1995, he was the Chief Executive Officer of 3B Telecommunications, a company he founded and which acted as a master agent for telecom networks reselling phone time and telecom services. Howard and Larry Balaban are brothers.

         JULIE EKELUND was appointed as our Executive Vice President of Sales in April 2002 after having rendered consulting services to us for a year. She has also worked in sales with Ekelund & Associates since 1994.

         KLAUS MOELLER has served as a director since October 1997. Mr. Moeller served as our Chief Executive Officer from October 1997 to February 2005 and our Interim Chief Financial Officer from May 2001 to August 2004. Mr. Moeller had been the Chairman of the Board and Chief Executive Officer of ITM, which we acquired in October 1997. Mr. Moeller has a background in marketing, advertising, real estate and auditing.

         STEPHEN K. BANNON was appointed as a director of our company in March 2005 in connection with our acquisition of AVMC. Mr. Bannon served as the Chief Executive Officer of AVMC since May 2004. From January 2004 to April 2004, he provided executive and management services to AVC as a consultant. From April 2002 to December 2003, Mr. Bannon served as Head, Strategic Advisory Services for The Firm, a leading talent management company in the entertainment and media industries. Mr. Bannon served as a managing director and head of media and entertainment investment banking at Jefferies & Company, Inc., an institutional brokerage and investment bank for middle market growth companies, from July 2000 to April 2002. He served as the Chief Executive Officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries, from April 1990 to July 1998. Mr. Bannon served as Vice-Chairman of the Board of Directors and Chairman of the Executive Committee of First Look Media, Inc. from October 1996 to June 2000 and a director and a member of the Executive Committee of First Look Media, Inc. from December 1993 to February 2004. First Look Media, Inc. specializes in the acquisition and direct distribution of, and worldwide license and sale of distribution rights to, independently produced feature films in a wide variety of genres.

         ALEXANDER L. CAPPELLO has served as a director since September 2004. Mr. Cappello is Chairman and Chief Executive Officer of Cappello Group, Inc., a merchant banking firm specializing in principal transactions, corporate finance, institutional equity placements for public companies, project finance and merger and acquisitions services. Mr. Cappello has managed Cappello Group, Inc. and its predecessor firms since 1975. He is a Managing Director of Cappello Capital Corp., our investment bankers. He also serves as Chairman of the International Board of the Young Presidents' Organization for 2003-2004. Currently, he is a member of the Board of Directors of the following entities: Cappello Group, Inc., RAND Corporation (Center for Middle East Public Policy), Advanced Biotherapy Inc. (OTCBB), CytRx Corporation (NASDAQ), Independent Colleges of

Southern California (ICSC), USC Marshall School of Business, Greif Center for Entrepreneurial Studies, USC Advancement Council, Trustee Friends of Florence (Florence, Italy), and Chairman Emeritus of Catholic Big Brothers of Los Angeles.

         JAMES G. ELLIS has served as a director since February 2005. Mr. Ellis has served as the Vice Dean of External Relations at The Marshall School of Business at the University of Southern California since July 2004. Prior to that, he was the Associate Dean of the Undergraduate Business Program. In addition, he is Professor of Marketing, a position he has held since 1997. Prior to joining academia, Mr. Ellis has held various positions in established companies as well as in entrepreneurial ventures. He is a founding director of Professional Business Bank in Pasadena, California, and currently serves on a number of corporate and non-profit boards. He is also a member of the Chief Executives Organization and World Presidents Organization, and is a graduate of the University of New Mexico and The Harvard University Graduate School of Business Administration.

         ROBERT V. GRAZIANO has served as a director since February 2005. Mr. Graziano held various positions with the Los Angeles Dodgers from 1986 through March 2004, serving most recently as president and chief operating officer of the Los Angeles Dodgers from March 1998 to March 2004. Mr. Graziano currently serves in various capacities with various not-for-profit organizations, including serving as director of the Los Angeles Sports and Entertainment Commission, LA's Best, the Amateur Athletic Foundation, the Jim Murray Memorial Foundation, and University of Southern California Associates.

         MICHAEL J. KOSS has served as a director since September 2004. He has held various positions at Koss Corporation since 1976, and has been a director of Koss since 1985. He was elected President, Chief Operating Officer and Chief Financial Officer of Koss Corporation in 1987, Chief Executive Officer in 1991 and Vice-Chairman in 1998. Mr. Koss is also director of Strattec Security Corporation (NASDAQ).

         BRUCE L. POMPAN has served as a director since February 2005. Mr. Pompan has served as a Managing Director of Capello Capital Corporation since May 2002. From April 2000 to September 2001, Mr. Pompan was a Director of Gerard Klauer Mattison, a New York based investment banking firm. From March 1995 through April 2000, he was employed by ING Barings, where he served as a Director, Investment Banking . He earned his MBA at New York University, Graduate School of Business and a BA from Yale University. He is a Certified Public Accountant.

         CHARLES H. RIVKIN has served as a director since September 2004. Mr. Rivkin has been associated with the Jim Henson Company since 1988. He served as the Chief Executive Officer of the Jim Henson Company from February 2000 to November 2003 and is currently on the Board of Directors of that company. He previously served as the President and Chief Operating Officer of the Jim Henson Company from January 1995 to February 2000. Mr. Rivkin is also on the Board of Directors of two other private companies.

BOARD COMPOSITION AND COMMITTEES

         Our Board of Directors is currently comprised of eight directors and currently has two committees: an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Messrs. Cappello, Graziano and Koss. Our Board of Directors has determined that Mr. Koss is an audit committee financial expert as defined under applicable rules of the SEC, and that Mr. Koss is independent under the rules applicable to Nasdaq listed companies. The Audit Committee, among other things, reviews the scope and results of the annual audit and other services provided by our independent auditors and reviews and evaluates our accounting policies and systems of internal accounting controls. Our Board of Directors has adopted a written charter for the Audit Committee, which established operating guidelines for the Audit Committee.

         The Compensation Committee currently consists of Messrs. Cappello, Koss and Rivkin. The Compensation Committee, among other things, reviews and approves the salaries, bonuses and other compensation payable to our executive officers and administers and makes recommendations concerning our employee benefit plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of our Compensation Committee serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee. Except for Howard and Larry Balaban, who are brothers, there are no family relationships among any of our directors or executive officers.

CODE OF ETHICS

         Our Board of Directors adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and controller or principal accounting officer, or persons performing similar functions. The Code of Ethics has been filed previously as an exhibit to the Company's SEC filings.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         Late filings of Forms 3 and 4 were made as follows: (i) a Form 3 for Mark Miller due on February 4, 2004; (ii) a Form 3 filing for Trevor Drinkwater due on July 20, 2004; (iii) a Form 4 for Michael Meader due on October 4, 2004; and (iv) a Form 3 and Form 4 for Charles Rivkin, each due October 4. No other person, who, at any time during the year ended December 31, 2004, was a director, officer or beneficial owner of more than 10 percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 and 4 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2004. The foregoing is based solely upon a review of Form 3 and 4 filings furnished to us during the year ended December 31, 2004.

         To the Company's knowledge, no other person, who, at any time during the year ended December 31, 2004, was a director, officer or beneficial owner of more than 10 percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 and 4 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2004. The foregoing is based solely upon a review of Form 3 and 4 filings furnished to us during the year ended December 31, 2004, and certain representations from officers and directors of the Company.

ITEM 10.      EXECUTIVE COMPENSATION

         Our compensation and benefits program is designed to attract, retain and motivate employees to operate and manage our company for the best interests of our constituents. Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for our goals and achievements. The compensation philosophy is based on a base salary, with opportunity for significant bonuses to reward outstanding performance and a stock option program.

         The following table sets forth compensation information for services rendered to us by certain executive officers in all capacities, other than as directors, during each of the prior three fiscal years. Other than as set forth below, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. This table does not include stock and options granted to certain executives for service as directors, described below under "Director Compensation". Shares issued in lieu of compensation are listed in the year the salary was due.

                                                     SUMMARY COMPENSATION TABLE

                                                     Annual Compensation              Long-Term Compensation
                                                   ----------------------   ---------------------------------------
                                                                                      Awards               Payouts
                                                                            ---------------------------   ---------
                                                                            Restricted     Securities                  All Other
                                                             Other Annual     Stock        Underlying        LTIP     Compensation
                                     Salary         Bonus    Compensation     Awards       Option/SARs      Payouts        $
   Name and Position       Year         $             $           $             $          and Warrants        $     (Car Allowance)
-----------------------  ------  --------------  ----------  ------------  -------------  --------------  ---------  ---------------
Klaus Moeller             2004      225,000        125,000        0                0          750,000          0         9,000
Former CEO and Interim    2003      150,000 (1)     45,000        0           28,572 (1)      572,000 (1)      0         9,000
CFO                       2002      150,000 (1)          0        0           47,619 (1)      450,000          0         9,000

Michael Meader            2004      197,500         85,000        0                0          575,000          0         9,000
President                 2003      150,000 (2)     15,000        0           28,572 (2)      468,000 (2)      0         9,000
                          2002      150,000 (2)          0        0           47,619 (2)      450,000          0         9,000

Larry Balaban             2004      172,500         55,000        0                0          350,000          0         9,000
Executive VP of           2003      150,000 (3)     15,000        0           28,572 (3)      427,500 (3)      0         9,000
Marketing and             2002      150,000 (3)          0        0           47,619 (3)(4)   450,000          0         9,000
Production

Howard Balaban            2004      172,500         60,000        0                0          350,000          0         9,000
Executive VP of New       2003      150,000 (3)     15,000        0           28,572 (3)      427,500 (3)      0         9,000
Business Development      2002      150,000 (3)          0        0           47,619 (3)      450,000          0         9,000

Julie Ekelund             2004      172,500              0        0                0          350,000          0         9,000
Executive VP of Sales     2003      150,000 (4)     15,000        0           28,572 (4)      427,500 (4)      0         9,000
                          2002      150,000 (4)          0        0           20,000 (4)      450,000          0         9,000

(1) Mr. Moeller resigned as our Chief Executive Officer in February 2005 and our Interim Chief Financial Officer in August 2004. During 2003, in response to our company's limited cash flow, Mr. Moeller accepted $20,000 of his 2003 salary in the form of 28,572 shares of common stock valued at $0.70 per share and a five-year warrant to purchase 28,572 shares of common stock at an exercise price of $1.40. These issuances were made as of June 2, 2003, at the same price as a private placement at that time.

(2) During 2003, in response to our company's limited cash flow, Mr. Meader accepted $20,000 of his 2003 salary in the form of 28,572 shares of common stock valued at $0.70 per share and a five-year warrant to purchase 28,572 shares of common stock at an exercise price of $1.40. These issuances were made as of June 2, 2003, at the same price of a private placement at that time.

(3) During 2003, in response to our company's limited cash flow, Mr. Larry Balaban and Mr. Howard Balaban each accepted $20,000 of 2003 salary in the form of 28,572 shares of common stock valued at $0.70 per share and a five-year warrant to purchase 28,572 shares of common stock at an exercise price of $1.40. These issuances were made as of June 2, 2003, at the same price of a private placement at that time.

(4) Ms. Ekelund was issued 20,000 shares of common stock as a signing bonus for entering into a three-year employment agreement as of April 1, 2002, with a $30,000 reduction of 2002 salary. This issuance was made as of April 1, 2002. During 2003, in response to our company's limited cash flow, Ms. Ekelund accepted $20,000 of her 2003 salary in the form of 28,572 shares of common stock valued at $0.70 per share and a five-year warrant to purchase 28,572 shares of common stock at an exercise price of $1.40. These issuances were made as of June 2, 2003, at the same price of a private placement at that time.

         The following table sets forth the options granted, if any, to the persons named in the "Summary Compensation Table" during the fiscal year ended December 31, 2004.

                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                  INDIVIDUAL GRANTS

                            Number of Securities       Percent of Total
                                Underlying          Options/SARs Granted
                               Options/SARs         to Employees in Fiscal   Exercise or Base
         Name                   Granted (#)                Year (%)             Price ($/SH)       Expiration Date
------------------------  ----------------------  ------------------------  ------------------  --------------------
Klaus Moeller                     750,000                    13%                $2.00-$4.00      September 30, 2015
Michael Meader                    575,000                    10%                $2.00-$4.00      September 30, 2015
Larry Balaban                     350,000                     6%                $2.00-$4.00      September 30, 2015
Howard Balaban                    350,000                     6%                $2.00-$4.00      September 30, 2015
Julie Ekelund                     350,000                     6%                $2.00-$4.00      September 30, 2015

The following table sets forth information concerning the exercise of stock options by each person named in the "Summary Compensation Table" during our fiscal year ended December 31, 2004, and the value of all exercisable and unexercisable options at December 31, 2004. This table does not include warrants.

                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                       FISCAL YEAR-END OPTION VALUES

                                Number of Securities Underlying         Value of Unexercised In-The-Money
                               Unexercised Options at FY-End (#)            Options at FY-End ($) (1)
--------------------------   -------------------------------------   --------------------------------------
           Name                 Exercisable        Unexercisable          Exercisable       Unexercisable
--------------------------   -----------------   -----------------   ------------------   -----------------
Klaus Moeller                    1,222,685           575,000               $510,176            $28,000
Michael Meader                   1,005,500           487,500               $492,020            $28,000
Larry Balaban                      852,500           375,000               $486,350            $28,000
Howard Balaban                     852,500           375,000               $486,350            $28,000
Julie Ekelund                      780,000           375,000               $476,200            $28,000

(1) Based on the closing price for our common stock at the close of market on December 31, 2004. On December 31, 2004, the price of our common stock was $1.64 per share. The lowest exercise price of any outstanding option at December 31, 2004 was $0.63 per share.

EMPLOYMENT AGREEMENTS

         Effective January 3, 2002, we entered into three-year employment agreements with Klaus Moeller, Michael Meader, Larry Balaban, and Howard Balaban. Effective April 1, 2002, we entered into a three-year employment agreement with Julie Ekelund, our Executive Vice President. Under each employment agreement, the executive is entitled to an annual salary of $150,000 and was granted an option to purchase 450,000 shares of common stock which vest one-third each year beginning on December 31, 2002. The options granted are exercisable for a period of 10 years from the date of grant at an exercise price of $0.63 per share, the market price on the date of grant. Under these employment agreements, if the senior executive died or was terminated without cause (as defined in the employment agreement) during the first year of the employment agreement, the senior executive would have received 24 months of salary as severance pay. If the senior executive died or was terminated without cause during the second year of the employment agreement, the senior executive would have received 18 months of salary as severance pay. If the senior executive dies or is terminated without cause during the third year of the employment agreement, the senior executive will receive 12 months of salary as severance pay. Severance pay under these employment agreements is due and payable in full immediately upon death or termination of the senior executive. If we were required to make payments under the severance pay provisions contained in one or more of these employment agreements, this could have a material adverse effect upon our liquidity and results of operations.

         Effective October 31, 2003, the above employment agreements were amended to (i) extend the expiration date until January 2, 2006, (ii) to increase annual salaries according to the table below, and (iii) to grant to each senior executive a ten-year stock option to purchase 250,000 shares of our common stock at an exercise price of $1.50 per share, of which 50,000 shares will vest on December 31, 2004, and 200,000 shares will vest on December 31, 2005.

                                             2004 SALARY       2005 SALARY
                   Klaus Moeller             $222,500          $244,750
                   Mike Meader               $197,500          $217,250
                   Howard Balaban            $172,500          $189,750
                   Larry Balaban             $172,500          $189,750
                   Julie Ekelund             $172,500          $189,750

         Trevor J. Drinkwater, our current Chief Executive Officer, entered into a one-year employment agreement with us initially to act as our Executive Vice President of DVD Sales effective July 16, 2004. Under the employment agreement, Mr. Drinkwater is entitled to an annual salary of $175,000, a bonus of 2% of the net sales in excess of a total of $15 million achieved by the Company in the third and fourth quarters of 2004, if any, reimbursement of up to $5,000 for his moving expenses and a grant of an option to purchase 150,000 shares of common stock which vest as follows: 50% on the July 16, 2004, and 10% on January 16, 2005, February 16, 2005, March 16, 2005, April 16, 2005, and May 16, 2005. The
option is exercisable for a period of 10 years from the date of grant at an exercise price of $2.00 per share, an amount exceeding the market price on the date of grant that was set by our negotiations with Mr. Drinkwater. Under the terms of this employment agreement, after the first three months of the agreement, if Mr. Drinkwater dies or is terminated without cause (as defined in the employment agreement), he will receive three months of salary as severance pay. Severance pay under this employment agreement is due and payable in full immediately upon Mr. Drinkwater's termination or death. This agreement remains in effect with respect to Mr. Drinkwater's current duties as Chief Executive Officer.

         Andrew C. Schmidt entered into a one-year employment agreement with us to act as our Chief Financial Officer effective August 23, 2004. Under the employment agreement, Mr. Schmidt is entitled to an annual salary of $160,000 and a grant of an option to purchase 75,000 shares of common stock which vest on August 23, 2005. The option is exercisable for a period of 10 years from the date of grant at an exercise price of $1.44 per share, the market price on the date of grant. Under the terms of this employment agreement, after the first three months of the agreement, if Mr. Schmidt dies or is terminated without cause (as defined in the employment agreement), he will receive three months of salary as severance pay. Severance pay under this employment agreement is due and payable in full immediately upon Mr. Schmidt's termination or death.

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

DIRECTOR COMPENSATION

         Directors do not receive cash compensation for their services as directors but are reimbursed for expenses actually incurred in connection with attending board meetings. During 2004 the Board granted options for Board service to directors as follows:

                   Name                          Option Grants (shares)
                   ----                          ----------------------
                   Alexander L. Cappello         429,520
                   Michael J. Koss               429,520
                   Charles Rivkin                429,520
                   Peter J. Schlessel*           429,520

                   * Represents grant to a former director; only a portion of which vested prior to his resignation on December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of March 31, 2005, by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our officers and directors as a group. Except as otherwise listed below, the address of each person is c/o Genius Products, Inc., 740 Lomas Santa Fe, Suite 210, Solana Beach, California 92075.

                                                                          Shares Beneficially Owned (1)
                                                                      ------------------------------------
                         Name and Address of Owner                           Number             Percent
     --------------------------------------------------------------   --------------------   -------------
     Stephen K. Bannon                                                            0               0

     Alexander L. Cappello                                                1,825,732 (2)           4.42

     James G. Ellis                                                               0               0

     Robert V. Graziano                                                           0               0

     Michael J. Koss                                                         95,449 (3)           *

     Klaus Moeller                                                        2,469,705 (4)           6.23

     Bruce L. Pompan                                                        962,781 (5)           2.39

     Charles H. Rivkin                                                       95,449 (6)           *

     Trevor Drinkwater                                                      325,000 (7)           *

     Michael Meader                                                       1,611,233 (8)           3.97

     Andrew C. Schmidt                                                      125,000 (9)           *

     Mark J. Miller                                                         375,000 (10)          *

     Larry Balaban                                                        1,358,731 (11)          3.36

     Howard Balaban                                                       1,346,190 (12)          3.33

     Julie Ekelund                                                        1,187,875 (13)          2.93

     All directors and officers as a group (15 persons)                  11,778,145              29.80


     American Vantage Companies                                           8,400,000 (14)         20.62

     Entities affiliated with JLF Asset Management, LLC                   3,829,968 (15)          9.53

     Bonanza Master Fund, Ltd.                                            3,037,974 (16)          7.59

     Entities affiliated with Gruber & McBaine Capital Management         2,088,448 (17)          5.25

*    Represents less than 1% of our common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2005, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes (i) outstanding options to purchase 95,449 shares exercisable within 60 days of March 31, 2005 (excludes outstanding options to purchase 334,071 shares exercisable after such period), (ii) such portion of a 600,490 share warrant (exercisable at $2.50 per share) which is exercisable within 60 days of the original date of this prospectus, (iii) 138,321 other warrants (exercisable at an average of $2.67 per share) which are fully exercisable, and
(iv) 1,051,544 shares which may be acquired by Cappello Group, Inc. within 60 days of the original date of this prospectus pursuant to outstanding warrants, the beneficial ownership of which may be deemed to be shared by Alexander Cappello.

(3) Includes outstanding options to purchase 95,449 shares exercisable within 60 days of March 31, 2005, and excludes outstanding options to purchase 334,071 shares exercisable after such period.

(4) Includes shares held by or for the benefit of family members of Mr. Moeller, to which Mr. Moeller disclaims all beneficial interest. Includes outstanding options to purchase 1,222,685 shares exercisable within 60 days of March 31, 2005, and excludes outstanding options to purchase 575,000 shares exercisable after such period.

(5) Includes (i) such portion of a 665,000 share warrant (exercisable at $2.50 per share) which is exercisable within 60 days of the original date of this prospectus, and (ii) 281,056 other warrants (exercisable at an average of $2.67 per share) which are fully exercisable.

(6) Includes outstanding options to purchase 95,449 shares exercisable within 60 days of March 31, 2005, and excludes outstanding options to purchase 334,071 shares exercisable after such period.

(7) Includes outstanding options to purchase 325,000 shares exercisable within 60 days of March 31, 2005, and excludes outstanding options to purchase 175,000 shares exercisable after such period.

(8) Includes outstanding options to purchase 1,005,500 shares exercisable within 60 days of March 31, 2005, and excludes outstanding options to purchase 487,500 shares exercisable after such period. Also includes a warrant to purchase 28,572 shares at an exercise price of $1.40 per share.

(9) Includes outstanding options to purchase 125,000 shares exercisable within 60 days of March 31, 2005, and excludes outstanding options to purchase 200,000 shares exercisable after such period.

(10) Includes outstanding options to purchase 375,000 shares exercisable within 60 days of March 31, 2005, and excludes outstanding options to purchase 225,000 shares exercisable after such period.

(11) Includes outstanding options to purchase 852,500 shares exercisable within 60 days of March 31, 2005, and excludes outstanding options to purchase 375,000 shares exercisable after such period. Also includes a warrant to purchase 28,572 shares at an exercise price of $1.40 per share.

(12) Includes outstanding options to purchase 852,500 shares exercisable within 60 days of March 31, 2005, and excludes outstanding options to purchase 375,000 shares exercisable after such period. Also includes a warrant to purchase 28,572 shares at an exercise price of $1.40 per share.

(13) Includes outstanding options to purchase 780,000 shares exercisable within 60 days of March 31, 2005, and excludes outstanding options to purchase 375,000 shares exercisable after such period. Also includes a warrant to purchase 28,572 shares at an exercise price of $1.40 per share and a warrant to purchase 162,000 shares at an exercise price of $0.63 per share.

(14) The amount of shares indicated includes warrants to purchase 1,400,000 shares of common stock, half at an exercise price of $2.56 per share and half at $2.78 per share. The mailing address for AVC is 4735 South Durango Drive, Suite 105, Las Vegas, Nevada 89147.

(15) The securities reported herein are held in various denominations by (i) a separately managed account managed by Jeffrey L. Feinberg and (ii) JLF Partners I, L.P., JLF Partners II, L.P., and JLF Offshore Fund, Ltd., to which JLF Asset Management, L.L.C. serves as the management company and/or investment manager. The amount of shares indicated does not include warrants to purchase 667,584 shares of common stock, half at an exercise price of $2.56 per share and half at $2.78 per share, since such warrants may only be exercised if by so doing the stock holdings of the warrantholder and its affiliates would not equal or exceed 10% of the Company's outstanding shares and the warrantholder has provided the

Company with at least 61 days prior notice. Jeffrey L. Feinberg is the managing member of JLF Asset Management, L.L.C. As the investment manager of such accounts and funds, JLF Asset Management, L.L.C. has the power to vote and/or dispose of those shares of common stock held by such persons and accordingly, may be deemed to be the beneficial owner of such shares. The foregoing does not necessarily imply the existence of a group for purposes of Section 13(d)(3) of the Exchange Act or any other purpose. The mailing address for JLF Asset Management, L.L.C. is 2775 Via de la Valle, Del Mar, CA 92014. The foregoing information has been derived from a Schedule 13G filed on March 28, 2005.

(16) Bonanza Master Fund, Ltd. is managed by Bonanza Capital, Ltd., which is managed by Bonanza Fund Management, Inc. The amount of shares indicated includes warrants to purchase 506,329 shares of common stock, half at an exercise price of $2.56 per share and half at $2.78 per share. The mailing address for Bonanza Master Fund, Ltd. is 300 Crescent Court, Suite 1740, Dallas, Texas 75201. The foregoing information has been derived from a Schedule 13G filed on March 31, 2005.

(17) The securities reported herein are held in various denominations by Firefly Partners, LP, Lagunitas Partners LP, Jon D. Gruber, J. Patterson McBaine, Eric Swergold, J. Lynn Rose, and in various client accounts managed by Gruber & McBaine Capital Management. Gruber & McBaine Capital Management is the investment advisor for Firefly Partners, LP, Lagunitas Partners LP, and these client accounts. The amount of shares includes warrants to purchase 252,274 shares of common stock at various exercises prices between $2.56 and $3.00 per share. The mailing address for Gruber & McBaine Capital Investment is 50 Osgood Place, San Francisco, CA 94133.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Alex Cappello and Bruce Pompan are Managing Directors of Cappello Capital Corp., investment bankers. In March 2004 (prior to their appointment as directors of the Company), the Company retained Cappello Capital Corp. to perform corporate finance advisory services for a two-year period, involving payment of a monthly retainer fee of $10,000 by the Company plus reimbursement of expenses. In addition, the Company agreed to issue to Cappello Capital Corp. or its affiliate a warrant to purchase 2,000,000 shares of common stock at an exercise price of $2.50 per share, one-quarter of which became exercisable on August 24, 2004 and the remainder of which vests in monthly increments thereafter over 15 months.

         On January 22, 2004, the officers' notes receivable held by our company as subscriptions receivable were paid off by tendering shares of our common stock pursuant to the terms of the notes. The balance of each note at the time of the payoff was approximately $471,219. Klaus Moeller and Michael Meader each tendered 168,052 shares to retire their loans. Larry Balaban and Howard Balaban tendered 170,405 shares and 174,883 shares, respectively, tendering additional shares to retire advances in the amount of approximately $6,600 and $19,153, respectively, previously made to them.

         On January 22, 2004, certain notes receivable held by our company as subscriptions receivable were paid off by tendering shares of our common stock pursuant to the terms of the notes. 1,285,200 restricted shares were previously issued upon the conversion of certain warrants. The warrant exercise price was paid by secured promissory notes totaling $728,400 with two related parties. Of the total, 660,000 shares with an exercise price of $0.63 each ($415,800 total) were issued to S G Consulting Inc., an entity controlled by Sean Goodchild, who was the owner of more than 5% of our common stock when these shares were included in his ownership. The balance of 625,200 shares with an exercise price of $0.50 each ($312,600 total) were issued to Algarvida LDA, an entity that is controlled by Isabel Moeller, who is the sister of Klaus Moeller, a director. Mr. Goodchild and Ms. Moeller tendered 164,346 and 123,556 shares, respectively, in repayment of the balance of the loans in the amount of approximately $460,826 and $346,451, respectively.

         On December 31, 2003, we entered into a sublease arrangement with the Meader Family Limited Trust, a related party, under which we rent a portion of a warehouse facility (approximately 8,000 square feet) in Atlantic, Iowa, for a monthly rent of $2,900. This centrally located facility is used to distribute our products to certain customers. The lease expires in December 2007.

         Also on December 31, 2003, we entered into a sublease arrangement with Ekelund Properties, LLC, a related party, under which we rent sales offices (approximately 1,300 square feet) in Excelsior, Minnesota for a monthly rent of $1,200. This is a one-year lease with the option to renew for additional one-year periods. The lease subsequently expired in January 2005.

         Carl Amari is the President and CEO of Falcon Picture Group, LLC, and was formerly a member of our board of directors. Falcon received payments in 2003 and 2004 under two licensing agreements, the first for the distribution of BOZO videos and DVDs dated November 12, 2002, and the second for the licensing and distribution of various Falcon properties, including the AMC(R) on video and DVD dated September 8, 2003. We also issued 70,922 restricted shares of our common stock to Falcon under the September 2003 license agreement for the option to purchase Falcon's assets before September 8, 2006. On December 22, 2003, we completed a transaction amending our September 8, 2003 licensing agreement with Falcon to address Falcon's acquisition of a license to use the TV GUIDE(R) name and logo in connection with the development, marketing and sale, throughout the United States, of a full line of DVD products featuring classic television content from 1946 through 1989. The terms for this amendment were reached on October 2, 2003. For his part in the negotiations for this acquisition and the completion of the transaction, Carl Amari purchased 1,350,000 restricted shares of Genius common stock on December 22, 2003 at $0.72 per share.

         Effective October 1, 2003, we entered into a sales representative agreement with Greg Meader, the brother of Michael Meader. The agreement is for an automatically renewable one-year term. Greg Meader will receive a 5% commission for sales of Genius' products to certain accounts in North America.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2005.

                                                                                      Number of Securities Remaining
                              Number of Securities To         Weighted-Average         Available for Future Issuance
                              Be Issued upon Exercise        Exercise Price of           under Equity Compensation
                              of Outstanding Options,       Outstanding Options,        Plans (Excluding Securities
      Plan Category             Warrants and Rights        Warrants and Rights(2)     Reflected in the Second Column)
--------------------------    -------------------------    -----------------------    --------------------------------
Equity Compensation
Plans Approved by                  11,396,417 (1)                  $1.82                       2,755,628 (2)
Shareholders


Equity Compensation
Plans Not Approved by               142,860 (3)                    $1.40                            0
Shareholders

----------------------------------------------------------------------------------------------------------------------

(1) Represents 452,750 shares issuable upon exercise of outstanding options granted under the 1997 Stock Option Plan, 5,194,313 shares issuable upon exercise of outstanding options granted under the 2000 Stock Option Plan, 1,000,000 shares issuable upon exercise of outstanding options granted under the 2003 Stock Option Plan, and 4,749,354 issuable upon exercise of outstanding options granted under the 2004 Stock Incentive Plan.

(2) Represents 4,962 shares available for issuance under the 2000 Stock Option Plan, and 2,750,646 available for issuance under the 2004 Stock Incentive Plan.

(3) Represents warrants issued in lieu of compensation during 2003.


ITEM 13.      EXHIBITS

 (a) Exhibits. The following additional exhibits supplement the list of exhibits included in Item 13 to the original 10-KSB filed with the SEC on March 31, 2005.

    Exhibit No.     Description
    -----------     -----------

        3.1 Certificate of Incorporation of Delaware corporation effective March 2, 2005 (originally filed as Exhibit 3.1 to the Company's Form 10-KSB filed on March 31, 2005).
        3.2 Bylaws of Delaware corporation effective March 2, 2005 (originally filed as Exhibit 3.2 to the Company's Form 10-KSB filed on March 31, 2005).
        4.1 Specimen Certificate for Common Stock (incorporated by reference from Exhibit 4.8 to the Company's Form 10-KSB filed on April 14, 2000).
        4.2 Certificate of Change in Stock (incorporated by reference from Exhibit 3.2.2 to the Company's Form 10-KSB filed on April 16, 2002).
       10.1 Employment Agreement with Klaus Moeller dated January 3, 2002 (incorporated by reference from Exhibit 10.51 to the Company's Form 10-KSB, Amendment No. 1, filed on April 30,
                    2002).
       10.2 Amendment to Employment Agreement with Klaus Moeller dated October 31, 2003 (incorporated by reference from Exhibit
                    10.40 to the Company's Form 10-KSB, Amendment No. 1, filed on April 29, 2004).

    Exhibit No.     Description
    -----------     -----------
       10.3         Employment Agreement with Michael Meader dated January 3,
                    2002 (incorporated by reference from Exhibit 10.52 to the
                    Company's Form 10-KSB, Amendment No. 1, filed on April 30,
                    2002).
       10.4         Amendment to Employment Agreement with Michael Meader dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.41 to the Company's Form 10-KSB, Amendment No. 1, filed on April 29, 2004).
       10.5         Employment Agreement with Howard Balaban dated January 3,
                    2002 (incorporated by reference from Exhibit 10.54 to the
                    Company's Form 10-KSB, Amendment No. 1, filed on April 30,
                    2002).
       10.6         Amendment to Employment Agreement with Howard Balaban dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.42 to the Company's Form 10-KSB, Amendment No. 1, filed on April 29, 2004).
       10.7         Employment Agreement with Larry Balaban dated January 3,
                    2002 (incorporated by reference from Exhibit 10.53 to the
                    Company's Form 10-KSB, Amendment No. 1, filed on April 30,
                    2002)
       10.8         Amendment to Employment Agreement with Larry Balaban dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.43 to the Company's Form 10-KSB, Amendment No. 1, filed on April 29, 2004).
       10.9         Employment Agreement with Julie Ekelund dated April 1, 2002
                    (incorporated by reference from Exhibit 10.56 to the Company's Form 10-KSB, Amendment No. 1, filed on April 30,
                    2002).
       10.10        Amendment to Employment Agreement with Julie Ekelund dated
                    October 31, 2003 (incorporated by reference from Exhibit
                    10.44 to the Company's Form 10-KSB, Amendment No. 1, filed on April 29, 2004).
       10.11        Employment Agreement with Mark Miller dated February 2, 2004
                    (incorporated by reference from Exhibit 10.34 to the Company's Form 10-KSB filed on March 30, 2004).
       10.12        Employment Agreement with Trevor Drinkwater dated July 16,
                    2004 (incorporated by reference from Exhibit 10.1 to the Company's Form 10-QSB filed on August 16, 2004).
       10.13        Employment Agreement with Andrew C. Schmidt dated August 23,
                    2004 (incorporated by reference from Exhibit 99.4 to the Company's Form 8-K filed on November 12, 2004).
       10.14        Form of Executive Stock Payment Agreement dated as of June
                    2, 2003, with Klaus Moeller, Michael Meader, Larry Balaban,
                    Howard Balaban and Julie Ekelund for stock and warrants paid in lieu of $20,000 each of 2003 salary (incorporated by reference from Exhibit 10.1 to the Company's Form 10-QSB filed on August 14, 2003).
       10.15        Amended and Restated 1997 Non-Qualified Stock Option Plan
                    (incorporated by reference from Exhibit 10.61 to the Company's Form 10-KSB, Amendment No. 1, filed on April 30,
                    2002).
       10.16        Form of Non-Qualified Stock Option Agreement under the
                    Amended and Restated 1997 Stock Option Plan (originally filed as Exhibit 10.16 to the Company's Form 10-KSB filed on March 31, 2005).
       10.17        Second Amended and Restated 2000 Non-Qualified Stock Option
                    Plan (incorporated by reference from Exhibit 10.62 to the Company's Form 10-KSB, Amendment No. 1, filed on April 30,
                    2002).
       10.18        Form of Non-Qualified Stock Option Agreement under the
                    Second Amended and Restated 2000 Non-Qualified Stock Option
                    Plan (originally filed as Exhibit 10.18 to the Company's Form 10-KSB filed on March 31, 2005).
       10.19        2003 Stock Option Plan (incorporated by reference from
                    Exhibit A to the Company's Proxy Statement filed on April
                    30, 2003).
       10.20        Form of Incentive Stock Option Agreement under the 2003
                    Stock Option Plan (incorporated by reference from Exhibit
                    10.30 to the Company's Registration Statement (No.
                    333-108966) on Form SB-2 filed on September 19, 2003).
       10.21        Form of Non-Qualified Stock Option Agreement under the 2003
                    Stock Option Plan (incorporated by reference from Exhibit
                    10.31 to the Company's Registration Statement (No.
                    333-108966) on Form SB-2 filed on September 19, 2003).

    Exhibit No.     Description
    -----------     -----------
       10.22        2004 Stock Incentive Plan (incorporated by reference from
                    Appendix B to the Company's Proxy Statement filed on October
                    4, 2004).
       10.23        Form of Notice of Stock Option Award under the 2004 Stock
                    Incentive Plan (originally filed as Exhibit 10.23 to the Company's Form 10-KSB filed on March 31, 2005).
       10.24        Form of Stock Option Agreement under the 2004 Stock
                    Incentive Plan (originally filed as Exhibit 10.24 to the Company's Form 10-KSB filed on March 31, 2005).
       10.25        Sublease with Citibank (West), FSB for office space in
                    Solana Beach, California (incorporated by reference from
                    Exhibit 10.30 to the Company's Form 10-KSB filed on March
                    30, 2004).
       10.26        Sublease with the Meader Family Limited Trust dated December
                    31, 2003 for warehouse facility in Iowa (incorporated by reference from Exhibit 10.31 to the Company's Form 10-KSB filed on March 30, 2004).
       10.27        Lease Agreement with ProCon, Inc. dated as of August 25,
                    2004 for office space in Bentonville, Arkansas (incorporated by reference from Exhibit 99.1 to the Company's Form 8-K filed on November 12, 2004).
       10.28        License Agreement with Falcon Picture Group, LLC dated
                    September 8, 2003 (incorporated by reference from Exhibit
                    10.3 to the Company's Form 10-QSB filed on May 17, 2004).**
       10.29        First Amendment to License Agreement with Falcon Picture
                    Group, LLC dated December 22, 2003 (incorporated by reference from Exhibit 10.4 to the Company's Amended Form
                    10-QSB filed on July 13, 2004).**
       10.30        Restated Termination, Release and Royalty Agreement with
                    Warner Home Video dated March 5, 2004 (incorporated by reference from Exhibit 10.5 to the Company's Amended Form
                    10-QSB filed on July 13, 2004).**
       10.31        Form of Secured Promissory Note and Pledge Agreement dated as of January 3, 2002, for notes receivable for warrants exercised by S G Consulting, Inc., and Algarvida LDA, in the amounts of $415,800 and $312,600, respectively, and for options exercised by Klaus Moeller, Michael Meader, Larry
                    Balaban and Howard Balaban in the amount of $419,500
                    (incorporated by reference from Exhibit 10.66 to the Company's Form 10-KSB filed on April 3, 2003).
       10.32        Form of Secured Promissory Notes for total of $1,150,000
                    issued in fourth quarter of 2003 (incorporated by reference from Exhibit 10.35 to the Company's Form 10-KSB filed on March 30, 2004).
       10.33        Form of Security Agreement executed in conjunction with
                    Secured Promissory Notes issued in 2003 (incorporated by reference from Exhibit 10.36 to the Company's Form 10-KSB filed on March 30, 2004).
       10.34        Form of Collateral Agent Agreement executed in conjunction with Secured Promissory Notes issued in 2003 (incorporated by reference from Exhibit 10.37 to the Company's Form 10-KSB filed on March 30, 2004).
       10.35        Form of $1 and $3 Warrants issued in conjunction with
                    Secured Promissory Notes issued in 2003 (incorporated by reference from Exhibit 10.38 to the Company's Form 10-KSB filed on March 30, 2004).
       10.36        Registration Rights Agreement, dated March 15, 2004, by and among the Company, various purchasers, and Sands Brothers
                    International Limited (originally filed as
                    Exhibit 10.36 to the Company's Form 10-KSB filed on March
                    31, 2005).
       10.37        Form of Warrant issued to purchasers in March 2004 private placement (originally filed as Exhibit 10.37 to the Company's Form 10-KSB filed on March 31, 2005).
       10.38        Form of Warrant issued to Sands Brothers International
                    Limited dated March 12, 2004 (originally filed as Exhibit
                    10.38 to the Company's Form 10-KSB filed on March 31, 2005).
       10.39        Registration Rights Agreement dated March 2, 2005
                    (incorporated by reference from Exhibit 99.3 to the Company's Form 8-K filed on March 9, 2005).
       10.40        Form of Warrant dated March 2, 2005 (incorporated by
                    reference from Exhibit 99.3 to the Company's Form 8-K filed on March 9, 2005).

    Exhibit No.     Description
    -----------     -----------

       10.41        Agreement and Plan of Merger, dated as of March 21, 2005, by and among the Company, Genius Acquisition Corp., American
                    Vantage Companies, and American Vantage Media Corporation
                    (incorporated by reference from Exhibit 2.1 to the Company's
                    Form 8-K filed on March 25, 2005).
       10.42        Registration Rights Agreement, dated as of March 21, 2005, by and between Genius Products and American Vantage
                    Companies (incorporated by reference from Exhibit 2.3 to the
                    Company's Form 8-K filed on March 25, 2005).
       10.43        Form of Common Stock Purchase Warrant issued to American
                    Vantage Companies (incorporated by reference from Exhibit
                    2.7 to the Company's Form 8-K filed on March 25, 2005).
       10.44        Resale and Voting Agreement, dated as of March 21, 2005, by and between the Company and American Vantage Companies
                    (incorporated by reference from Exhibit 2.2 to the Company's
                    Form 8-K filed on March 25, 2005).
       10.45        Assumption of Obligations and Pledge Agreement, dated as of
                    March 21, 2005, by and between the Company and American
                    Vantage Companies (incorporated by reference from Exhibit
                    2.5 to the Company's Form 8-K filed on March 25, 2005).
       10.46        Assignment, Assumption and Pledge Agreement, dated as of
                    March 21, 2005, by and between the Company and American
                    Vantage Companies (incorporated by reference from Exhibit
                    2.6 to the Company's Form 8-K filed on March 25, 2005).
       10.47        Escrow Agreement, dated as of March 21, 2005, by and among the Company, American Vantage Companies and City National
                    Bank, National Association (incorporated by reference from
                    Exhibit 2.4 to the Company's Form 8-K filed on March 25,
                    2005).
       14.1         Code of Ethics adopted February 27, 2004 (incorporated by
                    reference from Exhibit 10.39 included with the Company's
                    Form 10-KSB filed on March 30, 2004).
       21           List of Subsidiaries (incorporated by reference from Exhibit
                    21 to the Company's Registration Statement on Form S-1
                    (333-124515) filed on May 2, 2005).
       23.1*        Consent of Singer Lewak Greenbaum & Goldstein, LLP.
       23.2*        Consent of Cacciamatta Accountancy Corporation.
       31.1*        Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act.
       31.2*        Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act.
       32.1*        Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act.
       32.2*        Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act.

*    Filed herewith
** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

ITEM 14.      PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

         The following table shows the fees paid or accrued by Genius Products, Inc. for the audit and other services provided by Singer Lewak Greenbaum & Goldstein LLP ("SLGG") and Cacciamatta Accountancy Corporation ("CAC") for the years ended December 31 shown:

                                       2004                     2003
                            ------------------------- -------------------------
                                SLGG          CAC         SLGG          CAC
                            ------------ ------------ ------------ ------------
Audit Fees                      95,091      58,325         --         57,595
Audit-Related Fees                --        10,000         --           --
Tax Fees                          --          --           --           --
All Other Fees                    --          --           --           --
                            ------------ ------------ ------------ ------------
Total                           95,091      68,325         --         57,595
                            ============ ============ ============ ============

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

Date:    May 2, 2005
                                 GENIUS PRODUCTS, INC.


                                 By:  /s/ Trevor Drinkwater
                                      ------------------------------------------
                                      Trevor Drinkwater, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ Trevor Drinkwater                     Chief Executive Officer                   May 2, 2005
 --------------------------------------      (Principal Executive Officer)
 Trevor Drinkwater


   /s/ Andrew C. Schmidt                     Chief Financial Officer (Principal        May 2, 2005
 --------------------------------------      Financial and Accounting Officer)
 Andrew C. Schmidt


          *                                  Director                                  May 2, 2005
 --------------------------------------
 Klaus Moeller


          *                                  Director                                  May 2, 2005
 --------------------------------------
 Stephen K. Bannon


          *                                  Director                                  May 2, 2005
 --------------------------------------
 Alexander L. Cappello


          *                                  Director                                  May 2, 2005
 --------------------------------------
 James G. Ellis


          *                                  Director                                  May 2, 2005
 --------------------------------------
 Robert V. Graziano


          *                                  Director                                  May 2, 2005
 --------------------------------------
 Michael J. Koss


          *                                  Director                                  May 2, 2005
 --------------------------------------
 Bruce L. Pompan


          *                                  Director                                  May 2, 2005
 --------------------------------------
 Charles H. Rivkin


 *   By Power-of Attorney


                                                 18