Form 10-Q
period 2005-03-31
GENIUS PRODUCTS INC
filed 2005-05-16
CIK 1098016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------
                                    FORM 10-Q
                              --------------------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _______________ to _______________


                        COMMISSION FILE NUMBER 000-27915


                              GENIUS PRODUCTS, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                        33-0852923
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 40,084,437 shares outstanding of the issuer's Common Stock as of May 13, 2005.

Transitional small business disclosure format (check one): Yes [ ]  No [X]

                              GENIUS PRODUCTS, INC.

                                      INDEX

                                                                            PAGE

PART I   FINANCIAL INFORMATION

     Item 1  Financial Statements

     Condensed Consolidated Balance Sheet at March 31, 2005 (unaudited)
        and December 31, 2004 (audited)                                       3
     Condensed Consolidated Statements of Operations for the Three Months
        Ended March 31, 2005 and 2004 (unaudited)                             4
     Condensed Consolidated Statements of Cash Flow for the Three Months
        Ended March 31, 2005 and 2004 (unaudited)                             6
     Notes to Condensed Consolidated Financial Statements (unaudited)         7

     Item 2  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    12

     Item 3  Quantitative and Qualitative Disclosures About Market Risk      15

     Item 4  Controls and Procedures                                         15

PART II   OTHER INFORMATION

     Item 1  Legal Proceedings                                               16

     Item 2  Unregistered Sales of Equity Securities and Use of Proceeds     16

     Item 3  Defaults Upon Senior Securities                                 16

     Item 4  Submission of Matters to a Vote of Security Holders             16

     Item 5  Other Information                                               16

     Item 6  Exhibits                                                        17

SIGNATURES                                                                   18

                                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEET


                                                                        MARCH 31, 2005      DECEMBER 31, 2004
                                                                        -------------------------------------
                                                                          (unaudited)           (audited)
                             ASSETS

Current assets:
Cash and equivalents                                                    $     3,788,558      $     1,223,881
Accounts receivable, net of allowance for doubtful accounts
   and sales returns of $705,588 and $1,542,085                               4,764,449            3,615,073
Inventories, net of obsolescence allowance $521,180 and $474,358              3,576,745            3,473,483
Prepaid royalties                                                             1,649,930            1,042,120
Prepaid expenses                                                                445,247              312,046
                                                                        -------------------------------------

Total current assets                                                         14,224,929            9,666,603

Property and equipment, net of accumulated depreciation of
   $248,704 and $215,194                                                        448,336              264,989
Production masters, net of accumulated amortization of
   $1,226,675 and $805,891                                                   17,895,804            2,825,426
Goodwill                                                                     11,375,612                   --
Deposits and other                                                              236,736              239,148
                                                                        -------------------------------------

                                                                        $    44,181,417      $    12,996,166
                                                                        =====================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                        $     6,730,419      $     7,329,218
Notes payable                                                                 4,000,000                   --
Accrued payroll and related expenses                                            274,131              259,366
Debentures payable                                                               50,750               50,750
Accrued expenses                                                              1,137,947              229,800
Redeemable common stock                                                         399,997              395,172
Payable on terminated contract                                                  300,000              300,000
                                                                        -------------------------------------

Total current liabilities                                                    12,893,244            8,564,306
                                                                        -------------------------------------

Commitments and contingencies                                                        --                   --

Stockholders' equity
   Preferred stock, $.0001 par value; 10,000,000 shares authorized;
      0 shares outstanding                                                           --                   --
   Common stock, $.0001 and $.001 par value; 100,000,000 shares
      authorized; 40,084,437  and 25,208,512 shares outstanding                   3,953               25,209
   Committed common stock                                                     1,249,183
   Additional paid-in capital                                                53,844,722           25,984,012
   Accumulated deficit                                                      (23,809,685)         (21,577,361)
                                                                        -------------------------------------

Total stockholders' equity                                                   31,288,173            4,431,860
                                                                        -------------------------------------

                                                                        $    44,181,417      $    12,996,166
                                                                        =====================================


                       See accompanying notes to unaudited interim financial statements


                                                      3

                         GENIUS PRODUCTS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               FOR THE THREE MONTHS ENDED


                                                                  MARCH 31,
                                                   -------------------------------------
                                                           2005                2004
                                                   -------------------------------------
Revenues:
        Audio                                      $     1,320,810      $       778,603
        DVD and VHS                                      1,419,262            2,497,044
        Royalties, licensing and other                      25,118               49,050
                                                   -------------------------------------
Gross revenues                                           2,765,190            3,324,697
       Sales returns, discounts and allowances            (209,304)            (193,308)
                                                   -------------------------------------
            Net revenues                                 2,555,886            3,131,389

Costs and expenses:
Cost of revenues:
          Audio                                            790,800              342,724
          DVD and VHS                                    1,632,163            1,601,410
          Other                                             21,396               45,032
          Amortization of Production Masters               172,670               88,549
          Warehouse expenses                                49,772               51,458
                                                   -------------------------------------
Total costs of revenues:                                 2,666,800            2,129,173

Operating expenses:
Product development                                        227,314              187,509
Sales and marketing                                        446,491              476,333
General and administrative                               1,440,964              989,124
                                                   -------------------------------------

Total costs and expenses                                 4,781,569            3,782,139

Loss from operations                                    (2,225,683)            (650,750)

Interest expense                                            (5,840)            (147,002)
                                                   -------------------------------------

Loss before provision for income taxes                  (2,231,523)            (797,752)

Provision for income taxes                                     800                  800
                                                   -------------------------------------

Net loss                                           $    (2,232,323)     $      (798,552)
                                                   =====================================

Basic and diluted loss per common share:
Net loss per share                                 $         (0.08)     $         (0.04)
                                                   =====================================

Basic and diluted weighted average shares               28,000,009           20,697,233
                                                   =====================================


            See accompanying notes to unaudited interim financial statements


                                           4

                                    GENIUS PRODUCTS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          FOR THE THREE MONTHS ENDED


                                                                                           MARCH 31,
                                                                                     2005             2004
                                                                                -------------------------------
Cash flows from operating activities:
Net loss                                                                        $ (2,232,323)     $   (798,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                         35,922           104,373
Change in allowance for doubtful accounts and provision for returns                 (837,217)           11,051
Common stock issued for services                                                      58,579            33,000
Stock options granted to non-employees for services                                       --           157,383
Stock issued for the remastering of movies on DVD                                         --          (350,000)
Interest expense on redeemable common stock                                            4,825             6,289
Amortization of discounts on notes payable                                                --           104,980
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                                2,687,842        (1,019,166)
Inventories                                                                          646,738          (596,437)
Prepaid royalties                                                                   (607,810)           10,666
Prepaid expenses and deposits                                                         16,799           315,966
Development of production masters                                                   (270,379)         (434,727)
Increase (decrease) in:
Accounts payable                                                                  (4,723,799)        1,351,507
Accrued payroll & related items                                                       14,765            15,938
Accrued expenses and other                                                           123,147            16,989
                                                                                -------------------------------

Net cash used in operating activities                                             (5,082,911)       (1,070,740)

Cash flows from investing activities
Net cash paid during Wellspring acquisition                                         (188,886)               --
Purchase of property and equipment                                                   (36,857)          (78,520)
                                                                                -------------------------------

Net cash used in investing activities                                               (225,743)          (78,520)
                                                                                -------------------------------

Cash flows from financing activities:
Payments on notes payable                                                                 --          (294,999)
Payments on short term debt                                                       (2,349,219)               --
Payments of offering costs                                                          (718,589)               --
Proceeds from exercise of options                                                     83,580                --
Proceeds from exercise of warrants                                                   557,560                --
Proceeds from issuance of common stock                                            10,300,000         6,425,468
                                                                                -------------------------------

Net cash provided by financing activities                                          7,873,332         6,130,469

Net increase (decrease) in cash and equivalents                                    2,564,678         4,981,209

Cash at beginning of period                                                        1,223,880           941,332
                                                                                -------------------------------

Cash at end of period                                                           $  3,788,558      $  5,922,541
                                                                                ===============================

Non-cash investing and financing activities:
Repayment of officer loans by return of common stock                                      --      $     25,751
Repayment of notes receivable by return of common stock                                   --      $  2,796,242
Interest on notes receivable                                                              --      $      8,240
Warrants issued for offering costs                                              $  1,014,986                --
Issuance of common stock for offering costs                                     $    350,000                --


                       See accompanying notes to unaudited interim financial statements


                                                      5

                     GENIUS PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Genius Products, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of Genius Products, Inc.

The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statement contained in the Company's Form 10-KSB for the year ended December 31, 2004. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. Interim results are not necessarily indicative of future or annual results.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Genius Products, Inc., its wholly owned subsidiary (Sanuk Corporation), which is inactive, and AVMC, which was acquired on March 21, 2005. In regard to the AVMC subsidiary, the period from March 21, 2005 to March 31, 2005 is not material from an operations perspective, hence, the AVMC results for this period are not included in the Statement of Operations for the three month period ending March 31, 2005. The estimated, unaudited AVMC Balance sheet is included in the consolidated Balance Sheet presented at March 31, 2005 (See Note
5). All significant inter-company transactions and accounts have been eliminated in consolidation.

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

CONCENTRATIONS OF CREDIT RISK. For the three month period ended March 31, 2005, Sam's Club, Target Stores, 99 Cent Only Stores, and Anderson Merchandisers accounted for 16%, 14%, 13% and 13% of net revenues respectively. For the three month period ended March 31, 2004, Dollar Tree and Anderson Merchandisers comprised 45% and 18%, respectively, of net revenues.

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

INVENTORIES. Inventories consist of raw materials and finished goods and are valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed. For the three month period ending March, 31, 2005, the Company recorded an addition to inventory reserve of $46,822. Total inventory reserve at March 31, 2005 is $521,180 across all product lines.

LONG-LIVED ASSETS. Property and Equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method. Music production masters are stated at cost net of accumulated amortization. Costs incurred for music production masters, including licenses to use certain classical compositions, royalties, and recording and design costs, are capitalized and amortized over a three or seven year period using the straight line method from the time a title is initially released, consistent with the estimated timing of revenue for a title.

We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to direct operating expenses in accordance with Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films", using the individual film forecast method over a period of ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. Films classified as part of a library have an initial release date of more than three years prior to acquisition. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of the unamortized costs of the library to its estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition. The unamortized library costs at March 31, 2005 was $17,895,804. The Company estimates the total amortization expense for 2005 to be $932,391.

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

STOCK-BASED COMPENSATION. The Company has elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation" as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123", and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, as amended by SFAS No. 148, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                For the quarter ended March 31,
                                                     2005              2004
                                               ---------------------------------

Net Loss as Reported                           $  (2,232,323)     $    (798,552)
   Compensation cost at fair value                  (176,520)          (241,943)
                                               ---------------------------------
Pro forma Net Loss                             $  (2,408,843)     $  (1,040,495)
                                               =================================
Basic loss per share:
   As reported                                 $       (0.08)     $       (0.04)
   Pro forma                                   $       (0.09)     $       (0.05)
                                               =================================

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for the quarter ended March 31, 2005 and 2004: expected volatility of 60% and between 20% and 50%, respectively, risk-free interest of 3.7% and between 2.6% and 4%, respectively, expected life of 1 to 10 years and no expected dividends for both years. The weighted-average exercise price of outstanding stock options at March 31, 2005 and 2004 was $1.43 and $1.25 respectively. The weighted average remaining contractual life of outstanding options at March 31, 2005 and 2004 was 8.2 years and 10 years respectively.

LOSS PER SHARE. Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. All potential common shares were anti-dilutive, and excluded from loss per share calculations

REVENUE RECOGNITION. Revenues are recorded upon the shipment of goods. Costs of sales and an allowance for returns are also recorded at the time of shipment. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation is performed quarterly. Sales made under consignment or guaranteed sales arrangements are not recognized as net revenue until such time that cash is received for the sale and release of return liability is confirmed by the customer.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company's financial statements.


NOTE 2:  INVENTORY

                                              March 31,            December 31,
                                                2005                  2004
                                           ------------------------------------

Raw Materials                              $     368,910         $     349,231
Finished Goods                                 3,729,015             3,598,610
                                           ------------------------------------
                                           $   4,097,925         $   3,947,841
Allowance for Obsolescence                      (521,180)             (474,358)
                                           ------------------------------------
                                           $   3,576,745         $   3,473,483
                                           ====================================

NOTE 3:  PROPERTY AND EQUIPMENT

                                                 March 31,        December 31,
                                                   2005               2004              USEFUL LIVES
                                              ---------------------------------
Computers and equipment                       $     595,929      $     424,071           3 - 5 years
Furniture and fixtures                               78,746             33,746           3 - 7 years
Leasehold improvements                               22,365             22,365      Lesser of lease term
                                              ---------------------------------        or useful life.
                                                    697,040            480,182
Accumulated depreciation and amortization          (248,704)          (215,193)
                                              ---------------------------------
                                              $     448,336      $     264,989
                                              =================================

         Depreciation expense for the periods ended March 31, 2005 and 2004 were $33,510 and $13,439 respectively.


NOTE 4:  STOCKHOLDERS' EQUITY

COMMON STOCK
------------

         During the three months ended March 31, 2005, we issued a total of 14,875,925 common shares and returned no common shares to treasury. 6,518,987 shares were issued for proceeds of $10.3 million in conjunction with a private placement offering and 7,000,000 shares were issued in conjunction with the acquisition of American Vantage Media Corporation. We issued 712,338 shares at $2.16 to $2.27 per share for services rendered in connection with the private placement offering , 562,000 shares for the exercise of warrants at $.63 to $1.00 per share and 82,600 shares for the exercise of options at $.80 to $1.50 per share.

         During the three months ended March 31, 2005, we issued a total of 3,549,076 warrants to purchase common stock at $1.58 to $2.78 per share. 2,086,076 were issued in conjunction with the private placement offering. 1,463,000 were issued in conjunction with the transaction to acquire American Vantage Media Corporation, of which, 63,000 warrants were issued as offering costs.

STOCK OPTIONS AND WARRANTS
--------------------------

A summary of stock option and warrant activity follows:

                                                                                 Weighted
                                                            Options and          Average
                                                              Warrants           Exercise
                                                            Outstanding           Price
                                                          --------------------------------
December 31, 2004                                             22,711,748          $1.86
Granted                                                        3,569,076          $2.46
Exercised                                                       (644,600)         $0.99
Canceled                                                        (189,976)         $1.90
                                                          ---------------
March 31, 2005                                                25,446,248          $1.96
                                                          ===============
Options and warrants exerciseable, March 31, 2005             20,637,946          $1.84
                                                          ===============

PRIVATE PLACEMENT
-----------------

On March 2, 2005, the Company entered into a Securities Purchase Agreement with certain institutional investors related to the private placement of 6,518,987 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 1,303,797 shares of Common Stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The fair value of these warrants was estimated as $1,392,231 using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4%, an expected life of five years and no expected dividends. The transaction closed on March 3, 2005 and the Company realized gross proceeds of $10.3 million from the financing before deducting commissions and other expenses. Offering costs related to the transaction totaled $2,086,971 comprised of $718,589 cash payments for legal and investment services, $350,000 for 162,037 shares of stock valued at $2.16 per share issued for investment services and 782,279 warrants, half at an exercise price of $2.56 and half at an exercise price of $2.78, valued at $1,014,986. The value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4%, an expected life of five years and no dividends. The Company agreed to register for resale the shares of Common Stock issued in the private placement and shares issuable upon exercise of warrants. Such registration statement became effective on May 11, 2005.

NOTE 5:  ACQUISITION OF AVMC

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation ("AVMC"), a subsidiary of American Vantage Companies ("AVC"). The acquisition was completed through an Agreement and Plan of Merger ("Merger Agreement") which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock valued at $2.27 per share and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $6.3 million in debt of AVMC. The fair value of these warrants was estimated as $1,596,482 using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4.2%, an expected life of five years and no expected dividends. The purchase price is approximated by using the average closing market price of the Company's common stock over the two-day period before and after the sale was announced. $1,559,911 in direct costs incurred for the acquisition include $238,886 for legal and professional services related to the valuation of the Wellspring library, as well as a transaction fee of $1,249,183 paid in the form of 550,301 shares issued at a value of $2.27 per share, and 63,000 warrants, half at an exercise price of $2.56 and half at an exercise price of $2.78, for $71,842. The value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4.2%, an expected life of five years and no dividends.

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

AVMC-STANDALONE                                (UNAUDITED)
Cash                                          $     50,000
Accounts Receivable                              3,000,000
Inventory                                          750,000
Other current Assets                               150,000

Total Current Assets                          $  3,950,000

Wellspring Library                              14,800,000
Fixed Assets                                       180,000
Goodwill                                        11,375,612

Total Assets                                  $ 30,305,612

Accounts Payable                              $  4,125,000
Accrued Expenses                                   785,000
Short Term Debt                                  2,349,219
Long Term Debt                                   4,000,000

Total Liabilities                             $ 11,259,219


                                           THREE MONTHS ENDED
PRO-FORMA                                        31-MAR           31-MAR
COMBINED COMPANY                                  2004             2005

Net Revenues                                  $  5,924,389           *
Net Loss                                      $ (1,204,552)          *
Net loss per common share                           $ 0.06           *
(basic and diluted)


The unaudited pro-forma information above represents the results of operations of the Company as if AVMC had been a part of the Company as of January 1, 2004.

(*) The pro-forma March 31, 2005 estimate cannot be provided at the time of this filing as American Vantage Companies filed their 10-KSB late, on May 10, 2005 and has not completed the accounting for the period ending March 31, 2005.

The unaudited pro-forma information may not be indicative of the results that would actually have been achieved had the acquisition occurred as of the date of the periods indicated or that may be obtained in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THIS REPORT. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR THE COMPANY'S FUTURE FINANCIAL PERFORMANCE THAT INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. FOR ADDITIONAL INFORMATION CONCERNING THESE FACTORS, SEE THE INFORMATION UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004.

OVERVIEW

         We are an entertainment company that produces, publishes and distributes films, videos and music on digital video discs ("DVDs"), videos ("VHS") and compact discs ("CDs"), and the new Universal Media Disc (UMD) under a variety of branded and, non-branded names. Our products are sold at retail outlets nationwide, and, to a lesser extent, internationally, either through distributors or through retailers that we sell to directly. We also sell our products through various websites on the Internet, including our own, www.geniusproducts.com. Our current business includes revenues from three major sources, as follows:

         o        Sales of branded proprietary and licensed DVDs and VHS (30.3%
                  of gross revenues for the first three months of 2005);
         o        Sales of branded proprietary and licensed music audio CDs and cassettes (38.0% of gross revenues for the first three months of 2005); and
         o Sales of non-branded DVDs and music CDs (31.7% of gross revenues for the first three months of 2005).

         Revenues from royalties, licensing and other revenue were not significant in the first three months of 2005 as we have terminated our distribution agreement with Warner Home Video and discontinued our sales of jewelry in fourth quarter 2004.

         Consistent with other retail product distributors, we experience some degree of sales seasonality. Our second quarter (period ending June 30) is typically the lowest sales period and our fourth quarter the highest. However we have grown significantly over the past few quarters, and therefore our changes in revenues may not track industry seasonality norms. In addition, we will be placing a higher focus on our branded and proprietary business and less of a focus on value priced products. This transition may affect future quarterly results.

         We do not report our different products as segments because we do not allocate our resources among products nor do we measure performance by product. Finally, we do not maintain discrete financial information regarding product lines. Our chief operating decision maker receives financial information taken as a whole. Due to our size and limited resources, our sales, marketing and product development efforts are performed by the same personnel who support all products. Our warehousing costs also reflect support of all products and cannot be distinguished among product lines. In addition, we do not report our retail operations, representing sales over the Internet, as a separate segment as they are immaterial, representing less than 1% of revenues. Our Internet presence is maintained primarily for advertising and brand recognition purposes.

         On March 2, 2005, the Company entered into a Securities Purchase Agreement with certain institutional investors related to the private placement of 6,518,987 shares of its common stock, par value $0.0001 per share, and five-year warrants to purchase 1,303,797 shares of Common Stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The transaction closed on March 3, 2005 and the Company realized gross proceeds of $10.3 million from the financing, before deducting commissions and other expenses. The Company agreed to register for resale the shares of Common Stock issued in the private placement and shares issuable upon exercise of warrants. Such registration statement became effective on May 11, 2005.

         On March 21, 2005, we completed our acquisition of American Vantage Media Corporation ("AVMC"), a subsidiary of American Vantage Companies ("AVC"). The acquisition was completed through an Agreement and Plan of Merger ("Merger Agreement") which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock valued at $2.27 per share and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $6.3 million in debt of AVMC.

CRITICAL ACCOUNTING POLICIES

         There have been no significant changes in the critical accounting policies disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-KSB. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported. The significant areas requiring the use of management's estimates relate to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty fee advances, and sales returns and allowances. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

         Audio revenues for the first quarter of 2005 were composed of Baby Genius, Kid Genius, licensed music CDs, Interactive music programs and a Value music product sold at an entry level price point at retail. Audio revenues increased $542,207 or, 70% in the first quarter of 2005 to $1,320,810, as compared to $778,603 in the first quarter of 2004. The increase is attributed to higher sales of the Baby Genius and licensed music product and continued sales of the Value music product and Lifestyles Music Program that was introduced in the fourth quarter of 2004.

         DVD and VHS revenues for the first quarter of 2005 were composed of sales of branded products including AMC, TV GUIDE and Hollywood Classic and branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD. DVD and VHS revenues were $1,419,262 during the first quarter of 2005, as compared to $2,497,044 in the first quarter of 2004. The $1,077,782 decrease, or approximately 43%, was primarily due to a $1,204,713 decrease in sales of value priced, non-branded classic movie and television show DVDs, and reduced sales of the AMC product, partially offset by the sales of the branded Classic Animated products launched this quarter. Branded DVD sales represented approximately 64% of DVD sales for the first quarter of 2005 compared to approximately 47% of DVD sales for first quarter 2004.

         Royalties, licensing and other revenues were composed of royalties from our prior agreement with Warner Home Video, licensing fees from the license of our Baby Genius brand name, sales of gift sets and plush toys. Royalties, licensing and other revenues decreased to $25,118 in the first quarter of 2005 from $49,050 in the first quarter of 2004, a decrease of $23,932, or 49%. Current quarter sales were comprised of plush toys only.

         Total gross revenues decreased $559,507, or 17%, during the quarter ended March 31, 2005, to $2,765,190, as compared to $3,324,697 in the same period last year due primarily to decreased sales of DVD products as discussed above. During the first quarter of 2005, four customers accounted for 10% or more of gross revenues. Sam's Club, Target Stores, 99 Cent Only Stores, and Anderson Merchandisers accounted for 16%, 14%, 13% and 13% of revenues respectively. For the three month period ended March 31, 2004, Dollar Tree and Anderson Merchandisers comprised 45% and 18%, respectively, of revenues.

         Sales returns, discounts and allowances increased $15,996, or 8%, to $209,304 or 7.6% of gross revenues in the first quarter of 2005, as compared to $193,308 or 5.8% of gross revenues in the first quarter of 2004. The provision for sales returns and allowances is calculated in accordance with historical averages, but will vary based on customer and product mix.

         Net revenues decreased by $575,503, or 18%, to $2,555,886 for the three months ended March 31, 2005, from $3,131,389 for the three months ended March 31, 2004, due to the decrease in sales of DVD products as discussed above.

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

         Audio cost of sales in the first quarter of 2005 was 60% of audio revenues, as compared to 44% for the same period in 2004. The increase in costs as a percentage of revenues was due to a sales mix which included sales of the value audio product in first quarter of 2005 which is sold at lower margins than the branded audio product. Audio sales for first quarter of 2004 was of branded audio only.

         DVD and VHS cost of sales in the first quarter of 2005 was 115% of DVD and VHS revenues, as compared to 64% for the first quarter of 2004. During the first quarter of 2005, the Company sold certain DVD products at a significant discount in order to generate cash in anticipation of closing a private equity placement and an acquisition. The loss on the sales of discounted DVD product was approximately $383,000. In addition, the Company had other one-time DVD cost of sales expenses which included a $104,000 charge to settle expediting fees with a supplier.

         Costs of other revenues were 85% of royalty, licensing and other revenues in first quarter of 2005 as compared to 92% in the first quarter of 2004. The slight decrease in costs as a percentage of revenue is due to product mix.

         Amortization of production masters increased $84,121, or 95%, to $172,670 for first quarter 2005 as compared to $88,549 for first quarter 2004. We currently anticipate that product development amortization expenses will continue to increase compared to similar periods in 2004 as we continue to invest in product content and product packaging development.

         The Company took a $46,822 charge to cost of sales in first quarter of 2005 as a general inventory reserve for obsolete product. The total inventory reserve at March 31, 2005 is $521,180.

         Warehouse expenses decreased by $1,686, or 3%, in the first quarter of 2005 as decreased sales resulted in lower warehouse operations costs.

         Product development expenses increased by $39,805, or 21%, in the first quarter of 2005, as compared to the same quarter in 2004. The increase is attributed to increased personnel and consulting costs.

         Sales and marketing expenses decreased by $29,842, or 6%, in the first quarter of 2005 as compared to the same quarter in 2004. This decrease is due to decreased commissions partially offset by the increased costs of our direct sales force.

         General and administrative expenses increased by $451,840, or 46%, in the first quarter of 2005, as compared to the same quarter in 2004. The increase is primarily due to costs associated with the private equity placement and acquisition including increased audit and legal fees. In addition, the Company accrued a $150,000 charge for severances during the first quarter of 2005.

         Interest expense decreased to $5,840 for the three months ended March 31, 2005, compared to $147,002 for the same quarter in 2004, due to the payoff of Notes Payable in the fourth quarter of 2004.

         The net loss for the first quarter of 2005 of $2,232,323 was $1,433,771 greater than the net loss of $798,552 for the same quarter in 2004 as the result of decreased revenues, reduced margins due to discounted product pricing and expenses associated with the private equity placement and acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the three months ended March 31, 2005 was $5,082,911, primarily due to the net loss and decreases in accounts payable, partially offset by decreases in accounts receivable. For the three months ended March 31, 2004, net cash used in operations was $1,070,740, driven primarily by the net loss and increases in accounts receivable, inventories and development of production masters.

         Net cash used in investing activities in the three months ended March 31, 2005, was $225,743, primarily attributed to obligations paid related to the American Vantage acquisition. For the three months ended March 31, 2004, net cash used in investing activities was $78,520, which was the result of investment in computer equipment.

         Cash provided from financing activities of $7,873,332 in the three-month period ending March 31, 2005, were from the sale of our common stock in a private equity placement in March, 2005 and cash received from the exercise of stock options and warrants. Cash received was partially offset by payments on short term debt and offering costs. In the first three months of 2004, cash provided by financing activities accounted for $6,130,469, primarily driven by a private equity placement of $6,425,468, and partially offset by payments of $294,999 on notes payable.

         At March 31, 2005, we had cash balances of $3,788,558 and net accounts receivable of $4,764,449. We expect to raise additional equity capital in the second quarter of 2005 to further fund working capital needs and future growth opportunities. Although we believe that our expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2005, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, our cash and equivalents were invested in financial institutions with investment grade credit ratings. Due to the short duration of our investment portfolio and the high quality of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not enter into hedging or derivative instrument arrangements.


ITEM 4.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We have disclosed in previous reports filed with the Securities and Exchange Commission (i) a complaint filed against our new subsidiary American Vantage Media Corporation and Wellspring Media, Inc. in U.S. Bankruptcy Court for the District of Delaware by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate., and (ii) a possible rescission offer in Washington State. There have been no material developments in these matters. For a complete description of the facts and circumstances surrounding the Winstar litigation, see the disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2004 under "Item 3. Legal Proceedings", which are incorporated by reference herein.

         We and our subsidiaries are defendants in various other lawsuits most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation is likely to have a material adverse effect on the Company.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Unregistered securities were issued in the first quarter of 2005 as follows:

--------------- ------------ ---------------- -------------- ----------------- ---------------------------------------
                NO. OF                        CLASS OF
SALE DATE(S)    SHARES       NET PROCEEDS     PERSON         EXEMPTION         ADDITIONAL INFORMATION
--------------- ------------ ---------------- -------------- ----------------- ---------------------------------------
2/17/05              12,000           $7,560  Accredited     Rule 506 of       Exercise of warrants at $0.63 per
                                              Investor       Regulation D      share.
--------------- ------------ ---------------- -------------- ----------------- ---------------------------------------
3/2/05            6,518,987       $9,273,902  Accredited     Rule 506 of       Private placement of stock, including
                                              Investors      Regulation D      5-year warrants to purchase 1,303,797
                                                                               shares of common stock, half at an
                                                                               exercise price of $2.56 per share and
                                                                               half at $2.78 per share.
--------------- ------------ ---------------- -------------- ----------------- ---------------------------------------
3/15/05              50,000          $50,000  Accredited     Rule 506 of       Exercise of warrants at $1.00 per
                                              Investor       Regulation D      share.
--------------- ------------ ---------------- -------------- ----------------- ---------------------------------------
3/15/05              50,000          $50,000  Accredited     Rule 506 of       Exercise of warrants at $1.00 per
                                              Investor       Regulation D      share.
--------------- ------------ ---------------- -------------- ----------------- ---------------------------------------
3/21/05             200,000         $200,000  Accredited     Rule 506 of       Exercise of warrants at $1.00 per
                                              Investor       Regulation D      share.
--------------- ------------ ---------------- -------------- ----------------- ---------------------------------------
3/21/05           7,000,000   Acquisition of  Accredited     Rule 506 of       Issuance of 7,000,000 shares plus
                                    American  Investor       Regulation D      5-year warrants to purchase 1,400,000
                               Vantage Media                                   shares of common stock, half at an
                                 Corporation                                   exercise price of $2.56 per share and
                                                                               half at $2.78 per share.
--------------- ------------ ---------------- -------------- ----------------- ---------------------------------------
3/23/05             300,000         $300,000  Accredited     Rule 506 of       Exercise of warrants at $1.00 per
                                              Investor       Regulation D      share.
--------------- ------------ ---------------- -------------- ----------------- ---------------------------------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS

         EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit No.       Description
-----------       -----------

3.1 Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Form 10-KSB filed on March 31,
                  2005).

3.2 Bylaws (incorporated by reference from Exhibit 3.2 to the Company's Form 10-KSB filed on March 31, 2005).

3.3               Amendment to Bylaws, dated March 18, 2005. *

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

Dated:  May 16, 2005            GENIUS PRODUCTS, INC.,
                                a Delaware Corporation


                                By: /s/ Trevor Drinkwater
                                    --------------------------------------------
                                    Trevor Drinkwater
                                    Chief Executive Officer and
                                    (Principal Executive Officer)

Dated:  May 16, 2005            By: /s/ Andrew C. Schmidt
                                    --------------------------------------------
                                    Andrew C. Schmidt
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)