Form 10-Q
period 2005-06-30
GENIUS PRODUCTS INC
filed 2005-08-22
CIK 1098016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

COMMISSION FILE NUMBER 000-27915

GENIUS PRODUCTS, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0852923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

740 LOMAS SANTA FE, SUITE 210

SOLANA BEACH, CA 92075

(Address of principal executive offices)

(858) 793-8840

(Issuer’s telephone number)

NOT APPLICABLE

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

There were 43,421,437 shares outstanding of the issuer’s Common Stock as of August 16, 2005.

Transitional small business disclosure format (check one): Yes ☐    No ☒

GENIUS PRODUCTS, INC.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, among other things, our goals, plans and projections regarding our financial position, results of operations, market position, product development and business strategy. These statements may be identified by the use of words such as “will,” “may,” “estimate,” “expect,” “intend,” “plan,” “believe,” “should”, “would”, “could” or the negative of these terms and other terms of similar meaning in connection with any discussion of future operating or financial performance. All forward-looking statements are based on our current views with respect to future events, are based on assumptions and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause action outcomes and results to differ materially from current expectations. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report.

These factors include, among other things, our inability to raise additional working capital, changes in debt and equity markets, increased competitive pressures, changes in our business plan, and changes in the retail DVD and entertainment industries. For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-KSB. Unless otherwise required by law, we undertake no obligation to publicly update any forward- looking statement, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005	DECEMBER 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and equivalents	$1,622,547	$1,223,881
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,076,399 and $1,542,085	4,165,991	3,615,073
Inventories, net of obsolescence allowance $830,619 and $474,358	5,112,734	3,473,483
Prepaid royalties	1,918,454	1,042,120
Prepaid expenses	582,636	312,046

Total current assets	13,402,362	9,666,603
Property and equipment, net of accumulated depreciation of $281,655 and $215,194	279,038	264,989
Production masters, net of accumulated amortization of $1,490,577 and $805,891	3,456,267	2,825,426
Film library, net of accumulated amortization of $585,991 and $0	16,095,700	—
Goodwill	12,873,490	—
Deposits and other	874,212	239,148

	$46,681,069	$12,996,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,011,509	$7,329,218
Notes payable	4,000,000	—
Accrued expenses	1,595,816	789,166
Customer deposits	192,454	—
Debentures payable	50,750	50,750
Redeemable common stock	404,822	395,172

Total current liabilities	15,255,351	8,564,306

Stockholders’ equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 and $.001 par value; 100,000,000 shares authorized; 43,246,437 and 25,208,512 shares outstanding	4,270	25,209
Committed common stock	1,331,683
Additional paid-in capital	59,106,107	25,984,012
Accumulated deficit	(28,716,342)	(21,577,361)

Total stockholders’ equity	31,475,718	4,431,860

	$46,681,069	$12,996,166

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED

	JUNE 30,
	2005	2004
Revenues:
Video and DVD	$3,797,130	$2,004,043
Theatrical	467,469	—
Audio	494,707	275,934
Royalties, licensing and other	339,803	26,240

Gross revenues	5,099,109	2,306,217
Sales returns, discounts and allowances	(1,276,659)	(248,660)

Net revenues	3,822,450	2,057,557
Costs and expenses:
Cost of sales:
Video and DVD	2,335,272	1,404,283
Theatrical	1,155,663	—
Audio	699,600	142,091
Amortization of production masters and film library	973,254	112,429

Total costs of sales:	5,163,789	1,658,803

Gross profit (loss)	(1,341,339)	398,754
Operating expenses:
Product development	216,839	203,353
Sales and marketing	631,194	472,402
General and administrative	2,632,161	867,410

Total costs and expenses	8,643,983	3,201,968
Loss from operations	(4,821,533)	(1,144,411)
Other income (expense)	—	9,460
Interest expense	(76,948)	(111,736)

Loss before provision for income taxes	(4,898,482)	(1,246,687)
Provision for income taxes	8,175	—

Net loss	$(4,906,657)	$(1,246,687)

Basic and diluted loss per common share:
Net loss per share	$(0.12)	$(0.05)

Basic and diluted weighted average shares	41,754,657	24,442,271

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED

	JUNE 30,
	2005	2004
Revenues:
Video and DVD	$5,216,392	$4,501,088
Theatrical	467,469	—
Audio	1,815,517	1,054,537
Royalties, licensing and other	364,921	75,291

Gross revenues	7,864,299	5,630,916
Sales returns, discounts and allowances	(1,485,963)	(441,969)

Net revenues	6,378,336	5,188,947
Costs and expenses:
Cost of sales:
Video and DVD	3,967,435	3,082,691
Theatrical	1,155,663	—
Audio	1,490,400	504,308
Amortization of production masters and film library	1,145,924	200,978
Warehouse expense and others	71,167	—

Total costs of sales:	7,830,589	3,787,977

Gross profit (loss)	(1,452,254)	1,400,970
Operating expenses:
Product development	444,153	390,862
Sales and marketing	1,077,685	948,735
General and administrative	4,073,125	1,856,534

Total costs and expenses	13,425,552	6,984,108
Loss from operations	(7,047,216)	(1,795,161)
Other income (expense)	—	9,439
Interest expense	(82,788)	(339,506)

Loss before provision for income taxes	(7,130,005)	(2,125,228)
Provision for income taxes	8,975	800

Net loss	$(7,138,980)	$(2,126,028)

Basic and diluted loss per common share:
Net loss per share	$(0.20)	$(0.09)

Basic and diluted weighted average shares	34,915,329	22,579,860

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

	JUNE 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,138,980)	$(2,126,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,393,971	236,286
Change in allowance for doubtful accounts and provision for returns	(466,406)	(34,491)
Common stock issued for services	82,500	58,800
Amortization of warrants issued for services	149,295	29,072
Stock options granted to non-employees for services	—	249,732
Stock issued for the remastering of movies on DVD	—	(350,000)
Interest expense on redeemable common stock	9,650	11,952
Amortization of discounts on notes payable	—	263,821
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,374,880	(401,964)
Inventories	(989,357)	(599,522)
Development of production masters	(1,067,415)	(746,679)
Development of film library	(956,691)	—
Prepaid royalties	(876,334)	80,466
Prepaid expenses and deposits	(462,276)	(217,358)
Increase (decrease) in:
Accounts payable	(4,342,106)	417,389
Accrued expenses and other	109,914	63,003

Net cash used in operating activities	(12,179,355)	(3,065,521)
Cash flows from investing activities
Patents and trademarks	(9,800)	(3,005)
AVM transition expenses	(300,000)	—
Purchase of property and equipment	(40,692)	(130,462)

Net cash used in investing activities	(350,492)	(133,467)

Cash flows from financing activities:
Payments on notes payable	—	(294,999)
Payments on short-term debt	(2,349,219)	—
Payments of offering costs	(834,391)	—
Purchase of redeemable common stock	—	(73,948)
Proceeds from exercise of options	91,140	159,860
Proceeds from exercise of warrants	707,560	—
Proceeds from issuance of common stock	15,313,423	6,419,968

Net cash provided by financing activities	12,928,513	6,210,881

Net increase (decrease) in cash and equivalents	398,666	3,011,893
Cash at beginning of period	1,223,881	941,332

Cash at end of period	$1,622,547	$3,953,225

Non-cash investing and financing activities:
Repayment of officer loans by return of common stock	—	$25,751
Repayment of notes receivable by return of common stock	—	$2,796,242
Interest on notes receivable	—	$8,240
Warrants issued for offering costs	$1,014,986	872,154
Issuance of common stock for offering costs	$350,000	—

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

Genius Products, Inc. (“Genius”, on a parent-only basis, and “we” or “our” on a Consolidated basis), incorporated under the laws of the State of Delaware in 2004, is headquartered in Solana Beach, California. We are an entertainment company, which together with our wholly owned subsidiaries, American Vantage Media Corporation (“AVMC”) and Wellspring Media, Inc (“Wellspring”), produce, publish and distribute films, videos and music on digital video discs (“DVDs”), and to a smaller extent, videos(“VHS”) and compact discs “CDs”), and the new Universal Media Disc (UMD) under a variety of branded and, non-branded names. Our products are sold at retail outlets nationwide, and, to a very small extent, internationally, either through distributors or through retailers that we sell to directly. We also sell our products through various websites on the Internet, including our own, www.geniusproducts.com.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect our financial position or results.

The information furnished herein reflects all adjustments, consisting of only normal recurring accruals and adjustments which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the consolidated financial statement contained in the Company’s Form 10-KSB for the year ended December 31, 2004. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. Interim results are not necessarily indicative of future or annual results.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Genius Products, Inc., its wholly owned subsidiary American Vantage Media Corporation, also referred to herein as AVMC (and its wholly owned subsidiary Wellspring Media, Inc.) which was acquired on March 21, 2005, as well as, Sanuk Corporation (which is inactive). In regard to the AVMC subsidiary, the period from March 22, 2005 to March 31, 2005 were not material from an operations perspective, hence, the AVMC results for this period were not included in the Statement of Operations for the three month period ending March 31, 2005. The results from operations for the AVMC subsidiary for the period from March 22, 2005 to March 31, 2005 is included in the consolidated results for the three month period ended June 30, 2005, which resulted in additional revenues of $161,096 and expenses of $382,308. The estimated, unaudited AVMC Balance sheet is included in the consolidated Balance Sheet presented at March 31, 2005 (See Note 5). All significant inter-company transactions and accounts have been eliminated in consolidation. Certain 2004 amounts were reclassified to conform to 2005 presentation.

ACCOUNTS RECEIVABLE. The allowance for doubtful accounts and provision for sales returns includes management’s estimate of the amount expected to be lost or returned on specific accounts and for losses or returns on other as yet unidentified accounts included in accounts receivable. In estimating the allowance component for unidentified losses and returns, management relies on historical experience and takes into account current information obtained from retailers including retail sell-through data and retail inventory data as available. The amounts we will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

CONCENTRATIONS OF CREDIT RISK. For the three month period ended June 30, 2005, Dollar Tree and Anderson Merchandisers accounted for 15% and 11%, of net revenues, respectively. For the three month period ended June 30, 2004, 99 Cents Only Stores, Dollar Tree and Anderson Merchandisers comprised 22%, 17% and 16%, respectively, of net revenues.

For the six month period ended June 30, 2005, Anderson Merchandisers accounted for 10% of net revenues. For the six month period ended June 30, 2004, Dollar Tree, Anderson Merchandisers, and 99 Cents Only Stores comprised 35%, 16%, and 13%, respectively, of net revenues.

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. We restrict investment of temporary cash investments to financial institutions with investment grade credit ratings. We provide credit in the normal course of business to customers located throughout the United States. We perform ongoing credit evaluations of our customers, generally do not require collateral and maintain allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

INVENTORIES. Inventories consist of raw materials and finished goods and are valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. We regularly monitor inventory for excess or obsolete items and make any valuation corrections when such adjustments are needed.

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

We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to direct operating expenses in accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, using the individual film forecast method over a period of ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. Films classified as part of a library have an initial release date of more than three years prior to the acquisition of the film. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of the unamortized costs of the library to its estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition. The unamortized library costs and production masters at June 30, 2005 was $19,551,967. All exploitation costs, including print and advertising (P&A) costs associated with our theatrical department, are expensed as incurred.

Patents and trademarks covering a number of our products are being amortized on a straight-line basis over 5 to 17 years.

Long-lived assets, including goodwill, are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

STOCK-BASED COMPENSATION. We have elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123”, and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations.

Had compensation cost for our stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, as amended by SFAS No. 148, our net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	For the quarter ended June 30,
	2005	2004
Net Loss as Reported	$(4,906,657)	$(1,246,687)
Compensation cost at fair value	(145,492)	(223,109)

Pro forma Net Loss	$(5,052,149)	$(1,469,796)

Basic loss per share:
As reported	$(0.12)	$(0.05)
Pro forma	$(0.12)	$(0.06)

	For the six months ended June 30,
	2005	2004
Net Loss as Reported	$(7,138,981)	$(2,126,028)
Compensation cost at fair value	(322,012)	(465,052)

Pro forma Net Loss	$(7,460,993)	$(2,591,080)

Basic loss per share:
As reported	$(0.21)	$(0.09)
Pro forma	$(0.21)	$(0.11)

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for the quarter ended June 30, 2005 and 2004: expected volatility of 60% and between 20% and 50%, respectively, risk-free interest of 3.7% and between 2.6% and 4%, respectively, expected life of 1 to 10 years and no expected dividends for both years. The weighted-average exercise price of outstanding stock options at June 30, 2005 and 2004 was $1.86 and $1.69 respectively. The weighted average remaining contractual life of outstanding options at June 30, 2005 and 2004 was 8.0 years and 4.9 years respectively.

LOSS PER SHARE. Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options and warrants, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. All potential common shares of 25,489,454 were anti-dilutive, and excluded from loss per share calculations.

REVENUE RECOGNITION. Revenues from the sale of video and audio products are recorded upon the shipment of goods or in certain circumstances at the time of delivery, depending on the terms of the contract. Costs of sales and an allowance for returns are also recorded at the time of shipment. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation is performed quarterly. Sales made under consignment or guaranteed sales arrangements are not recognized as net revenue until such time that cash is received for the sale and release of return liability is confirmed by the customer. Revenues from the theatrical release of feature films is recognized at the time of exhibition based on our participation with box office receipts.

INCOME TAXES. We recognize deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. We are required to recognize a future tax benefit to the extent that realization of such benefit is more likely than not or a valuation allowance is applied.

GOODWILL. Goodwill is reviewed annually for impairment within each fiscal year or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. We will perform our annual impairment test as of December 31 in each fiscal year.

BUSINESS ACQUISITIONS. We account for our business acquisitions as a purchase, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. We do not expect adoption of FIN No. 47 to have a material impact on our financial statements.

Share Based Payments - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 Revised 2004 (“SFAS 123R”), “Share-Based Payment.” The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. We intend to adopt SFAS 123R for its fiscal year beginning January 1, 2006. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our statements of income. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require the us to estimate future forfeitures and adjust its estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are currently evaluating the requirements under SFAS 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted by us. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on January 1, 2006.

Accounting Changes and Error Corrections - In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

NOTE 2: INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

	June 30, 2005	December 31, 2004
Raw Materials	$768,422	$349,231
Finished Goods	5,174,931	3,598,610

	5,943,353	3,947,841
Allowance for Obsolescence	(830,619)	(474,358)

	$5,112,734	$3,473,483

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

	June 30, 2005	December 31, 2004	USEFUL LIVES
Computers and equipment	$502,883	$424,071	3 - 5 years
Furniture and fixtures	35,445	33,746	3 - 7 years
Leasehold improvements	22,365	22,365	Lesser of lease term or useful life.

	560,693	480,182
Accumulated depreciation and amortization	(281,655)	(215,193)

	$279,038	$264,989

Depreciation expense for the periods ended June 30, 2005 and 2004 were $80,776 and $13,439 respectively.

NOTE 4: STOCKHOLDERS’ EQUITY

COMMON STOCK

During the three months ended March 31, 2005, we issued a total of 14,875,925 common shares and returned no common shares to treasury. 6,518,987 shares were issued for proceeds of $10.3 million in conjunction with a private placement offering and 7 million shares were issued in conjunction with the acquisition of American Vantage Media Corporation. We issued 712,338 shares at $2.16 to $2.27 per share for services rendered in connection with the private placement offering, of which 562,000 shares for the exercise of warrants at $.63 to $1.00 per share and 82,600 shares for the exercise of options at $.80 to $1.50 per share.

During the three months ended March 31, 2005, we issued a total of 3,549,076 warrants to purchase common stock at $1.58 to $2.78 per share, of which 2,086,076 were issued in conjunction with the private placement offering, and 1,463,000 were issued in conjunction with the transaction to acquire American Vantage Media Corporation, of which, 63,000 warrants were issued as part of the offering costs.

During the three months ended June 30, 2005, we committed to issue shares totaling $82,500 related to recruiting expenses incurred during the quarter.

During the three months ended June 30, 2005, 162,000 common shares were issued related to the exercise of warrants for proceeds of $157,560.

STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity follows:

	Options and Warrants Outstanding	Weighted Average Exercise Price
December 31, 2004	22,711,748	$1.86
Granted	3,819,076	$2.47
Exercised	(806,600)	$0.98
Canceled	(225,770)	$1.84

June 30, 2005	25,489,454	$1.96

Options and warrants exerciseable, June 30, 2005	20,411,152	$1.85

PRIVATE PLACEMENT

On March 2, 2005, we entered into a Securities Purchase Agreement with certain institutional investors related to the private placement of 6,518,987 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 1,303,797 shares of Common Stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The fair value of these warrants was estimated as $1,392,231 using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4%, an expected life of five years and no expected dividends. The transaction closed on March 3, 2005 and we realized gross proceeds of $10.3 million from the financing before deducting commissions and other expenses. Offering costs related to the transaction totaled $2,086,971 comprised of $718,589 cash payments for legal and investment services, $350,000 for 162,037 shares of stock valued at $2.16 per share issued for investment services and 782,279 warrants, half at an exercise price of $2.56 and half at an exercise price of $2.78, valued at $1,014,986. The value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4%, an expected life of five years and no dividends. We agreed to register for resale the shares of Common Stock issued in the private placement and shares issuable upon exercise of warrants. Such registration statement became effective on May 11, 2005.

In May 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 3,000,000 shares of our common stock and five-year warrants to purchase 270,000 shares of our common stock at an exercise price of $2.56 per share. The fair value of these warrants was estimated as $270,959 using the Black-Scholes model with the following weighted average assumptions: expected volatility of 68%, risk free interest of 4%, an expected life of five years and no expected dividends. The transaction closed on May 20, 2005, and we realized gross proceeds of $5.25 million from the financing, before deducting commissions and other expenses. Offering costs related to the transaction totaled $236,577 comprised of cash payments for legal and investment services.

NOTE 5: ACQUISITION OF AVMC

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation (“AVMC”), a subsidiary of American Vantage Companies (“AVC”). The acquisition was completed through an Agreement and Plan of Merger (“Merger Agreement”) which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock valued at $2.27 per share and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $6.3 million in debt of AVMC. The fair value of these warrants was estimated as $1,596,482 using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4.2%, an expected life of five years and no expected dividends. The purchase price is approximated by using the average closing market price of our common stock over the two-day period before and after the sale was announced. $1,559,911 in direct costs incurred for the acquisition include $238,886 for legal and professional services related to the valuation of the Wellspring library, as well as a transaction fee of $1,249,183 paid in the form of 550,301 shares issued at a value of $2.27 per share, and 63,000 warrants, half at an exercise price of $2.56 and half at an exercise price of $2.78, for $71,842. The value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4.2%, an expected life of five years and no dividends.

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

(UNAUDITED)
AVMC-STANDALONE
Cash	$50,000
Accounts Receivable	2,500,000
Inventory	650,000
Other current Assets	75,000

Total Current Assets	$3,275,000

Wellspring Library	15,725,000
Fixed Assets	31,000
Goodwill	12,873,490

Total Assets	$31,904,490

Accounts Payable	$6,024,000
Accrued Expenses	890,000
Short Term Debt	2,349,219
Notes payable	4,000,000

Total Liabilities	$13,263,219

The short-term debt was paid off on March 22, 2005, and the notes payable are due in February 2006.

PRO-FORMA COMBINED COMPANY	THREE MONTHS ENDED JUNE 30,
	2005	2004
Net Revenues	$3,822,449	7,329,131
Net Loss	$(4,906,657)	(2,212,616)
Net loss per common share (basic and diluted)	$(0.12)	$(0.09)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Net Revenues	$7,942,987	13,158,959
Net Loss	$(8,547,130)	(3,362,560)
Net loss per common share (basic and diluted)	$(0.24)	$(0.15)

The unaudited pro-forma information above represents the results of operations of us as if AVMC had been a part of our results of operations as of January 1, 2004 and excludes the Catalog department of AVMC which was sold on August 1, 2005 for approximately $130,000 and resulted in no gain or loss.

The unaudited pro-forma information may not be indicative of the results that would actually have been achieved had the acquisition occurred as of the date of the periods indicated or that may be obtained in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THIS REPORT. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE THAT INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. FOR ADDITIONAL INFORMATION CONCERNING THESE FACTORS, SEE THE INFORMATION UNDER THE CAPTION “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004.

OVERVIEW

We are an entertainment company that produces, publishes and distributes films, videos and music on digital video discs (“DVDs”), and to a smaller extent, videos(“VHS”) and compact discs (“CDs”), and the new Universal Media Disc (UMD) under a variety of branded and, non-branded names. Our products are sold at retail outlets nationwide, and either through distributors or through retailers that we sell to directly. We also sell our products through various websites on the Internet, including our own, www.geniusproducts.com. Our business in the second quarter of 2005 includes revenues from four major sources, as follows:

•	Sales of branded proprietary and licensed DVDs and VHS (59% of gross revenues for the second quarter of 2005);

•	Sales of branded proprietary and licensed music audio CDs and cassettes (8% of gross revenues for the second quarter of 2005); and

•	Sales of non-branded DVDs and music CDs (17% of gross revenues for the second quarter of 2005).

•	Sales of theatrical and other (16% of gross revenues for the second quarter of 2005).

Revenues from royalties, licensing and other revenue were not significant in the first half of 2005 as we terminated our distribution agreement with Warner Home Video on March 5, 2004 and discontinued our sales of jewelry in fourth quarter 2004.

Consistent with other retail product distributors, we experience some degree of sales seasonality. Our second quarter (period ending June 30) is typically the lowest sales period and our fourth quarter the highest. We have also experienced higher returns during the first two quarters than during the last two quarters. However we have grown significantly over the past few quarters, and therefore our changes in revenues may not track industry seasonality norms. In addition, we will be placing a higher focus on our branded and proprietary business and less of a focus on value priced products. This transition may affect future quarterly results.

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

On March 2, 2005, we entered into a Securities Purchase Agreement with certain institutional investors related to the private placement of 6,518,987 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 1,303,797 shares of Common Stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The transaction closed on March 3, 2005 and we realized gross proceeds of $10.3 million from the financing, before deducting commissions and other expenses. We agreed to register for resale the shares of Common Stock issued in the private placement and shares issuable upon exercise of warrants. Such registration statement became effective on May 11, 2005.

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation (“AVMC”), a subsidiary of American Vantage Companies (“AVC”). The acquisition was completed through an Agreement and Plan of Merger (“Merger Agreement”) which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock valued at $2.27 per share and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $6.3 million in debt of AVMC.

In May 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 3,000,000 shares of our common stock and five-year warrants to purchase 270,000 shares of our common stock at an exercise price of $2.56 per share. The transaction closed on May 20, 2005, and we realized gross proceeds of $5.25 million from the financing before deducting commissions and other expenses.

Recent Events

•	On July 27, 2005, we announced a reorganization of our management team and announced that Michael Meader would resign as our president and become a consultant to the company and Klaus Moeller would resign as an executive, but will remain a Director and consult for us. Terms of the reorganization are as filed in the 8-K.

•	On June 23, 2005, Genius Products, Inc. and Shawn Howie entered into an employment agreement dated June 14, 2005, pursuant to which Mr. Howie has agreed to serve as an Executive Vice President and the Chief Financial Officer of the Company. Terms Of the “CFO Employment Agreement” are as filed in the 8-K.

•	On August 3, 2005, Genius Products, Inc. and Trevor Drinkwater entered into an employment agreement, pursuant to which Mr. Drinkwater agreed to serve as Chief Executive Officer of the Company. Terms of the “CEO Employment Agreement” are as filed in the 8-K.

The highlights above are intended to identify some of our more significant recent events occurring subsequent to the quarter’s end. However, these highlights are not intended to be a full discussion of our results subsequent to the quarter.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-KSB. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported. The significant areas requiring the use of management’s estimates relate to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty fee advances, and sales returns and allowances. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues:

Video revenues for the second quarter of 2005 were composed of sales of branded and proprietary products including AMC, TV GUIDE and National Lampoon, Bazooka, Wellspring and branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD. Video revenues were $3,797,130 during the second quarter of 2005, as compared to $2,004,043 in the second quarter of 2004. The $1,793,087 increase, or approximately 89%, was primarily due to the acquisition of AVMC on March 22, 2005, offset by a slight decrease in revenues from Genius products during the same period.

Theatrical revenues were composed of sales generated from film rental by our theatrical subsidiary, Wellspring Media Inc., acquired during the purchase of AVMC on March 22, 2005. The revenues generated from the period March 22, 2005 to June 30, 2005 were $467,469 compared to zero for the three months ended June 30, 2004. These revenues are offset by initial print and advertising (P&A) expenses of approximately $1.2 million, which are deemed investments for building future revenues.

Audio revenues for the second quarter of 2005 were composed of Baby Genius, Kid Genius, licensed music CDs, Interactive music programs and a Value music product sold at an entry level price point at retail. Audio revenues increased $218,773 or, 79% in the second quarter of 2005 to $494,707, as compared to $275,934 in the second quarter of 2004. The increase is attributed to higher sales of the Baby Genius and licensed music product and continued sales of the Value music product and Lifestyles Music Program that was introduced in the fourth quarter of 2004.

Royalties, licensing and other revenues were composed of royalties from licensing fees from Wellspring Media, Inc, and the license of our Baby Genius brand name, sales of gift sets and plush toys. Royalties, licensing and other revenues increased to $339,803 in the second quarter of 2005 from $26,240 in the second quarter of 2004, an increase of $313,563. The increase is primarily attributed to the acquisition of AVMC.

Gross revenues increased $2,792,891, or 121%, during the quarter ended June 30, 2005, to $5,099,108, as compared to $2,306,217 in the same period last year due primarily to increased sales of video and audio products as discussed above.

Sales returns, discounts and allowances increased $1,027,999, or 413%, to $1,276,659 or 25% of gross revenues in the second quarter of 2005, as compared to $248,660 or 11% of gross revenues in the second quarter of 2004. The increase is the result of the acquisition of AVMC, as well as, additional markdowns and higher than expected returns from sales generated before the second quarter of 2005. Additionally, there has been an industry trend towards an increasing percentage of returns for the sale of DVD’s. The provision for sales returns and allowances is calculated in accordance with historical averages and industry changes, but will vary based on customer and product mix.

Net revenues increased by $1,764,893, or 86%, to $3,822,450 for the three months ended June 30, 2005, from $2,057,557 for the three months ended June 30, 2004, due to the increase in sales of DVD and the acquisition of AVMC, offset by an increase in sales returns and allowances. During the second quarter of 2005, two customers accounted for 10% or more of gross revenues. Dollar Tree and Anderson Merchandisers accounted for 15% and 11% of net revenues, respectively. For the three month period ended June 30, 2004, 99 Cents Only Stores, Dollar Tree and Anderson Merchandisers comprised 22%, 17%, and 16%, respectively, of net revenues.

Costs and expense:

Cost of Sales:

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

Video cost of sales in the second quarter of 2005 increased $930,989 to $2,335,272, or 62% of video revenues, as compared to $1,404,283, or 70% of video revenues for the first quarter of 2004. The increase in cost of sales for the quarter ended June, 30, 2005 as compared to the same period ended June 30, 2004 is the result of an increase in video sales due to the addition of AVMC into our video product mix and inventory write-offs for VHS tapes.

Theatrical cost of sales represent print and advertising (P&A) costs of $1.2 million for the quarter ended June 30, 2005 compared to no P&A expense for the same period ended June 30, 2004. Theatrical P&A this quarter included significant expenditures on the release of titles such as Palindromes, Kings & Queens, Wild Side, and The Beat My Heart Skipped. The Beat My Heart Skipped was not released until 7/1/2005 but incurred P&A costs in the second quarter of 2005.

Audio cost of sales in the second quarter of 2005 were $699,600, or 141% of audio revenues, as compared to $142,091, or 51% of audio revenues for the same period in 2004. The increase in cost of sales was due to higher audio sales, an additional write-down of inventory during the second quarter of 2005, as well as an addition to a previous estimate relating to distribution costs.

Amortization of production masters and film library increased $860,825, or 766%, to $973,254 for the second quarter 2005 as compared to $112,429 for the second quarter 2004. The increase in amortization of production masters and film library is primarily the result of the acquisition of AVMC, as well as an increase in amortization of the production masters due to the development of our library. We currently anticipate that product development amortization expenses will continue to increase compared to similar periods in 2004 as we continue to invest in product content and product packaging development.

Operating Expense:

Product development expenses increased by $13,486, or 7%, to $216,839 in the second quarter of 2005, as compared to $203,353 for the same period in 2004. The slight increase is attributed to higher payroll, offset by a decrease in consulting costs.

Sales and marketing expenses increased by $158,792, or 34%, in the second quarter of 2005 as compared to the same quarter in 2004. This increase is due to the acquisition of AVMC, as well as, slightly higher salaries during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

General and administrative expenses increased by $1,764,751, or 204%, in the second quarter of 2005, as compared to $867,410 for the same quarter in 2004. The increase is primarily due to an increase in expenses, such as payroll, rent, and utilities as a result of the acquisition of AVMC. There are a number of transition expenses for the quarter ended June 30, 2005 related to AVMC and the reorganization which will be eliminated once the transition is completed.

Interest expense decreased to $76,948 for the three months ended June 30, 2005, or 31%, compared to $111,736 for the same quarter in 2004, due to the payoff of notes payable in the fourth quarter of 2004. The decrease for the quarter ended June 30, 2005 was partially offset by an increase in interest expense of $70,000 related to the $4.0 million notes payable acquired with AVMC.

The net loss for the second quarter of 2005 of $4,906,657 was $3,659,970 greater, or 294% than the net loss of $1,246,687 for the same quarter in 2004 as a result of additional reserves for sales returns and allowances, reduced margins due to discounted product pricing and theatrical P&A, as well as the additional SG&A expenses related to AVMC and the reorganization.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues:

Video revenues for the second quarter of 2005 were composed of sales of branded products including AMC, TV GUIDE and Hollywood Classic and branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD. Video revenues were $5,216,392 during the first six months of 2005, as compared to $4,501,088 in the first six months of 2004. The $715,304 increase, or approximately 16%, was primarily due to the acquisition of AVMC on March 22, 2005, offset partially by a decrease in sales of value priced, non-branded classic movies during the first half of 2005.

Theatrical revenues were composed of sales generated from film rental by our theatrical department acquired during the purchase of AVMC on March 22, 2005. The revenues generated from the period March 22, 2005 to June 30, 2005 were $467,469 compared to zero for the six months ended June 30, 2004. These revenues are offset by initial P&A expenses, which are deemed investments for building future revenues.

Audio revenues for the first half of 2005 were composed of Baby Genius, Kid Genius, licensed music CDs, Interactive music programs and a Value music product sold at an entry level price point at retail. Audio revenues increased $760,980 or, 72% in the first half of 2005 to $1,815,517, as compared to $1,054,537 in the first half of 2004. The increase is attributed to higher sales of the Baby Genius and licensed music product and continued sales of the Value music product and Lifestyles Music Program that was introduced in the fourth quarter of 2004.

Royalties, licensing and other revenues were composed of royalties from licensing fees from Wellspring Media, Inc and the license of our Baby Genius brand name, sales of gift sets and plush toys. Royalties, licensing and other revenues increased to $364,921 in the first six months of 2005 from $75,291 in the same period of 2004, an increase of $289,630. The increase is primarily attributed to the acquisition of AVMC.

Gross revenues increased $2,233,382, or 40%, during the six months ended June 30, 2005, to $7,864,298, as compared to $5,630,916 in the same period last year, due primarily to increased sales of video revenues from the acquisition of AVMC, as well as, an increase in audio sales as discussed above.

Sales returns, discounts and allowances increased $1,043,994, or 236%, to $1,485,963 or 19% of gross revenues in the first half of 2005, as compared to $441,969, or 8% of gross revenues, in the same period of 2004. The increase is the result of the acquisition of AVMC, as well as, additional markdowns and higher than expected returns from sales generated during the first quarter of 2005. Additionally, there has been an industry trend towards an increasing percentage of returns for the sale of DVD’s. The provision for sales returns and allowances is calculated in accordance with historical averages and industry changes, but will vary based on customer and product mix.

Net revenues increased by $1,189,389, or 23%, to $6,378,336 for the six months ended June 30, 2005, from $5,188,947 for the six months ended June 30, 2004, due to the increase in sales of DVD, audio and the acquisition of AVMC, offset by an increase in sales returns and allowances. During the first half of 2005, Anderson Merchandisers accounted for 10% or more of gross revenues. For the six month period ended June 30, 2004, Dollar Tree, Anderson Merchandisers and 99 Cents Only Stores, comprised 35%, 16%, and 13%, respectively, of net revenues.

Costs and expenses:

Cost of Sales:

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

Video cost of sales in the six months ended June 30, 2005 were $3,967,435, or 76% of video revenues, as compared to $3,082,691, or 70% of video revenues for the first half of 2004. The increase in cost of sales of $887,744 for the six months ended June, 30, 2005 as compared to the same period ended June 30, 2004 is the result of the sale of higher margin frontline products and the addition of AVMC into our video product mix. During the second quarter of 2005 there were additional inventory write-offs for VHS tapes.

Theatrical cost of sales represent print and advertising (P&A) costs of $1.2 million for the six months ended June 30, 2005 compared to no P&A expense for the same period ended June 30, 2004. Theatrical P&A this period included significant expenditures on the release of titles such as Palindromes, Kings & Queens, Wild Side, and The Beat My Heart Skipped. The Beat My Heart Skipped was not released until 7/1/2005 but incurred P&A costs in the second quarter of 2005.

Audio cost of sales in the first six months of 2005 were $1,490,400, or 82% of audio revenues, as compared to $504,308, or 51% of audio revenues, for the same period in 2004. The increase in audio cost of sales of $986,092 for the first half of 2005 compared to the same period of 2006 was due to higher audio sales, an additional write-down of inventory during the second quarter of 2005, as well as, an addition to a previous estimate relating to distribution costs.

Amortization of production masters increased $944,946, or 470%, to $1,145,924 for the first half of 2005, as compared to $200,978 for the same period ended June 30, 2004. The increase in amortization of production masters and film library is primarily the result of the amortization of the film library acquired on March 22, 2005 as part of the acquisition of AVMC, as well as the amortization of production masters. We currently anticipate that product development amortization expenses will continue to increase compared to similar periods in 2004 as we continue to invest in product content and product packaging development.

Operating Expense:

Product development expenses increased $53,291, or 14%, to $444,153 in the six months ended June 30 2005, from $390,862 for the six months ended June 30, 2005. The increase is attributed to an increase in salaries, offset by a decrease in consulting costs.

Sales and marketing expenses increased by $128,590, or 14%, in the first half of 2005. This compares to $948,735 in sales and marketing expenses for the same period ended June 30, 2004. This increase is primarily due to the acquisition of AVMC, as well as slightly higher salaries during the six months ended June 30, 2005.

General and administrative expenses increased by $2,216,591, or 119%, to $4,323,125 in the first half of 2005, as compared to $1,856,534 during the same period in 2004. The increase is primarily due to an increase in expenses, such as payroll, rent, and utilities as a result of the acquisition of AVMC. There are a number of transition expenses for the quarter ended June 30, 2005 related to AVMC and the reorganization which will be eliminated once the transition is completed.

Interest expense decreased to $82,788 for the six months ended June 30, 2005, or 76%, compared to $339,506 for the same period in 2004, due to the payoff of notes payable in the fourth quarter of 2004. The decrease in the period ended June 30, 2005 was partially offset by an increase in interest expense of $70,000 related to the $4.0 million notes payable acquired with AVMC.

The net loss for the six months ended June 30, 2005 of $7,138,005 was $5,004,057 greater, or 236%, than the net loss of $2,125,228 for the same period in 2004 as a result of additional reserves for sales returns and allowances, reduced margins due to discounted product pricing and theatrical P&A, as well as the additional SG&A expenses related to AVMC and the reorganization.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the six months ended June 30, 2005 was $10,155,248, primarily due to the net loss of $7,138,981, certain transition costs related to AVMC and decreases in accounts payable, partially offset by increases in accounts receivable. For the six months ended June 30, 2004, net cash used in operations was $2,318,842, driven primarily by the net loss of $2,126,028.

Net cash used in investing activities in the six months ended June 30, 2005, was $2,374,598, primarily attributed to the development of production masters and the purchase of property and equipment. For the six months ended June 30, 2004, net cash used in investing activities was $880,146, which was primarily due to the development of production masters.

Cash provided from financing activities of $12,928,513 in the six-month period ended June 30, 2005, were from the sale of our common stock in private equity placements in March and May of 2005 and cash received from the exercise of stock options and warrants. Cash received was partially offset by payments on short term debt and offering costs. During the first six months of 2004, cash provided by financing activities was $6,210,881, primarily driven by a private equity placement of $6,419,968, which was partially offset by payments of $294,999 on notes payable.

At June 30, 2005, we had a cash balance of $1,622,547 and net accounts receivable of $4,165,991. In early July 2005 we shipped inventory to one customer and recorded receivables of approximately $3 million. The entire amount was collected in July and August. Under certain provisions of the AVMC agreement, we also have received or expect to receive consideration back from the seller, American Vantage Companies, that would reduce the purchase price of AVMC. The $4.0 million notes, from our AVMC acquisition, are due February 2006. Based on these facts and expected cash proceeds from future operations, we may or may not raise additional capital or obtain a loan using our film library as collateral within the next twelve months. Although we believe that our expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2005, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, our cash and cash equivalents were invested in financial institutions with investment grade credit ratings. Due to the short duration of our investment portfolio and the high quality of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not enter into hedging or derivative instrument arrangements.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have disclosed in previous reports filed with the Securities and Exchange Commission (i) a complaint filed against our new subsidiary American Vantage Media Corporation and Wellspring Media, Inc. in U.S. Bankruptcy Court for the District of Delaware by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate, and (ii) a possible rescission offer in Washington State. There have been no material developments in these matters. For a complete description of the facts and circumstances surrounding the Winstar litigation, see the disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2004 under “Item 3. Legal Proceedings”, which are incorporated by reference herein.

We are a party to routine litigation incidental to our business, none of which is likely to have a material adverse effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered securities were issued in the second quarter of 2005 as follows:

SALE DATE(S)	NO. OF SHARES	NET PROCEEDS	CLASS OF PERSON	EXEMPTION	ADDITIONAL INFORMATION
5/20/05	3,000,000	$4,935,000	Accredited Investors	Rule 506 of Regulation D	Private placement of stock, including 5-year warrants to purchase 270,000 shares of common stock per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description
10.1	Secured Negotiable Note, dated February 3, 2004, in the principal amount of $1,076,704 issued to Al Cattabiani (incorporated by reference from Exhibit 10.2 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.2	Secured Negotiable Note, dated February 3, 2004, in the principal amount of $65,472 issued to Carl Seldin Koerner (incorporated by reference from Exhibit 10.3 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.3	Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Clara Spalter Miller (incorporated by reference from Exhibit 10.4 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.4	Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Lee Miller (incorporated by reference from Exhibit 10.5 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.5	Secured Non-Negotiable Note, dated February 3, 2004, in the principal amount of $200,000 issued to Al Cattabiani (incorporated by reference from Exhibit 10.6 to American Vantage Companies form 8-K/A filed on March 15, 2004).

10.6	Guaranty, dated February 3, 2004, by Wellspring Media, Inc (incorporated by reference from Exhibit 10.7 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.7	Security Agreement, dated February 3, 2004, by Wellspring Media, Inc. in favor of Lee Miller as security agent (incorporated by reference from Exhibit 10.8 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.8	Stock Pledge Agreement, dated February 3, 2004, from American Vantage Media Corporation to Lee Miller as pledge agent (incorporated by reference from Exhibit 10.9 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.9	Form of Securities Purchase Agreement, dated as of May 12, 2005 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on May 26, 2005).

10.10	Form of Registration Rights Agreement, dated May 20, 2005(incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on May 26, 2005).

10.11	Form of Warrant, dated May 20, 2005(incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on May 26, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2005	GENIUS PRODUCTS, INC., a Delaware Corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: August 22, 2005	By:	/s/ Shawn Howie
Shawn Howie Chief Financial Officer (Principal Financial and Accounting Officer)