Form 10-Q
period 2005-09-30
GENIUS PRODUCTS INC
filed 2005-11-14
CIK 1098016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

There were 43,559,275 shares outstanding of the issuer’s Common Stock as of November 2, 2005.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$331,313	$1,223,881
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,026,947 and $1,542,805	5,649,464	3,615,073
Inventories, net	5,103,105	3,473,483
Prepaid royalties	1,755,023	1,042,120
Prepaid expenses	713,318	312,046

Total current assets	13,552,223	9,666,603
Property and equipment, net	301,226	264,989
Production masters, net of accumulated amortization of $1,791,943 and $1,054,005	3,615,641	2,825,426
Film library, net of accumulated amortization of $929,269	16,270,146	—
Goodwill	12,361,258	—
Deposits and other	574,338	239,148

Total assets	$46,674,832	$12,996,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,583,594	$7,329,218
Notes payable	4,000,000	—
Accrued expenses	3,235,852	789,166
Customer deposits	184,767	—
Debentures payable	50,750	50,750
Redeemable common stock	409,646	395,172

Total current liabilities	16,464,609	8,564,306
Stockholders’ equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 and $.001 par value; 100,000,000 shares authorized; 42,871,136 and 25,208,512 shares outstanding	4,287	25,209
Committed common stock	1,490,683	—
Additional paid-in capital	60,919,003	25,984,012
Accumulated deficit	(32,203,750)	(21,577,361)

Total stockholders’ equity	30,210,223	4,431,860

Total liabilities and stockholders’ equity	$46,674,832	$12,996,166

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Video and DVD	$8,084,989	$5,155,484	$13,301,381	$9,656,572
Theatrical	709,506	—	1,176,975	—
Audio	1,565,909	382,978	3,381,426	1,437,515
Royalties, licensing and other	95,471	304,485	460,392	379,776

Gross revenues	10,455,875	5,842,947	18,320,174	11,473,863
Sales returns, discounts and allowances	(2,050,232)	(825,491)	(3,536,195)	(1,267,460)

Net revenues	8,405,643	5,017,456	14,783,979	10,206,403
Costs and expenses
Cost of revenues:
Video and DVD	3,952,062	3,586,147	7,919,497	6,690,913
Theatrical	531,987	—	1,687,650	—
Audio	626,610	116,664	2,117,010	598,930
Amortization of production masters and film library	521,283	233,312	1,667,207	433,290
Warehouse expense and other	38,488	—	109,655	—

Total cost of revenues	5,670,430	3,936,123	13,501,019	7,723,133

Gross profit	2,735,213	1,081,333	1,282,960	2,483,270
Operating expenses:
Product development	276,822	232,231	720,975	624,093
Sales and marketing	609,377	647,656	1,687,062	1,596,391
General and administrative	2,506,852	1,008,713	6,579,977	2,865,246
Restructuring	2,745,422	—	2,745,422	—

Total operating expenses	6,138,473	1,888,600	11,733,436	5,085,730

Loss from operations	(3,403,260)	(807,267)	(10,450,476)	(2,602,460)
Interest expense and other, net	(75,975)	(110,110)	(158,763)	(440,178)

Loss before provision for income tax	(3,479,235)	(917,377)	(10,609,239)	(3,042,638)
Provision for income tax	8,175	—	17,150	800

Net loss	$(3,487,410)	$(917,377)	$(10,626,389)	$(3,043,438)

Basic and diluted net loss per share	$(0.08)	$(0.04)	$(0.28)	$(0.13)

Basic and diluted weighted average shares	43,378,990	25,080,003	37,767,552	23,364,187

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(10,626,389)	$(3,043,438)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,797,293	489,923
Change in allowance for doubtful accounts and provision for returns	267,086	538,037
Common stock issued for services	288,733	62,800
Amortization of warrants issued for services	149,295	72,680
Vested options and warrants granted to non-employees for services	1,850,104	395,243
Interest expense on redeemable common stock	14,474	16,777
Amortization of discounts on notes payable	—	341,872
Changes in assets and liabilities:
(Increase) decrease in Accounts receivable	974,468	(3,147,720)
(Increase) decrease in Inventories	(979,728)	(1,332,732)
(Increase) decrease in Prepaid royalties	(712,903)	(1,390)
(Increase) decrease in Prepaid expenses and deposits	(288,891)	(84,101)
(Increase) decrease in Development of production masters	(3,348,311)	(1,288,121)
Increase (decrease) in Accounts payable	(4,877,201)	2,791,651
Increase (decrease) in Accrued expenses and other	1,604,660	106,498

Net cash used in operating activities	(13,887,311)	(4,082,021)
Cash flows from investing activities
Patents and trademarks	(9,800)	(3,005)
AVM cash, net of expenses paid in cash	340,656	—
Purchase of property and equipment	(134,911)	(149,435)

Net cash (used in) provided by investing activities	195,945	(152,440)
Cash flows from financing activities:
Payments on notes payable	(2,335,934)	(294,999)
Payments of offering costs	(834,391)	—
Purchase of redeemable common stock	—	(117,362)
Proceeds from exercise of options	83,580	296,885
Proceeds from exercise of warrants	757,120	—
Proceeds from issuance of common stock	15,128,423	6,419,968

Net cash provided by financing activities	12,798,798	6,304,492
Net increase (decrease) in cash and equivalents	(892,568)	2,070,031
Cash at beginning of period	1,223,881	941,332

Cash at end of period	$331,313	$3,011,363

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Genius Products, Inc. (“Genius”, on a parent-only basis, and “we” or “our” on a Consolidated basis), incorporated under the laws of the State of Delaware in 2004, is headquartered in Solana Beach, California. We are an entertainment company, which together with our wholly owned subsidiaries, American Vantage Media Corporation (“AVMC”) and Wellspring Media, Inc (“Wellspring”), produce, publish and distribute films, videos and music on digital video discs (“DVDs”), compact discs (“CDs”), and to a smaller extent, videos (“VHS”) and the new Universal Media Disc (“UMD”) under a variety of branded and, non-branded names. Our products are sold at retail outlets nationwide, and, to a very small extent, internationally, either through distributors or through retailers that we sell to directly.

INTERIM FINANCIAL STATEMENTS. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Genius’ Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair statement of the results for the periods presented, with such adjustments consisting only of normal recurring adjustments. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The financial statements as of and for the three and nine months ended September 30, 2004 were restated in an amendment to Form 10-QSB filed on December 23, 2004.

PRINCIPLES OF CONSOLIDATION. The unaudited condensed consolidated financial statements include the accounts of Genius Products, Inc., its wholly owned subsidiary American Vantage Media Corporation, also referred to herein as AVMC (and its wholly owned subsidiary Wellspring Media, Inc.) which was acquired on March 21, 2005 (Note 6), as well as Sanuk Corporation (which is inactive).

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

REVENUE RECOGNITION. Revenues from the sale of video and audio products are recorded upon the shipment of goods or in certain circumstances at the time of delivery, depending on the terms of the contract. Costs of sales and an allowance for returns are also recorded at the time of shipment. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation is performed quarterly. Sales made under consignment or guaranteed sales arrangements are not recognized as net revenue until such time that cash is received for the sale and release of return liability is confirmed by the customer. Revenues from the theatrical release of feature films are recognized at the time of exhibition based on our participation with box office receipts.

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

CONCENTRATIONS OF CREDIT RISK. For the three month period ended September 30, 2005, Wal-Mart and Anderson Merchandisers accounted for 39.3% and 12.6% of net revenues, respectively. For the three month period ended September 30, 2004, Dollar Tree, 99 Cents Only Stores and Target comprised 26.6%, 13.1% and 10.9%, respectively, of net revenues.

For the nine month period ended September 30, 2005, Wal-Mart and Anderson Merchandisers accounted for 22.8% and 13.5% of net revenues. For the nine month period ended September 30, 2004, Target and Dollar Tree comprised 25.1% and 24.4%, respectively, of net revenues.

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

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of identified tangible and intangible assets recorded in connection with the acquisition of AVMC (Note 6) and will be reviewed annually for impairment, or between the annual tests if an event occurs or circumstances change that indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. We will perform our annual impairment test as of December 31 in each fiscal year.

LONG-LIVED ASSETS. Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method. Music production masters are stated at cost net of accumulated amortization. Costs incurred for music production masters, including licenses to use certain classical compositions, royalties, and recording and design costs are capitalized and amortized over a three or seven year period using the straight line method from the time a title is initially released, consistent with the estimated timing of revenue for a title.

We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to direct operating expenses in accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, using the individual film forecast method over a period of ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. Films classified as part of a library have an initial release date of more than three years prior to the acquisition of the film. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of the unamortized costs of the library to its estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition. The unamortized library costs and production masters at September 30, 2005 was approximately $19.9 million. All exploitation costs, including print and advertising (P&A) costs associated with our theatrical department, are expensed as incurred.

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

INCOME TAXES. We estimate the actual current tax liability together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The provision for income taxes during interim quarterly reporting periods is based on our estimate of the annual effective tax rate for the full fiscal year. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax asset balances for all periods presented because of uncertainties related to utilization of deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

The Company has net operating loss (NOL) carry-forwards that can be utilized to offset future taxable income. In certain cases there are limitations on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a change, a loss corporation cannot deduct NOL carryforwards in excess of the annual limitations. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

LOSS PER SHARE. Genius computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Diluted earnings per share include the potentially dilutive effect of outstanding stock options and other dilutive securities. The Company has a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and therefore the weighted-average shares used to calculate both basic and diluted loss per share are the same.

STOCK-BASED COMPENSATION. We measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations.

Had compensation cost for our stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure—an amendment of FASB Statement No. 123”, our net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(3,487,410)	$(917,377)	$(10,626,389)	$(3,043,438)
Compensation cost at fair value	(258,266)	(218,927)	(591,939)	(684,273)

Pro forma net loss	$(3,745,676)	$(1,136,304)	$(11,218,328)	$(3,727,711)

Basic and diluted net loss per share
As reported	$(0.08)	$(0.04)	$(0.28)	$(0.13)

Pro forma	$(0.09)	$(0.05)	$(0.30)	$(0.16)

The pro forma compensation cost recognized for the grant date fair value of the stock options granted during the three and nine months ended September 30, 2005 and 2004 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rate	4.0%	4.0%	3.4%	3.9%
Expected dividend yield	—	—	—	—
Expected volatility	69%	50%	42%	48%
Expected life (in years)	3.0	5.0	3.7	4.9

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2: INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

	September 30, 2005	December 31, 2004
Raw materials	$156,324	$349,231
Finished goods	6,140,974	3,598,610

	6,297,298	3,947,841
Allowance for obsolescence	(1,194,193)	(474,358)

Inventories, net	$5,103,105	$3,473,483

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

	September 30, 2005	December 31, 2004	Useful lives
Computers and equipment	$588,733	$424,071	3-5 years
Furniture and fixtures	35,445	33,746	3-7 years
Leasehold improvements	22,365	22,365	Lesser of lease term or useful life

	646,543	480,182
Accumulated depreciation and amortization	(345,317)	(215,193)

Property and equipment, net	$301,226	$264,989

Depreciation expense for the three and nine months ended September 30, 2005 was $63,662 and $130,089, respectively and for the three and nine months ended September 30, 2004 was $21,324 and $49,410, respectively.

NOTE 4: RESTRUCTURING

During the quarter ended September 30, 2005, Genius executed a restructuring plan for the purpose of reorganizing its executive management team and terminating an exclusive agreement with a financial advisor. As a result, restructuring related charges of approximately $2.7 million were recognized as operating expense during the quarter ended September 30, 2005, of which, $2.0 million was related to non-cash compensation expense resulting from the grant of additional vested stock options and the acceleration of certain unvested stock options. At September 30, 2005, the remaining restructuring obligation was $0.4 million.

NOTE 5: STOCKHOLDERS’ EQUITY

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

During the three months ended September 30, 2005, we committed to issue shares totaling $117,250 related to recruiting expenses incurred during the quarter.

As of September 30, 2005, 30,000 common shares were committed related to the exercise of warrants.

STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity follows:

	Options and Warrants Outstanding	Weighted Average Exercise Price
December 31, 2004	22,711,748	$1.86
Granted	6,452,514	$2.11
Exercised	(836,600)	$1.00
Expired	(12,500)	$5.12
Canceled	(112,500)	$3.99

September 30, 2005	28,202,662	$1.97

Options and warrants exercisable, September 30, 2005	20,976,440	$1.90

PRIVATE PLACEMENTS

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

NOTE 6: ACQUISITION OF AVMC

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

(UNAUDITED)
AVMC-STANDALONE
Cash	$837,477
Accounts Receivable	3,275,945
Inventory	649,895
Other current Assets	72,336

Total Current Assets	4,835,653
Wellspring Library	15,379,258
Fixed Assets	31,414
Other	365,163
Goodwill	12,361,258

Total Assets	$32,972,746

Accounts Payable	$6,131,577
Accrued Expenses	796,942
Customer Deposits	230,809
Short Term Debt	2,549,219
Notes payable	4,000,000

Total Liabilities	$13,708,547

Total Consideration	$19,264,199

The short-term debt was paid off on March 22, 2005, and the notes payable are due in February 2006.

Assuming the acquisition had occurred on January 1 of the following respective years, the pro forma consolidated results of operations, excluding the Catalog department of AVMC which was sold on August 1, 2005 for approximately $130,000 resulting in no gain or loss, would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pro forma net revenue	$8,405,643	$10,477,042	$16,493,760	$23,973,544
Pro forma net loss	$(3,487,410)	$(926,887)	$(12,109,346)	$(4,735,259)
Pro forma net loss per share
Basic and diluted	$(0.08)	$(0.04)	$(0.32)	$(0.20)

This unaudited pro-forma information may not be indicative of the results that would actually have been achieved had the acquisition occurred as of the date of the periods indicated above, or that may be achieved in the future.

NOTE 7: SUBSEQUENT EVENTS

SHORT TERM NOTES

On October 4, 2005, Genius entered into a Note and Warrant Purchase agreement with a group of investors (collectively, the “Investors”). Under the Purchase Agreement, the Investors loaned a total of $4.0 million to Genius in exchange for (i) promissory notes in favor of the Investors (the “Notes”) with a total principal balance of $4.0 million and (ii) five-year warrants (“Warrants”) to purchase a total of 280,000 shares of Genius’ common stock, par value $0.0001 per share (“Common Stock”), with an exercise price per share equal to $1.88 (the last reported sales price of Genius’ Common Stock, as reported by the Over the Counter Bulletin Board, on the initial closing date of October 5, 2005).

The Notes do not bear any interest, and all outstanding principal is due and payable in full on March 3, 2006 (the first business day that is 150 days after the initial closing date). Genius may prepay all or any portion of the Notes without premium or penalty. Genius has the option on the maturity date to convert all, but not less than all, of the principal balance due under each Note into Common Stock. If the loans are not repaid in full on March 3, 2006, then the number of shares of Common Stock issuable upon conversion of each Note is equal to the outstanding principal balance due under a Note divided by $1.00.

Pursuant to separate financing commitment letters, Genius has the option (but not the obligation) to borrow up to an additional $4.0 million in one or more subsequent closings under the Purchase Agreement. In that regard, under such financing commitment letters, the Investors have agreed to loan Genius up to an additional $4.0 million in the aggregate as requested by Genius under certain conditions. The Investors’ financing commitment remains effective until, and may be drawn by Genius on, November 14, 2005, assuming that there has not occurred since September 30, 2005 a material adverse event involving Genius. Any additional loans drawn upon by Genius and Warrants issued in connection therewith shall be in the forms of Notes and Warrants, respectively, provided for in the Purchase Agreement. The number of warrant shares to be issued in any subsequent closing will be 70,000 shares for each $1 million in loans actually funded (with the number of shares prorated for any portion thereof).

Genius is obligated to register the shares of Common Stock issuable upon (i) exercise of the Warrants and (ii) conversion of the Notes, if any, for resale on a Form S-3 registration statement within 30 days after Genius is eligible to use a Form S-3 registration statement. If Genius has not filed a Form S-3 registration statement on or before January 31, 2006 and has not otherwise included the registrable securities in another registration statement, then Genius shall, no later than March 3, 2006, file with a registration statement, on such form which Genius is then eligible to use, covering the resale of all of the registrable securities. Failure to file a registration statement within the required timeframes will result in the payment of liquidated damages to the Investors an amount in cash equal to 1.0% of the aggregate purchase price paid by the Investors pursuant to the Purchase Agreement.

In connection with the Purchase Agreement, each of the Investors agreed not to, directly or indirectly, sell, effect any short sale, seek to hedge its position or otherwise effect any transaction with respect to Genius’s Common Stock until January 30, 2006.

Prior to the transaction, there were no material relationships between Genius and its affiliates, on the one hand, and the Investors and their affiliates, on the other hand, except that affiliated with JLF Asset Management, LLC and Bonanza Master Fund, Ltd. beneficially own more than 5% of Genius Common Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THIS REPORT. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE THAT INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. FOR ADDITIONAL INFORMATION CONCERNING THESE FACTORS, SEE THE INFORMATION UNDER THE CAPTION “BUSINESS RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004.

OVERVIEW

We are an entertainment company that produces, publishes and distributes films, videos and music on digital video discs (“DVDs”), compact discs (“CDs”), and to a smaller extent, videos (“VHS”) and the new Universal Media Disc

(“UMD”) under a variety of branded and, non-branded names. Our products are sold at retail outlets nationwide, and either through distributors or through retailers that we sell to directly. Our business in the third quarter and nine months ended September 30, 2005 includes revenues from four major sources, as follows:

•	Sales of branded proprietary and licensed DVDs and VHS (67% and 59% of gross revenues for the third quarter and nine months ended September 30, 2005);

•	Sales of branded proprietary and licensed music audio CDs and cassettes (15% and 18% of gross revenues for the third quarter and nine months ended September 30, 2005); and

•	Sales of non-branded value DVDs and music CDs (11% and 14% of gross revenues for the third quarter and nine months ended September 30, 2005).

•	Sales of theatrical and other (8% and 9% of gross revenues for the third quarter and nine months ended September 30, 2005).

Revenues from royalties, licensing and other revenue fluctuated for the third quarter and nine months ended September 30, 2005 due to the discontinuation of our sales of jewelry in the fourth quarter 2004 and by royalties earned from Wellspring titles as a result of the AVMC acquisition.

Consistent with other retail product distributors, we experience some degree of sales seasonality, which has been further impacted by our acquisition of American Vantage Media Corporation (“AVMC”) in March 2005. Excluding the impact of the acquisition of AVMC, our second quarter (period ending June 30) is typically the lowest sales period and our fourth quarter the highest. We have also historically experienced higher returns during the first two quarters than during the last two quarters. However, our historic changes in revenues may not be indicative of future trends and may not track industry seasonality norms. In addition, we are currently placing a higher focus on our branded and proprietary business and less of a focus on non-branded, value priced products compared to prior years, which transition may also affect the fluctuation in our quarterly results.

We do not report our different product lines as segments because we do not allocate our resources among product lines nor do we measure performance by product line. We do not maintain discrete financial information regarding product lines. Our chief operating decision maker receives financial information taken as a whole. Our sales, marketing and product development efforts among our different product lines are supported by one integrated group of individuals. Additionally, our warehousing costs also reflect support of all product lines and as such cannot be segmented.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-KSB. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported. The significant areas requiring the use of management’s estimates relate to provisions for lower of cost or market inventory write downs, doubtful accounts receivables, unrecouped royalty fee advances, and sales returns and allowances.

Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues:

Video and DVD revenues for the third quarter and the nine months ended September 30, 2005 were composed of sales of branded and proprietary products including branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD, and Wellspring titles from AVMC. Video revenues increased $2.9 million and $3.6 million during the third quarter and the nine months ended September 30, 2005 to $8.1 million and $13.3 million, as compared to $5.2 million and $9.7 million during the comparable prior year periods. These increases from 2004 were due to the the addition of revenues from AVMC, which we acquired on March 22, 2005, and increased revenues from Genius and branded products during the same periods.

Theatrical revenues were composed of sales generated from film rental by our theatrical subsidiary, Wellspring Media Inc. Theatrical revenues increased to $0.7 million and $1.2 million for the third quarter and the nine months ended September 30, 2005, compared to zero for the comparable prior year periods.

Audio revenues for the third quarter and the nine months ended September 30, 2005 were composed of Baby Genius, Kid Genius, licensed music CDs, interactive music programs, and non-branded, value music products sold at an entry level price point at retail. Audio revenues increased $1.2 million and $1.9 million during the third quarter and nine months ended September 30, 2005 to $1.6 million and $3.4 million, as compared to $0.4 million and $1.4 million during the comparable prior year periods. These increases were attributable to higher sales of the Baby Genius and licensed music product and continued sales of the non-branded, value music products and Lifestyles Music Program that were introduced in the fourth quarter of 2004.

Royalties, licensing and other revenues were composed of royalties from licensing fees from Wellspring Media, Inc, and the license of our Baby Genius brand name. Royalties, licensing and other revenues decreased $0.2 million and increased $0.1 million during the third quarter and the nine months ended September 30, 2005 to $0.1 million and $0.5 million, as compared to $0.3 million and $0.4 million during the comparable prior year periods. The changes resulted from a decrease in royalties related to the licensing of our Baby Genius brand name, offset by an increase in licensing revenues from our acquisition of AVMC on March 22, 2005.

As a result of the foregoing, total gross revenues increased $4.7 million and $6.9 million during the third quarter and the nine months ended September 30, 2005, to $10.5 million and $18.3 million as compared to $5.8 million and $11.5 million during the comparable prior year periods, due primarily to increased sales of video and audio products as discussed above.

Sales returns, discounts and allowances increased $1.2 million and $2.3 million during the third quarter and the nine months ended September 30, 2005 to $2.1 million and $3.5 million, as compared to $0.8 million and $1.3 million during the comparable prior year periods. These increases resulted primarily from the acquisition of AVMC on March 22, 2005 as well as additional markdowns and higher returns from sales. Additionally, there has been an industry trend towards an increasing percentage of returns for the sale of DVD’s. The provision for sales returns and allowances is calculated in accordance with historical averages and industry changes, but may vary in the future based on customer and product mix.

Net revenues increased $3.4 million and $4.6 million during the third quarter and the nine months ended September 30, 2005 to $8.4 million and $14.8 million as compared to $5.0 million and $10.2 million during the comparable prior year periods, due to the increase in sales of DVD and the acquisition of AVMC, offset in part by an increase in sales returns and allowances as described above. During the third quarter and the nine months ended September 30, 2005, two customers accounted for 10% or more of gross revenues. Wal-Mart and Anderson accounted for 39% and 13% of net revenues for the third quarter ended September 30, 2005, and 23% and 14% of net revenues for the nine months ended September 30, 2005, respectively.

Costs and expense:

Cost of Sales:

Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, amortization of production masters, and royalties paid on sales of licensed products. For analytical purposes we review amortization of production masters as a stand-alone cost element and discuss the aggregate cost of producing, packaging, and shipping of the audio, DVD, and royalty, licensing and other products. Generally cost of sales increased as a result of the increased sales.

Video and DVD cost of sales increased $0.4 million and $1.2 million during the third quarter and the nine months ended September 30, 2005 to $4.0 million and $7.9 million, as compared to $3.6 million and $6.7 million during the comparable prior periods. These increases resulted from an increase in video and DVD sales, partially due to the addition of AVMC into our video and DVD product mix in the third quarter and the nine months ended September 30, 2005, and inventory write-offs for VHS tapes during the second quarter which impacted the nine months ended September 30, 2005.

Theatrical cost of sales, were composed primarily of print and advertising costs related to sales generated from film rental by our theatrical subsidiary, Wellspring Media Inc., increased $0.5 million and $1.7 million during the third quarter and the nine months ended September 30, 2005 to $0.5 million and $1.7 million, as compared to zero during the comparable prior periods. Theatrical P&A during the third quarter and nine months ended September 30, 2005 included significant expenditures on the release of titles such as Palindromes, Kings & Queens, Wild Side, and The Beat My Heart Skipped. These expenditures can vary from period to period, often in advance of associated revenues.

Audio cost of sales increased $0.5 million and $1.5 million during the third quarter and the nine months ended September 30, 2005 to $0.6 million and $2.1 million, as compared to $0.1 million and $0.6 million during the comparable prior periods. The increase in cost of sales was due to the higher audio sales during the third quarter and the nine months ended September 30, 2005.

Amortization of production masters and film library increased $0.3 million and $1.2 million during the third quarter and the nine months ended September 30, 2005 to $0.5 million and $1.7 million, as compared to $0.2 million and $0.4 million during the comparable prior periods. The increase in amortization of production masters and film library is primarily the result of the acquisition of AVMC, as well as an increase in amortization of the production masters due to the development of our library.

Operating Expense:

Product development expenses increased slightly during the third quarter and increased by $0.1 million during the nine months ended September 30, 2005 to $0.3 million and $0.7 million, as compared to $0.2 million and $0.6 million during the comparable prior periods. The increases were attributed to the addition of new titles into our libraries.

Sales and marketing expenses were effectively flat during the third quarter and the nine months ended September 30, 2005 as compared to the comparable prior periods. Prior to its acquisition by Genius, AVMC significantly reduced its sales and marketing expense. Although the acquisition of AVMC resulted in higher sales to Genius, the current revenue levels are significantly below the prior year, due in part, to the lack of resources dedicated to sales and marketing. The Company intends to increase sales and marketing expense in 2006 to support revenue increases.

General and administrative expenses increased by $1.4 million and $3.6 million during the third quarter and the nine months ended September 30, 2005 to $2.4 million and $6.5 million, as compared to $1.0 million and $2.9 million during the comparable prior periods. These increases were primarily due to increased payroll, rent, and utilities as a result of the acquisition of AVMC, as well as, to increased transaction costs related to certain initiatives. Additional expenses include increased insurance, accounting and legal costs associated with the larger combined entity.

Restructuring expenses were incurred during the third quarter ended September 30, 2005 relating to the Company’s decision to reorganize its executive management and terminate an exclusive agreement with a financial advisor.

Interest expense of $0.1 million during the third quarter ended September 30, 2005 was consistent with the comparable prior period. Interest expense decreased by $0.3 million during the nine months ended September 30, 2005 as compared to the comparable prior period. The decrease resulted from the payoff of notes payable in the fourth quarter of 2004, partially offset by an increase in interest expense related to the $4.0 million notes payable acquired with AVMC. Interest expense is expected to increase in the future as a result of the short term notes executed subsequently to the end of the third quarter ended September 30, 2005.

As result of the foregoing, the net loss increased $2.6 million and $7.6 million during the third quarter and the nine months ended September 30, 2005, to $3.5 million and $10.6 million as compared to $0.9 million and $3.0 million during the comparable prior periods. Excluding the impact of the Restructuring, the net loss for the third quarter ended September 30, 2005 would have improved $0.2 million to $0.7 million as compared to $0.9 million in the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the nine months ended September 30, 2005 was $13.9 million, primarily due to the net loss of $10.6 million, certain transition costs related to AVMC and decreases in accounts payable, partially offset by increases in accounts receivable. For the nine months ended September 30, 2004, net cash used in operations was 4.1 million, driven primarily by the net loss of $3.0 million.

Net cash provided by investing activities in the nine months ended September 30, 2005, was $0.2 million, primarily attributed to net cash received from the AVMC acquisition, offset by the purchase of property and equipment. For the nine months ended September 30, 2004, net cash used in investing activities was $0.2 million, which was primarily due to the purchase of property and equipment.

Cash provided from financing activities in the nine months ended September 30, 2005 was $12.8 million, primarily resulting from the sale of our common stock in private equity placements in March and May of 2005 and cash received from the exercise of stock options and warrants. Cash received was partially offset by payments on short term debt and offering costs. For the nine months ended September 30, 2004, cash provided by financing activities was $6.3 million, primarily driven by a private equity placement.

At September 30, 2005, we had a cash balance of $0.3 million and net accounts receivable of $5.6 million. On October 4, 2005, Genius obtained a $4.0 million loan as discussed below. In early October 2005 we received and shipped a $7 million order to one customer and the resulting receivable is expected to be collected near the end of November. The $4.0 million notes, from our AVMC acquisition, are due in February 2006. Based on these facts and expected cash proceeds from future operations, we may or may not raise additional capital or obtain further loans using all our assets including our film library as collateral within the next twelve months. Although we believe that our expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

On October 4, 2005, Genius entered into a Note and Warrant Purchase agreement with a group of investors (collectively, the “Investors”). Under the Purchase Agreement, the Investors loaned a total of $4.0 million to Genius in exchange for (i) promissory notes in favor of the Investors (the “Notes”) with a total principal balance of $4.0 million and (ii) five-year warrants (“Warrants”) to purchase a total of 280,000 shares of Genius’ common stock, par value $0.0001 per share (“Common Stock”), with an exercise price per share equal to $1.88 (the last reported sales price of Genius’ Common Stock, as reported by the Over the Counter Bulletin Board, on the initial closing date of October 5, 2005).

The Notes do not bear any interest, and all outstanding principal is due and payable in full on March 3, 2006 (the first business day that is 150 days after the initial closing date). Genius may prepay all or any portion of the Notes without premium or penalty. Genius has the option on the maturity date to convert all, but not less than all, of the principal balance due under each Note into Common Stock. If the loans are not repaid in full on March 3, 2006, then the number of shares of Common Stock issuable upon conversion of each Note is equal to the outstanding principal balance due under a Note divided by $1.00.

Pursuant to separate financing commitment letters, Genius has the option (but not the obligation) to borrow up to an additional $4.0 million in one or more subsequent closings under the Purchase Agreement. In that regard, under such financing commitment letters, the Investors have agreed to loan Genius up to an additional $4.0 million in the aggregate as requested by Genius under certain conditions. The Investors’ financing commitment remains effective until, and may be drawn by Genius on, November 14, 2005, assuming that there has not occurred since September 30, 2005 a material adverse event involving Genius. Any additional loans drawn upon by Genius and Warrants issued in connection therewith shall be in the forms of Notes and Warrants, respectively, provided for in the Purchase Agreement. The number of warrant shares to be issued in any subsequent closing will be 70,000 shares for each $1 million in loans actually funded (with the number of shares prorated for any portion thereof).

Genius is obligated to register the shares of Common Stock issuable upon (i) exercise of the Warrants and (ii) conversion of the Notes, if any, for resale on a Form S-3 registration statement within 30 days after Genius is eligible to use a Form S-3 registration statement. If Genius has not filed a Form S-3 registration statement on or before January 31, 2006 and has not otherwise included the registrable securities in another registration statement, then Genius shall, no later than March

3, 2006, file with a registration statement, on such form which Genius is then eligible to use, covering the resale of all of the registrable securities. Failure to file a registration statement within the required timeframes will result in the payment of liquidated damages to the Investors an amount in cash equal to 1.0% of the aggregate purchase price paid by the Investors pursuant to the Purchase Agreement.

In connection with the Purchase Agreement, each of the Investors agreed not to, directly or indirectly, sell, effect any short sale, seek to hedge its position or otherwise effect any transaction with respect to Genius’s Common Stock until January 30, 2006.

Prior to the transaction, there were no material relationships between Genius and its affiliates, on the one hand, and the Investors and their affiliates, on the other hand, except that affiliated with JLF Asset Management, LLC and Bonanza Master Fund, Ltd. beneficially own more than 5% of Genius Common Stock.

The table below summarizes information as of September 30, 2005 regarding certain future minimum contractual obligations and commitments for the next five years:

	Remainder of 2005	2006	2007	2008	2009	Total
Lease obligations	$102,505	$419,088	$423,525	$393,943	$18,446	$1,357,507
Employment agreements	250,463	309,600	166,017	—	—	726,079
Severance	119,701	314,606	—	—	—	434,307

Total	$472,669	$1,043,294	$589,542	$393,943	$18,446	$2,517,893

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005, our cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of our investment portfolio and the high quality of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

In October, 2005 Genius commenced litigation against Falcon Picture Group, LLC (“Falcon”) in the Superior Court of San Diego County, Case No. GIN047884 seeking damages of $975,000 arising out of Falcon’s breach of the license agreement. In October, 2005, Falcon commenced litigation against Genius in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that Genius breached the terms of a license agreement by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks a damages award of approximately $83,332 subject to proof at trial. Falcon further alleges that as a result of Genius’ purported default under the license agreement, Falcon is entitled to a judgment declaring the license agreement to have been lawfully terminated. Although Genius has not yet responded to the complaint in the Illinois Proceeding, Genius plans to vigorously defend against the allegations thereof.

We are a party to routine litigation incidental to our business, none of which is likely to have a material adverse effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered securities were issued in the third quarter of 2005 as follows:

ISSUE DATE	NO. OF SHARES	NET PROCEEDS	CLASS OF PERSON	EXEMPTION	ADDITIONAL INFORMATION
7/28/05	175,000	$ —	Accredited Investor	Rule 506 of Regulation D	Shares issued as part of an amendment to a services arrangement

Proceeds were used for general working capital purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2005	GENIUS PRODUCTS, INC.,
a Delaware Corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2005	By:	/s/ Shawn Howie
Shawn Howie Chief Financial Officer (Principal Financial and Accounting Officer)