Form 10-K
period 2005-12-31
GENIUS PRODUCTS INC
filed 2006-04-17
CIK 1098016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER 000-27915

GENIUS PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0852923
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

740 LOMAS SANTA FE, SUITE 210, SOLANA BEACH, CALIFORNIA	92075
(Address of principal executive offices)	(Zip Code)

(858) 793-8840

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $72,742,124 as of June 30, 2005 (computed by reference to the average of the bid and asked price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 60,622,626 shares outstanding of the registrant’s common stock as of March 31, 2006.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

Genius Products, Inc. (“We”, “Our” or the “Company”) is an entertainment company that produces, publishes, licenses and distributes films, videos and music on digital versatile discs, or DVDs, universal mini discs, or UMDs, and compact discs, or CDs, under a variety of branded and non-branded names. Our products are sold at traditional, direct response, mail order and internet retailers nationwide and, to a lesser extent, internationally.

We sell our own proprietary content, license content from third parties and distribute content for third parties for a fee. We currently have U.S. home video distribution rights to selected films and will have the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by The Weinstein Company (“TWC”), a new film company created by Robert and Harvey Weinstein (see Recent Developments) upon closing of our transaction with TWC. We have released two TWC titles on DVD. On March 21, 2006, we released Derailed, starring Jennifer Aniston and Clive Owen, and on April 11, we released Wolf Creek, an Australian horror film. Upcoming TWC films planned for home video release by us include Hoodwinked, an updated retelling of the classic story of Red Riding Hood with the voices of Anne Hathaway, Glenn Close and Jim Belushi; Mrs. Henderson Presents, starring Judi Dench and Bob Hoskins; Transamerica, starring Felicity Huffman, winner of the Golden Globe Award for best actress; The Matador, starring Pierce Brosnan; and Scary Movie 4. Potential new releases include sequels to Sin City, Kill Bill and Teenage Mutant Ninja Turtles. We will also release content on DVD for Rainbow Media and the Independent Film Channel or IFC.

We seek to leverage our increasing retail sales volumes from our new relationship with The Weinstein Company to improve the distribution and sale of our other owned and licensed content. We currently own or have the rights to publish DVDs and audio CDs under the trademarked brands described in the following table.* These brands include both proprietary and licensed brands. We work with a broad range of retail outlets including Wal-Mart, Best Buy, Target, Blockbuster, Movie Gallery, Netflix and Amazon.com to implement our specialized distribution strategy that consists of in-store displays that highlight our brands and promote our products that relate to these brands. We call this specialized distribution strategy our “Branded Distribution Network”. We intend to continue to build our Branded Distribution Network by developing additional branded products through both internal development, acquisition and licenses from third parties. As part of this strategy, we acquired the Wellspring Media library with approximately 700 titles during 2005. Our brands and products are described below.

Licensed Brands and Trademarks	Selected Owned or Licensed Content	Licensed Music Brands
AMC Monsterfest™	Berliner Film Company	Ansel Adams
AMC TV for Movie People™	J Horror Library (through Horizon	Baby Genius® *
AMC® Movies	Entertainment and Pony Canyon Inc.)	Beatrix Potter™
Bazooka®	Jillian Michaels	Curious George®
Genius Entertainment®	NBC News Presents	Guess How Much I Love You™
Hollywood Classics™	Wellspring Library	Jay Jay the Jet Plane®
IFILM®		Kid Genius® *
National Lampoon®	Selected Distributed Content	My Little Pony®
Sundance Channel Home	Brandissimo!	Paddington Bear™
Entertainment™	Bauer Martinez Entertainment	Raggedy Ann and Andy™
TV Guide®	IFC	Rainbow Fish™
	Legend Films Library	Spot the Dog™
	Liberation Entertainment Library	The Little Tikes® *
	Pacific Entertainment	The Snowman™
	Porchlight Entertainment	Tonka®
	Shorts Play	Wee Worship™ *
Shorts Play Extreme
The Weinstein Company

*	See Recent Developments below.

On March 21, 2005, we completed the acquisition of American Vantage Media Corporation, or AVMC, a subsidiary of American Vantage Companies, or AVC. The acquisition was completed through an agreement and plan of merger which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $15.2 million in liabilities of AVMC. A subsidiary of AVMC is Wellspring Media, Inc., which owns the rights to a substantial film library, as discussed further below. The Wellspring film library has approximately 700 titles of independent and art-related films, documentaries and holistic living programs that we plan to expand through acquisition and distribution agreements with content providers.

RECENT DEVELOPMENTS

Sale of Baby Genius

On December 31, 2005, we sold to Klaus Moeller, our founder and former Chief Executive Officer, all of our rights, title and interest in and to our “Baby Genius”, “Kid Genius”, “Little Tikes” and “Wee Worship” lines of business. We sold to Mr. Moeller all our audio and audiovisual works under those brands, and all related intellectual property, agreements, documents and instruments. Subject to limited exceptions, Mr. Moeller took over our obligations for royalties, advances, reporting requirements, and other obligations relating to talent agreements, producer agreements, and other agreements relating to these properties. The purchase price for this sale was $3 million. On January 5, 2006, Mr. Moeller assigned the rights to these assets and related obligations over to Pacific Entertainment Corporation, a company controlled by Mr. Moeller, Larry Balaban and Michael Meader.

In connection with this sale, we entered into a distribution agreement with Pacific Entertainment pursuant to which we were appointed the exclusive distributor of sound or video recordings owned or controlled by Pacific Entertainment during the term of the distribution agreement. As part of the distribution agreement, Genius Products will continue to distribute Baby Genius, Little Tikes and Wee Worship DVDs and music CDs and all new products under these brands. The territory of our distribution rights is the United States for audiovisual recordings and the United States and Canada for audio-only recordings, including their respective territories and possessions. The term of the distribution agreement is five years, subject to earlier termination when the deferred portion of the purchase price for the underlying assets is fully paid to us. Under the distribution agreement, we will receive a distribution fee and recoup all of our expenses.

Transaction with The Weinstein Company

On December 5, 2005, we entered into a Master Contribution Agreement with The Weinstein Company LLC, or TWC, in connection with the formation of a new venture to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC. Under the terms of the Master Contribution Agreement, at the closing of the transaction we will contribute to a limited liability company, or the Distributor, substantially all of our assets, employees and existing businesses and certain liabilities, and the Distributor will hold a distribution agreement from TWC entitling it to distribute in the United States and receive a distribution fee on all filmed entertainment for which TWC owns or controls U.S. home video distribution rights. The Distributor will initially be 70% owned by TWC or its owners and 30% owned by us. Our interest in the Distributor will consist of Class G Units representing a 30% membership interest in the Distributor. The interest of TWC or its owners will consist of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its owners will be redeemable, at their option at any time from one year after the closing, for up to 70% of the outstanding common stock of Genius Products, or with their approval, cash. We plan to obtain shareholder approval to increase the number of our authorized shares for any issuances of our shares required by this transaction.

At the closing of the transaction with TWC, we will also issue to TWC 100 shares of our Series W Preferred Stock. The Series W Preferred Stock will provide TWC or its permitted transferees with (a) the right to elect five of the seven directors on our Board of Directors, (b) majority voting power over other actions requiring approval of our stockholders, and (c) the right to approve certain specified actions. The Series W Preferred Stock will have no rights to receive dividends and minimal liquidation value. On or prior to the closing of the transaction, we expect to amend and restate our Certificate of Incorporation to, among other things, provide for the designation of the Series W Preferred Stock.

On March 15, 2006, the Master Contribution Agreement was amended in order to change the Outside Date (as defined in Section 7.1(b)(i) of the Agreement) from April 15, 2006 to May 31, 2006. We expect to file a proxy in April or May to obtain shareholder approval for this Transaction.

Private Placement

On December 5, 2006, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 16,000,000 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 4,800,000 shares of common stock with an exercise price of $2.40 per share. The transaction closed on December 6, 2005 and we realized gross proceeds of $32 million from the financing, before deducting commissions and other expenses.

New CFO

On February 1, 2005, we announced the hiring of John Mueller as Chief Financial Officer. An investment banker focusing on the entertainment and media industry for over 10 years, Mr. Mueller joined Genius Products from Jefferies & Company, Inc., where he served as Senior Vice President of Media and Entertainment Investment Banking in New York. He succeeded Shawn Howie.

In addition, on February 7, 2006, we entered into a Settlement Agreement and Release of Claims with Shawn Howie relating to Mr. Howie’s resignation as an officer of the Company.

Corporate Reorganization

On February 20, 2006 we announced a corporate realignment of the Wellspring Media division (“Wellspring”) which is currently based in New York, New York. We announced that the Wellspring home entertainment distribution division will transfer to our facility located in Santa Monica, California and that the Wellspring theatrical distribution arm will be closed. The primary goal of this corporate realignment is to improve our operating efficiencies. We estimated that we would incur costs of an aggregate total of approximately $490,000 in connection with this action. These costs, consist primarily of employee severance arrangements and other related expenses. We expect to pay these costs and substantially complete the reorganization by May 2006.

CORPORATE STRUCTURE

We were incorporated in the State of Nevada on January 8, 1996 under the name Salutations, Inc., or Salutations. In September 1997, Salutations acquired all of the outstanding shares of a company called International Trade and Manufacturing Corporation, or ITM, a Nevada corporation founded in 1992. Immediately after the acquisition, Salutations assumed all of the operations and businesses of ITM and changed its name to International Trading and Manufacturing Corporation. In October 1999, we changed our name from International Trading and Manufacturing Corporation to Genius Products, Inc. to reflect our primary business of producing, publishing, licensing and distributing audio and video products. On March 2, 2005, Genius Products, Inc. changed its state of incorporation from the State of Nevada to the State of Delaware through a merger with a newly formed subsidiary in Delaware.

BUSINESS DESCRIPTION

DVD Products

We sell and license our own proprietary content, license content from third parties and distribute content for third parties for a fee. During the second quarter of 2006, we anticipate closing the transaction with The Weinstein Company (“TWC”), at which time we will have the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC, a new film company created by Robert and Harvey Weinstein (see Recent Developments). However, we are currently distributing home video for TWC under an interim agreement until the transaction closes. We seek to leverage our increasing retail sales volumes from our new relationship with The Weinstein Company to improve the distribution and sale of our owned and licensed content as well as secure rights to additional content. We sell our owned and licensed products in retail outlets nationwide under well-known brands, including AMC, TV Guide, Sundance Channel Home Entertainment, Bazooka, National Lampoon, Baby Genius and Wellspring. We use a specialized distribution strategy called our Branded Distribution Network. Our Branded Distribution Network strategy employs the use of in-store displays that highlight our brands and promote our products among a broad range of retail outlets. We customize our displays and promotions based upon the buying patterns, habits and demographics of the consumers. As we add more content to our libraries, we intend to acquire, license, develop or distribute products with credible value and brand them for relevance to the consumer. We attempt to limit financial exposure through: i) detailed return on investment, or ROI, analysis on potential acquisitions of new content, and ii) our newly implemented vendor managed inventory system that provides us a scalable infrastructure and cost effective technology to manage the supply chain process.

To support our Branded Distribution Network, we intend to continue to acquire rights to film and television libraries and/or enter into distribution agreements with new content suppliers. Our acquisition of AVMC and its Wellspring library gives us a substantial library of high quality content consisting of approximately 700 feature films and documentaries. We believe this acquisition will drive value in our independent film genre categories. Additionally, we licensed the rights to distribute DVDs for the Legend and Liberation Entertainment film libraries. Each of these content suppliers have prolific film and TV libraries that include family classics, horror & cult classics, musical performances and television series. We believe these segments are integral to a well-balanced content portfolio that can generate revenue in several distribution channels.

We primarily sell and distribute entertainment products in the following categories:

1. Theatrical new releases (The Weinstein Company titles)

2. Independent Films, both theatrical and direct-to-video (Wellspring)

3. Classic content (TV Guide / Movie Classics / Legend Films)

4. Family oriented content (Brandissimo!)

5. Genre content, primarily horror, comedies, action, special interest, and health and wellness (Liberation Entertainment)

CD and Other Products

Music CD’s

We distribute a line of musical CDs under recognizable brand names which come in three series: Classical, Instrumental and Vocal. We currently distribute 23 titles from the Baby Genius music catalog. The CDs are sold individually, in 2-packs and in 3-packs. In 2003, we introduced the first two Kid Genius titles. While Baby Genius products are developed for children up to the age of three, Kid Genius music is targeted for children ages three to seven. In 2003 we also introduced the Wee Worship branded line of Christian music for children. We have eight titles in this line. As disclosed above under “Recent Developments,” we recently sold the “Baby Genius” and “Kid Genius” lines of business. We intend to continue to distribute these products pursuant to the terms of our distribution agreement with Pacific Entertainment.

Licensed Children’s Music

We have focused on developing, producing and acquiring the music rights to quality children’s entertainment and toy brands. In addition to developing our own Genius brand-name products, we obtained licenses for the audio and/or video rights for established third-party properties. Since 2003, we have introduced many licensed music properties, including My Little Pony, Tonka, Jay Jay the Jetplane, Guess How Much I Love You, Rainbow Fish, Curious George, Paddington Bear, Raggedy Ann and Andy, The Snowman, and Spot.

Distribution

We utilize third-party distribution facilities located throughout the United States. We sell our products directly to retailers and through key select wholesale distribution companies including Alliance Entertainment Corp., Ingram, and Baker & Taylor. We have excellent relationships with retailers nationwide and are a direct supplier to nearly every major retailer or major distributor that carries video and/or music products. We have distribution in approximately 25,000 retail locations. Our products can be found at retail outlets nationwide, such as mass retail stores including Target, Wal-Mart, Kmart, Meijers, ShopKo, Costco and Sam’s Club; children’s toy stores including Toys R Us and Babies R Us; electronics stores including Best Buy, Fry’s and Circuit City; bookstores including Borders and Barnes & Noble; music retailers including Trans World Entertainment, Musicland, and Virgin; internet retailers including Amazon.com and Netflix; rental outlets including Blockbuster, Movie Gallery, and Hollywood Video, direct marketing companies including QVC and Columbia House and other non-traditional outlets.

We have entered into distribution agreements with companies located in the United States, Canada, the Philippines, Singapore and Hong Kong. In each of these instances, we receive licensing fees for the licensed products that are produced and sold by the licensees. These products include proprietary music and video products in certain countries and products developed by the licensees for sale that utilize our brand names and trademarks. We have also engaged licensing agents to assist us in licensing broadcast rights for our proprietary music and video products. While we hope to enter into relationships with other domestic and international distributors, there can be no assurance that we will do so or, if we do enter into any such relationships, that they will be profitable.

Marketing and Sales

Our marketing and sales strategies are designed to support the sale of products for the retail, Internet and licensing components of our business. For our proprietary content, we use relatively low-cost marketing techniques, including public relations, promotional programs, in-store advertising and merchandising programs and cross-marketing with our strategic partners which are useful for marketing purposes but do not generate revenues directly. We continue to exhibit our products at select industry trade shows. For The Weinstein Company content we will use marketing programs and strategies consistent with major film studios that include advertising on television, radio, magazines and newspapers and special promotions with retailers and consumer packaged goods companies.

For the year ended December 31, 2005, one customer accounted for 10% or more of net revenues. Wal-Mart accounted for 40% of net revenues. Our two largest customers in 2004, Target Corporation and Dollar Tree Stores, Inc., accounted for 27% and 26% of our net revenues, respectively. Dollar Tree Stores, Inc. is one of our primary retailers for our low priced value product that consists primarily of public domain content. Consistent with our strategy to shift our business from the lower margin, value product to higher priced and higher margin proprietary product, Dollar Tree Stores’ share of our total net revenue declined from 26% in 2004 to 4.4% in 2005. Value product net revenue declined from $11.1 million in 2004 to $3.7 million in 2005, or 67%. Excluding value product revenue, net revenue increased $13.1 million from $5.5 million in 2004 compared to $18.6 million in 2005 or 238%. Our two largest customers in 2003, Anderson Merchandising and Target Corporation, accounted for 36% and 18% of our net revenues, respectively.

Trademarks and Licenses

Trademarks

We use multiple trademarks to distinguish our products, including Genius Entertainment and Movie and TV Classics, TV Guide, AMC, Sundance Channel, Hollywood Classics, National Lampoon and NBC News. In addition, our recently acquired subsidiaries American Vantage Media and Wellspring Media have a portfolio of trademarks that they use to distinguish and protect their films and related products. These and other trademarks are the subject of registrations and pending applications filed by us for use with a variety of products and other content, and we have an active program to expand our usage and registration of trademarks. We regard our rights in and to our trademarks and materials as valuable assets in the marketing of our products and vigorously seek to protect them against infringement and denigration by third parties.

Third-Party Licenses

A portion of our business is dependent upon licenses that we obtain from third parties relating primarily to entertainment content, such as film, video and music. We also license the right to use well-known brands that we associate with our products, such as TV Guide, AMC and Hollywood Classics. In addition, the Wellspring film library that we recently acquired includes a large number of third-party licenses to films and documentaries in the library.

In September 2003, we executed a license agreement for the exclusive right to distribute worldwide a majority of Falcon Picture Group’s audio and video products under the AMC and TV Guide brand names in the United States and Canada. This license agreement calls for a royalty to be paid on the sales of the video and audio products. We are currently involved in litigation with Falcon. See “Legal Proceedings” below.

We license our classical music from Naxos of America, Inc. The various license agreements we have with Naxos terminate upon the expiration of the copyright of the music that is held by Naxos or upon our discontinuation of the product line. We also pay royalties to other parties for selected songs that were chosen for inclusion in our products.

Also as discussed above, we have entered into licensing agreements to develop, manufacture and distribute music CDs in association with the following licenses: Rainbow Fish, Curious George, Paddington Bear, Raggedy Ann and Andy, The Snowman, Spot, Beatrix Potter, My Little Pony, and Tonka. These license agreements call for a royalty to be paid on all related music sales. Ownership of the music we create for these products becomes the property of the licensor.

Suppliers and Compliance with Environmental Laws

We are able to obtain our CDs, videos and DVDs from a variety of suppliers. These items are readily available, and we would not expect our production to be seriously affected by the failure of any one supplier. We are not aware of any environmental laws that affect our business.

Internet Business

Consumers who visit our website at www.geniusproducts.com can learn about us and our products. We are also creating a business-to-business section that will allow smaller independent retailers to order our products for resale in their stores. We believe that a continued Internet presence is desirable because it aids in consumer sales, business-to-business sales and name recognition and, in doing so, assists our retail business.

Competition

The retail and Internet markets for entertainment products, including cassettes, CDs, videos and DVDs, are highly competitive. We face significant competition with respect to the number of products currently available, pricing and in securing distribution at retail outlets. The costs of entry into the retail and Internet markets for competitive products are low, and there are no significant barriers to entry. There are many companies who could introduce directly competitive products in the short term that have established brand names, are better funded, have established distribution channels and have greater resources than us.

These established companies include Disney, Fox, Paramount, Sony, Time Warner, Lionsgate and more. Within the category of children’s music, established competitors include Disney, Kid Rhino, Madacy, Music for Little People, St. Clair, Direct Source, Twin Sisters, Great American Audio, Razor & Tie and more. Within the category of videos for children, established competitors and products include the Baby Einstein and Winnie-the-Pooh series by Disney Home Video, Barney series by HIT Entertainment, Dr. Seuss series by Fox Home Entertainment, Little Bear series by Paramount Home Video, Paddington Bear series by Time-Life, Sesame Street series by Sony Wonder, Teletubbies and Boohbah series by PBS Home Video/Paramount, Madeleine, The Jungle Book, The Little Mermaid, Fisher Price, Leapfrog, Brainy Baby and So Smart.

However, we believe that our recently announced transaction with The Weinstein Company will improve our competitive position by providing us with a high volume of major studio quality, theatrically released feature films and direct-to-videos to distribute that will increase our market share with retailers.

EMPLOYEES

As of March 31, 2006, we had 91 full-time employees and two part-time employees. We expect to add employees as driven by our distribution agreement with The Weinstein Company. None of our employees are represented by an organized labor union. We believe our relationship with our employees is good, and we have never experienced an employee-related work stoppage. We will need to hire and retain highly-qualified management personnel in order to execute our business plan. No assurance can be given that we will be able to locate and hire such personnel, or that, if hired we will continue to be able to pay the higher salaries necessary to retain such skilled employees.

ITEM 1A.	RISK FACTORS

FORWARD-LOOKING STATEMENTS

WE HAVE A HISTORY OF SIGNIFICANT LOSSES, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

We have incurred operating losses in every quarter since we commenced operations. As of December 31, 2005, we had an accumulated deficit of approximately $38.7 million. Our net loss for the twelve months ended December 31, 2005 was approximately $17.2 million, our net loss for the year ended December 31, 2004 was approximately $6.0 million and our net loss for the year ended December 31, 2003 was approximately $2.7 million. We cannot provide assurances that we will achieve profitability in the future, even after the closing of the Transaction. Our continued operating losses may have a material adverse effect upon the value of our common stock and may jeopardize our ability to continue our operations.

THE LOSS OF ANY OF OUR MAJOR CUSTOMERS COULD HARM US.

During the year ended December 31, 2005, one customer accounted for 10% or more of gross revenues. Wal-Mart accounted for 40% of net revenues. This customer is expected to continue to be the major customer of the Distributor following the closing as a result of the Transaction. The loss of any of these significant customers could have a material adverse effect upon the business of the Distributor and our business, results of operations and financial condition.

OUR PRODUCTS ARE SUBJECT TO RETURNS.

Major distributors to which we sell have in the past returned significant amounts of products to us if it has not sold in accordance with their expectations or if we have newer versions of the product available. We expect that they will continue to do so in the future and anticipate a certain level of returns, accounting for such when recognizing revenue based upon our historic return rates and estimates of returns based upon new product introduction. If product returns experienced by the Distributor are significantly greater than we anticipate, it will negatively impact our business, results of operations and financial condition and those of the Distributor.

THERE IS A RISK THAT THE RATE AT WHICH OUR INVENTORY BECOMES OBSOLETE WILL EXCEED OUR ESTIMATED ALLOWANCES.

Our estimated allowances for obsolete or unmarketable inventory are based upon management’s understanding of market conditions and forecasts of future product demand, all of which are subject to change. If the actual amount of obsolete or unmarketable inventory significantly exceeds our estimated allowances, it could have a material adverse effect upon the business of the Distributor and our business, results of operations and financial condition.

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR CURRENT PRODUCTS OBSOLETE.

The market for cassettes, CDs, and DVD technology is subject to change. There can be no assurance that over time these technologies will not be affected by competition from another form of information storage and retrieval technology, such as on-line information services. A further strong advance in the technology surrounding cable and satellite that would give consumers access to information and entertainment may limit the expansion of the market for applications based on cassettes, CDs, and DVDs. The replacement of our technology by another information storage and retrieval technology, or the replacement of existing technology by a new technology at a pace too rapid for production adjustments, may also have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS FOLLOWING OUR PENDING TRANSACTION WITH THE WEINSTEIN COMPANY

FOLLOWING THE CLOSING OF THE TRANSACTION WITH TWC, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL DEPEND PRINCIPALLY ON THE SUCCESS OF OUR RELATIONSHIP WITH TWC.

Following the closing of our pending transaction with TWC, we anticipate that a majority of our revenues will be derived from the distribution rights accorded to the Distributor under the Distribution Agreement. Our business, results of operations and financial condition will therefore depend principally on the success of the relationship between TWC’s personnel and those of the Distributor (which will consist primarily of our personnel following the closing). Any deterioration in or termination of that relationship would have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that the Distributor will be successful in maintaining and developing its relationship with TWC following the closing.

IF THE DISTRIBUTOR DOES NOT ACHIEVE TARGET HOME VIDEO DISTRIBUTION RATES FOR TWC’S FILMS OR MEET OTHER PERFORMANCE CRITERIA FOLLOWING THE CLOSING OF THE TRANSACTION, TWC MAY TERMINATE THE DISTRIBUTION AGREEMENT, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

TWC will have the right to terminate the Distribution Agreement with the Distributor if it does not achieve target home video distribution rates for TWC’s films or meet other performance criteria following the closing of the transaction. We cannot assure you that the Distributor will have the financial and other resources necessary to perform adequately. Accordingly, we are subject to the risk that TWC may terminate the Distribution Agreement, which would have a material adverse effect on our business, results of operations and financial condition.

IF WE CANNOT RAMP UP OUR OPERATIONS QUICKLY TO ACCOMMODATE THE NEW BUSINESS FROM TWC FOLLOWING THE CLOSING OF THE TRANSACTION, OUR BUSINESS MAY SUFFER.

The integration of the new titles that the Distributor will have the right to distribute under the Distribution Agreement will require significant management attention and expansion of our operations and employee base (which will be operated by the Distributor following the closing). Following the closing, the Distributor must maintain adequate operational, financial and management information systems, and motivate and effectively manage an increasing number of employees and base of operations. Our future success will also depend in part on the Distributor’s ability to retain or hire qualified employees to operate its expanded businesses efficiently.

THERE IS A RISK THAT OUR BUSINESS MAY BE ADVERSELY AFFECTED BECAUSE WE AND THE DISTRIBUTOR WILL BE REQUIRED TO PRESENT CONTENT ACQUISITION OPPORTUNITIES TO TWC BEFORE WE MAY PURSUE THOSE OPPORTUNITIES.

Subject to limited exceptions, if we or the Distributor are presented with a content acquisition opportunity that is above a certain dollar amount, then we or the Distributor, as applicable, must present the content acquisition opportunity to TWC, and the TWC parties will have the right to engage in the content acquisition opportunity. This requirement significantly restricts our future business opportunities and may have a material adverse effect on our business, results of operations and financial condition.

IF WE CEASE TO SERVE AS THE MANAGING MEMBER OF THE DISTRIBUTOR, THEN WE COULD BECOME SUBJECT TO THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our agreement with TWC contemplates that TWC or its designee will become the Managing Member of the Distributor, instead of Genius Products, if we become insolvent or bankrupt, if we violate the membership interest transfer restrictions in the proposed LLC Agreement or a lender forecloses on a security interest granted with respect to our Class G Units in the Distributor. If we cease to serve as the managing member of the LLC, then we could become subject to the Investment Company Act of 1940, which could have a material adverse effect on our business.

THE OWNERSHIP INTERESTS OF OUR CURRENT STOCKHOLDERS IN OUR BUSINESS WILL BE SIGNIFICANTLY DILUTED AS A RESULT OF THE TRANSACTION WITH TWC.

The issuance to TWC of Series W Preferred Stock will give TWC, immediately following the closing, at least a majority of the total voting power of our outstanding stock. In addition, we will only have a 30% interest in the Distributor, in contrast to the 70% interest in the Distributor to be held by the TWC parties. Accordingly, the ownership interests of our current stockholders in our business will be significantly diluted as a result of the transaction. Furthermore, if TWC or its affiliates redeemed their entire interest in the Distributor for shares of common stock of Genius Products, then the TWC parties would own and have the right to vote at least 70% of our shares of common stock.

TWC’S SUCCESS DEPENDS LARGELY ON ROBERT WEINSTEIN AND HARVEY WEINSTEIN.

TWC is substantially dependent upon the services of Robert Weinstein and Harvey Weinstein, and, therefore, TWC’s business, results of operations and financial condition could be adversely affected if TWC should lose the services of either of these individuals. TWC has entered into employment agreements with the Weinsteins. However, these agreements cannot assure TWC of the continued services of the Weinsteins. The loss of the services of either of the Weinsteins could have a material adverse effect on TWC’s ability to produce and distribute motion pictures, which could have a material adverse effect on the business, operating results and financial condition of the Distributor and its ability to profit from the sale of home video products. This, in turn, would have a material adverse effect on our business, results of operations and financial condition.

THE MOTION PICTURE INDUSTRY IS RAPIDLY EVOLVING, AND RECENT TRENDS HAVE SHOWN THAT AUDIENCE RESPONSE TO BOTH TRADITIONAL AND EMERGING DISTRIBUTION CHANNELS IS VOLATILE AND DIFFICULT TO PREDICT. NEITHER WE NOR TWC CAN ACCURATELY PREDICT THE EFFECT THAT CHANGING AUDIENCE DEMANDS, TECHNOLOGICAL CHANGE OR THE AVAILABILITY OF ALTERNATIVE FORMS OF ENTERTAINMENT MAY HAVE ON OUR BUSINESS OR THE MOTION PICTURE INDUSTRY.

The entertainment industry in general, and the motion picture industry in particular, continues to undergo significant changes, due both to shifting consumer tastes and to technological developments. Recently, some film distributors have experienced lower-than-expected box office revenues from their theatrical releases. While this is likely due to the combined effect of several independent factors, including a failure on the part of some studios adequately to adjust to the changing expectations of movie audiences, it is also likely that new technologies are also playing a role. These new technologies, such as video-on-demand and Internet distribution of films, have provided motion picture companies with new channels through which to distribute their films. However, accurately forecasting market demand within these new channels has proven challenging.

Our business model is impacted by both theatrical and non-theatrical distribution channels, and therefore could be affected by these recent trends. We cannot accurately predict the overall effect that shifting audience tastes, technological change or the availability of alternative forms of entertainment may have on our business. In addition to uncertainty regarding the growth of the DVD market, we similarly cannot be certain that other developing distribution channels and formats, including video-on-demand, Internet distribution of films and high-definition, will attain expected levels of public acceptance or, if such channels or formats are accepted by the public, that we will be successful in exploiting the business opportunities they provide. Moreover, to the extent that these emerging distribution channels and formats gain popular acceptance, it is possible that demand for delivery through DVDs will decrease. Under the proposed Distribution Agreement with TWC, we will not have the right to distribute films from TWC through these other distribution channels.

FOLLOWING THE TRANSACTION, THE DISTRIBUTOR WOULD ASSUME THE FINANCIAL RISK OF CUSTOMERS’ NONPAYMENT OR DELAY IN PAYMENT UNDER THE DISTRIBUTION AGREEMENT, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Distribution Agreement provides that the Distributor will bear (and will not be entitled to recoup as distribution expenses) all bad debt expense and collection costs. If the bad debt expense and collection costs are significant, then they could have a material adverse effect on the Distributor’s business, results of operations and financial condition, which, in turn, would have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS TRADED ON THE OTCBB, WHICH MAY BE DETRIMENTAL TO INVESTORS.

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or the OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES WHICH MAY BE DETRIMENTAL TO INVESTORS.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

On March 15, 2006, we entered into a lease agreement for a 17,400 square foot facility located in Santa Monica, California, which we intend to use as our principal executive offices. This lease is for a five-year term which commenced in March 2006. Our monthly rent for this space is as follows:

MONTH OF TERM	AMOUNT
1-12	$54,810
13-24	$56,454
25-36	$58,148
37-48	$59,892
49-60	$61,689

In November 2003, we entered into a sublease agreement for a 5,603 square foot facility located in Solana Beach, California, which we currently still use as our principal executive offices. This sublease is for a five-year term which commenced in January 2004. Our monthly rent for this space is as follows:

MONTH OF TERM	AMOUNT
1-12	$11,206
13-24	$11,598
25-36	$12,001
37-48	$12,421
49-60	$12,856

In addition to the monthly rent, we will pay for increases in common area expenses over the base year of 2004. We also have the option to extend the lease for an additional five-year period, although it is likely that we will sublease this office until the end of the term.

On December 31, 2003, we entered into a sublease arrangement with the Meader Family Limited Trust, a related party, under which we rent a portion of a warehouse facility (approximately 8,000 square feet) in Atlantic, Iowa, for a monthly rent of $2,900. This centrally located facility is used to distribute our products to certain customers. The lease expires in December 2007, although it is likely that we will sublease this warehouse until the end of the term.

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

On March 22, 2005 as part of the acquisition of AVMC and Wellspring, we assumed office space in New York and Santa Monica on a month-to-month basis. The monthly rent for the New York facility is $17,792 and the monthly rent for the Santa Monica facility is $18,490. We recently gave written notice to our landlord that we will move out of our current Santa Monica location on April 30, 2006. We believe that these facilities are adequate for the immediate future.

ITEM 3.	LEGAL PROCEEDINGS

Except as described below, we are not a party to any legal or administrative proceedings, other than routine litigation incidental to our business that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

WELLSPRING MATTER

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation and its subsidiary, Wellspring Media, Inc. (“Wellspring”). On or about March 14, 2005, a complaint was filed in U.S. Bankruptcy Court for the District of Delaware against Wellspring requesting a judgment in excess of $3,000,000. The complaint was filed by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate (“Winstar”). The details of this matter are discussed below.

In September 2001 (prior to the acquisition of Wellspring by American Vantage Media), Winstar (or its predecessor) sold a subsidiary, Winstar TV & Video (“TV & Video”), to Wellspring in exchange for $2,000,000 in cash and a promissory note in the amount of $3,000,000. The merger agreement provided that in the event the working capital of TV & Video was determined to be less than $3,000,000 at the closing of the merger, the sole remedy of Wellspring was a reduction in the principal amount of the promissory note by the difference between $3,000,000 and the actual amount of the working capital. The accountants for Wellspring determined that at the time of the closing of the merger, TV & Video had a working capital deficit. Based upon this determination and the provisions of the merger agreement, Wellspring determined that the amount due under the promissory note should be reduced to zero, and as a result no payment was made. On November 30, 2001, Wellspring informed Winstar of its determination regarding the working capital deficit, and Winstar subsequently advised Wellspring that it disputed the determination. Since 2001, Wellspring and Winstar have engaged in discussions in an effort to settle the dispute over the working capital calculation, but no settlement has been reached.

We believe that, if an adverse judgment against Wellspring occurs or an adverse settlement is reached, our subsidiaries, Wellspring and American Vantage Media, will be entitled to full indemnification against any such losses by the initial owners of Wellspring (prior to American Vantage Media), and we will be entitled to indemnification by American Vantage Companies. However, if the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages that are not indemnified by others, our financial condition and results of operations will likely be materially and adversely affected.

FALCON PICTURE GROUP MATTER

In October 2005, we commenced litigation against Falcon Picture Group, LLC (“Falcon”) in the Superior Court of San Diego County, Case No. GIN047884 seeking damages of $975,000 arising out of Falcon’s breach of the license agreement. In October 2005, Falcon commenced litigation against Genius in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that Genius breached the terms of a license agreement by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks damages award of approximately $83,332 subject to proof at trial. Falcon further alleges that as a result of Genius’ purported default under the license agreement, Falcon is entitled to judgment declaring the license agreement to have been lawfully terminated. Although Genius has not yet responded to the complaint in the Illinois proceeding, Genius plans to vigorously defend against the allegations thereof.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on December 29, 2005. Of the 44,136,839 shares eligible to vote, 30,573,432 appeared by proxy and established a quorum for the meeting. The Item listed in the table below were approved by a majority of the shareholders appearing at the meeting.

		VOTES FOR	VOTES AGAINST	VOTES WITHHELD	NOT VOTED
1.	Election of Directors
	Stephen K. Bannon	30,301,110	270,109	2,213
	Trevor Drinkwater	30,298,110	273,109	2,213
	Herbert Hardt	30,570,219	1,000	2,213
	James Ellis	30,570,219	1,000	2,213

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock trades on the over-the-counter bulletin board (OTCBB) under the symbol “GNPI”. The market represented by the OTCBB is extremely limited and the price for our common stock quoted on the OTCBB is not necessarily a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2004	First Quarter	2.95	1.95
	Second Quarter	2.40	1.45
	Third Quarter	2.00	1.15
	Fourth Quarter	1.94	1.34

Fiscal Year 2005	First Quarter	2.45	1.44
	Second Quarter	2.30	1.71
	Third Quarter	2.00	1.44
	Fourth Quarter	2.35	1.37

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which impose certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.

SHAREHOLDERS

As of March 18, 2006, we had approximately 60,612,626 shares of common stock issued and outstanding which were held by approximately 300 shareholders of record, including the holders that have their shares held in a depository trust in “street” name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Salt Lake City, Utah 84117.

EQUITY COMPENSATION PLANS

The following table provides information concerning our equity compensation plans as of December 31, 2005.

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by security holders	37,713,336	$1.96	0
Equity compensation plans not approved by security holders	—		0
Total	37,713,336	$1.96	0

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

In May 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 3,000,000 shares of our, par value $0.0001, common stock and five-year warrants to purchase 270,000 shares of our common stock at an exercise price of $2.56 per share. The transaction closed on May 20, 2005, and we realized gross proceeds of $5.25 million from the financing before deducting commissions and other expenses.

On December 5, 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 16,000,000 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 4,800,000 shares of common stock with an exercise price of $2.40 per share. The transaction closed on December 6, 2005 and we realized gross proceeds of $32 million from the financing, before deducting commissions and other expenses.

The aforementioned sales of securities were not registered under the Securities Act of 1933, as amended (the “Act”), or any state securities laws, and were sold in private transactions exempt from registration pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes (included in Item 7).

	Years Ended December 31,
	2001	2002	2003	2004	2005
Statement of Operations data:
Net revenues	$1,348,768	$2,143,700	$3,068,506	$16,629,932	$22,327,729
Total costs of revenues	645,043	1,591,547	2,149,510	13,893,434	22,882,308
Gross Profit (Loss)	703,725	552,153	918,996	2,736,498	(554,579)
Operating expenses:
Product development	335,984	384,883	428,465	956,521	1,127,481
Sales and marketing	414,897	382,465	1,020,860	2,166,785	2,582,527
General and administrative	2,285,976	2,536,878	2,081,651	5,107,547	11,036,118
Severance	—	—	—	—	2,745,422
Gain on sale	—	—	—	—	(1,351,710)

Total costs and expenses	3,681,900	4,895,773	5,680,486	22,124,287	39,022,146
Loss from operations	(2,333,132)	(2,752,073)	(2,611,980)	(5,494,355)	(16,694,417)
Interest expense and other, net	(93,100)	(35,209)	(129,896)	(551,013)	(465,303)
Loss before provision for income taxes	(2,426,232)	(2,787,282)	(2,741,876)	(6,045,368)	(17,159,720)
Provision for income taxes	(800)	(800)	(800)	(800)	(800)

Net loss	$(2,427,032)	$(2,788,082)	$(2,742,676)	$(6,046,168)	$(17,160,520)

Basic and diluted loss per common share:
Net loss per share	$(0.48)	$(0.20)	$(0.16)	$(0.25)	$(0.42)

Basic and diluted weighted average common shares	5,016,717	13,838,743	17,574,405	23,826,584	40,400,112

	At December 31,
	2001	2002	2003	2004	2005
Balance Sheet data:
Cash and cash equivalents	$27,998	$745,993	$941,332	$1,223,881	$30,597,164
Working capital	(514,900)	590,395	1,150,233	60,177	21,441,257
Total assets	894,612	2,283,029	5,575,128	12,996,166	76,365,002
Redeemable common stock	499,450	465,777	490,932	395,172	414,471
Deferred gain, related party	—	—	—	—	1,212,353
Total shareholders’ equity	$(701,384)	$1,053,360	$2,722,554	$4,431,860	$55,187,918

Earnings per share is computed using primary shares outstanding as fully diluted shares would be anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business Following Our Pending Transaction with The Weinstein Company,” “Description of Business” and elsewhere in this document. See “Risk Factors - Forward-Looking Statements”.

BUSINESS OVERVIEW

We are an entertainment company that produces, publishes, licenses and distributes films, videos and music on digital versatile discs or DVDs, universal mini discs or UMDs, and compact discs or CDs under a variety of branded and non-branded names. Our products are sold at traditional, direct response, mail order and Internet retailers nationwide and, to a lesser extent, internationally. Our current business includes revenues from three major sources, as follows:

•	Sales videos and DVDs (76.8% and 82.6% of gross revenues for 2005 and 2004, respectively);

•	Sales of audio CDs and cassettes (18.6% and 15.2% of gross revenues for 2005 and 2004, respectively);

•	Sales of theatrical and other (4.6% and 2.2% of gross revenues for 2005 and 2004, respectively).

Consistent with other retail product distributors, we experience some degree of sales seasonality. Our second quarter (period ending June 30) is typically the lowest sales period and our fourth quarter the highest. However we have grown significantly over the past few quarters, and therefore our changes in revenues may not track industry seasonality norms. In addition, we are placing a higher focus on our branded and proprietary business and less of a focus on value-priced products. This transition may affect future quarterly results.

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

Financing Transactions

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

In May 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 3,000,000 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 270,000 shares of our common stock at an exercise price of $2.56 per share. The transaction closed on May 20, 2005, and we realized gross proceeds of $5.25 million from the financing before deducting commissions and other expenses.

On October 4, 2005, Genius entered into a Note and Warrant Purchase Agreement with a group of investors (collectively, the “Investors”). Under the Purchase Agreement, the Investors loaned a total of $4.0 million to Genius in exchange for (i) promissory notes in favor of the Investors (the “Notes”) with a total principal balance of $4.0 million and (ii) five-year warrants to purchase a total of 280,000 shares of our common stock, par value $0.0001 per share, with an exercise price per share equal to $1.88 (the last reported sales price of our common stock, as reported by the Over the Counter Bulletin Board, on the initial closing date of October 5, 2005). On December 5, 2005, we repaid $2.5 million of the October 4, 2005 Notes with proceeds from our December 2005 private equity financing.

On December 5, 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 16,000,000 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 4,800,000 shares of our common stock with an exercise price of $2.40 per share. The transaction closed on December 6, 2005 and we realized gross proceeds of $32 million from the financing, before deducting commissions and other expenses. The proceeds from the offering will provide working capital to fund new ventures as well as content acquisitions.

Recent Severance

During the quarter ended September 30, 2005, we executed a plan for the purpose of reorganizing our executive management team and terminating an exclusive agreement with our financial advisor. As a result, severance charges of approximately $2.7 million were recognized as operating expense during the quarter ended September 30, 2005, of which, $1.4 million was related to non-cash compensation expense resulting from the grant of additional vested stock options and the acceleration of certain unvested stock options. At December 31, 2005, the remaining severance obligation was $0.3 million.

On February 20, 2006 we announced a corporate realignment of the Wellspring Media division (“Wellspring”) which is currently based in New York, New York. We announced that the Wellspring home entertainment distribution division will transfer to our facility located in Santa Monica, California and that the Wellspring theatrical distribution arm will be closed. The primary goal of this corporate realignment is to improve our operating efficiencies. We estimated that we would incur costs of an aggregate total of approximately $490,000 in connection with this action. These costs consist primarily of employee severance arrangements and other related expenses. We expect to pay these costs and substantially complete the reorganization by May 2006.

Recent Strategic Transactions

Acquisition of American Vantage Media Corporation: On March 21, 2005, we completed our acquisition of American Vantage Media Corporation (“AVMC”), a subsidiary of American Vantage Companies (“AVC”). The acquisition was completed through an Agreement and Plan of Merger (“Merger Agreement”) which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock valued at $2.27 per share and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $13.7 million in liabilities of AVMC.

The Weinstein Company Transaction: On December 5, 2005, we and The Weinstein Company LLC, a Delaware limited liability company (“TWC”), entered into a Master Contribution Agreement (the “Agreement”) in connection with the formation of a new venture to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Transaction”).

Under the terms of the Agreement, at the closing of the Transaction (“Closing”) we will contribute to a company designated by TWC (the “Distributor”) substantially all of our assets, employees and existing businesses and certain liabilities, and the Distributor will hold a distribution agreement from TWC entitling it to distribute in the United States, and receive a distribution fee on, all filmed entertainment for which TWC owns or controls U.S. home video distribution rights. The Distributor will initially be 70% owned by TWC or its owners and 30% owned by us. The Company’s interest in the Distributor will consist of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its owners will consist of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its owners will be redeemable, at their option at any time from one year after the Closing, for up to 70% of the outstanding common stock of Genius Products, or with their approval, cash. TWC and we will operate under an interim distribution agreement until the closing of the Transaction.

We intend to account for the financial statements of the Distributor using the equity method of accounting and report the financial results of the Distributor in a note to our financial statements, rather than consolidating our financial statements with those of the Distributor. Until Closing, we are operating under an interim distribution agreement with TWC and are recording the results from titles we release for TWC in our financial statements. After Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product will be reflected in the financial statements of the Distributor. Assuming the Transaction closed on January 1, 2006, we would expect the Distributor to generate net revenue of approximately $300 million in 2006.

On or prior to Closing, the Distributor will adopt an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) in the form agreed to by the parties. The Distributor, which will be renamed Genius Products, LLC, will operate the new distribution business and our existing businesses, and continue to operate under the LLC Agreement following the Closing.

At the Closing, we will also issue to TWC 100 shares of Series W Preferred Stock in us. The Series W Preferred Stock will provide TWC or its permitted transferees with (a) the right to elect five of the seven directors on our Board of Directors, (b) majority voting power over other actions requiring approval of our stockholders, and (c) the right to approve certain specified actions by the Company. The Series W Preferred Stock will have no rights to receive dividends and minimal liquidation value. On or prior to the Closing, we will amend and restate our Certificate of Incorporation to, among other things, provide for the designation of the Series W Preferred Stock.

At the Closing, we and TWC will also enter into a Registration Rights Agreement pursuant to which we will register for resale our shares of Common Stock issuable upon redemption of TWC’s Class W Units in the Distributor.

Sale of Baby Genius: On December 31, 2005, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Klaus Moeller, who was our founder and formerly our CEO. Under the Asset Purchase Agreement, we agreed to sell to Mr. Moeller all of our right, title and interest in and to the following assets (the “Assets”), subject to the terms, conditions and limitations set forth in the Asset Purchase Agreement:

•	Audio and audiovisual works entitled “Baby Genius”;

•	Audio and audiovisual works entitled “Kid Genius”;

•	Audio and audiovisual works entitled “Little Tikes”;

•	Audio works entitled “Wee Worship”; and

•	Related intellectual property, agreements, documents and instruments.

Subject to limited exceptions, Mr. Moeller agreed to assume any and all obligations for royalties, advances, reporting requirements, and all other obligations of any kind arising out of or in connection with all talent agreements, producer agreements, and any and all other agreements relating to the Assets and due after the signing of the Asset Purchase Agreement.

The purchase price for the Assets was $3 million, payable as follows:

•	$250,000 in cash on signing;

•	$750,000 by means of a secured promissory note due and payable in full, together with all accrued interest, on January 30, 2006, bearing interest at the rate of 4.5% per annum; and

•	$2 million by means of a secured promissory note due and payable in full, together with all accrued interest, on the fifth anniversary of the closing date, bearing interest at the rate of 4.5% per annum.

We will continue to distribute Baby Genius, Little Tikes and Wee Worship DVDs and music CDs and all new products under these brands. Under the distribution agreement, we will receive a distribution fee and recoup all of our expenses. The $3 million purchase price was determined by negotiations between the parties and our assessment of the reasonable value of the Assets and the distribution arrangement.

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS. The allowance for doubtful accounts and provision for sales returns includes management’s estimate of the amount expected to be uncollectible or returned on specific accounts and for losses or returns on other accounts as yet to be identified included in accounts receivable. In estimating the allowance component for unidentified losses and returns, management relies on historical experience and takes into account current information obtained from retailers including retail sell-through data and retail inventory data as available. The amounts we will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

INVENTORIES. Inventories consist of raw materials and finished goods and are valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

LONG-LIVED ASSETS. Property and Equipment: Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

Production Masters: Music production masters are stated at cost net of accumulated amortization. Costs incurred for music production masters, including licenses to use certain classical compositions, royalties, and recording and design costs, are capitalized and amortized over a three or seven year period using the straight-line method from the time a title is initially released. All exploitation costs, including print and advertising (P&A) costs associated with our theatrical department, are expensed as incurred.

Film Library: We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to direct operating expenses in accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, using the individual film forecast method over a period of ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of the unamortized costs of the library to its estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

Goodwill: We evaluate the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.

To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We determine the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

REVENUE RECOGNITION. Revenues are recorded upon the shipment of goods. Costs of sales and an allowance for returns are also recorded at the time of shipment. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation are performed quarterly. Revenues from the theatrical release of films are recognized at the time of exhibition based on our participation with box office receipts. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee.

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

RESULTS OF OPERATIONS FOR 2005 COMPARED TO 2004

Revenues:

Video and DVD revenues for the year ended December 31, 2005 were composed of sales of branded and proprietary products including branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD and Wellspring titles from the completion of the acquisition of AVMC on March 22, 2005. Video gross revenues increased $8.8 million or 55.3% during the year ended December 31, 2005 to $24.8 million compared to $16.0 million for the same period ended December 31, 2004. These increases were due to the acquisition of AVMC on March 22, 2005 and increased revenues from our branded products during 2005. The increase in revenue was offset by a decline in value priced products as a result of our decision to discontinue this product line. Value product net revenue declined from $11.1 million in 2004 to $3.7 million in 2005, or 67%. Excluding value product revenue, gross revenue increased $13.1 million from $5.5 million in 2004 compared to $18.6 million in 2005 or 238%.

Theatrical revenues were composed of sales generated from film rental by our theatrical subsidiary, Wellspring Media Inc., that we acquired from AVMC on March 22, 2005. Theatrical revenues were $0.8 million for the year ended December 31, 2005, as compared to zero for the comparable prior year. On February 20, 2006 we announced a corporate realignment of this subsidiary (See subsequent event, Note 14).

Audio revenues for the year ended December 31, 2005 were composed of Baby Genius, Kid Genius, licensed music CDs, interactive music programs, and non-branded, value music products sold at an entry level price point at retail. Audio revenues increased $3.1 million, or 103.4%, during the year ended December 31, 2005 to $6.0 million, as compared to $2.9 million during the comparable prior year. The increase was attributable to higher sales of the Baby Genius and licensed music product and continued sales of the non-branded, value music products and Lifestyles Music Program that we introduced in the fourth quarter of 2004.

Royalties, licensing and other revenues were composed of royalties from licensing fees from Wellspring Media, Inc, and the license of our Baby Genius brand name. Royalties, licensing and other revenues increased $0.3 million, or 77.3%, for the year ended December 31, 2005 to $0.7 million, as compared to $0.4 million during the comparable prior year. The changes resulted from a decrease in royalties related to the licensing of our Baby Genius brand name, offset by an increase in licensing revenues from our acquisition of AVMC on March 22, 2005.

As a result of the foregoing, total gross revenues increased $13.0 million, or 67.0%, during the year ended December 31, 2005, to $32.3 million as compared to $19.3 million during the comparable prior year, due primarily to increased sales of video and audio products as discussed above.

Sales returns, discounts and allowances increased $7.3 million, or 268.5%, during the year ended December 31, 2005 to $10.0 million, as compared to $2.7 million during the year ended December 31, 2004. Overall, there has been an industry trend towards an increasing percentage of returns for the sale of DVDs. The increase resulted primarily from additional markdowns, higher returns from increased sales year over year, and higher than expected returns during the quarter ended December 31, 2005 due to lower than expected performance by a retail promotion with one of our major retailers. The provision for sales returns and allowances is calculated in accordance with historical averages and industry changes, but may vary in the future based on customer and product mix.

Net revenues increased $5.7 million, or 34.3%, for the year ended December 31, 2005 to $22.3 million as compared to $16.6 million for the comparable prior year, due to the increase in sales of DVDs and the acquisition of AVMC, offset in part by an increase in sales returns and allowances as described above.

Costs and expense:

Cost of Sales:

Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, amortization of production masters and library and royalties paid on sales of licensed products. For analytical purposes we review amortization of production masters and library as a stand-alone cost element and discuss the aggregate cost of producing, packaging, and shipping of the audio, DVD, and royalty, licensing and other products. Generally, cost of sales increased as a result of increased sales.

Video and DVD cost of sales increased $2.2 million, or 19.4%, during the year ended December 31, 2005 to $13.7 million as compared to $11.4 million during the comparable prior year. The increase resulted from an increase in Video and DVD sales, partially due to the addition of AVMC into our Video and DVD product mix for 2005 and a reserve recorded for obsolete products determined by management to be of limited or no value. Video and DVD cost of sales in 2005 were 55.1% of DVD and VHS revenues, as compared to 71.7% for 2004. The decrease in Video and DVD costs for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was the result of an increase of higher margin products in our sales mix during 2005. The improvement in the cost of sales and the reserve for obsolescence are due in part to our decision to decrease our sales of value priced, lower margin content and increase the sale of our proprietary content.

Theatrical cost of sales, composed primarily of releasing costs associated with film prints and advertising related to the exhibition and promotion of films in theaters by our subsidiary, Wellspring Media Inc., were $2.1 million for the year ended December 31, 2005 as compared to zero during 2004. During 2005, theatrical releasing costs included significant expenditures on the theatrical release of titles including Palindromes, Kings & Queens, Wild Side, and The Beat My Heart Skipped. Theatrical releasing expenditures can vary from period to period, often in advance of a theatrical release and the associated film rental revenues that are generated from exhibiting the film (See subsequent event, Note 14).

Audio cost of sales increased $2.6 million, or 221.9%, during the year ended December 31, 2005 to $3.8 million, as compared to $1.2 million for the year ended December 31, 2004. The increase in cost of sales was due to higher audio sales for 2005 compared to 2004. Audio cost of sales in 2005 were 63.7% of audio revenues, as compared to 40.2% in 2004. This increase was due primarily to the reserve of inventory during the second and fourth quarters of 2005.

Amortization of production masters and film library increased $2.3 million, or 336.3%, for the year ended December 31, 2005 to $3.0 million, as compared to $0.7 million during the comparable prior year. The increase in amortization of production masters and film library is primarily the result of an increase in sales for 2005 as compared to 2004 and the acquisition of AVMC.

Warehouse expenses and other decreased by $0.3 million, or 48.3%, to $0.3 million in 2005 as compared to $0.6 million in 2004 due to the classification of royalties, licensing and other expense of $0.3 million in 2004. Excluding the royalties, licensing and other expense of $0.3 million in 2004, warehouse expense increased slightly to $0.3 million in 2005 as increased sales and inventory levels resulted in higher freight-in and warehouse operations. However, warehouse expenses as a percentage of gross sales decreased from 3.0% in 2004 to 0.9% in 2005.

Gross Profit:

Gross profit decreased $3.3 million to a gross loss of $0.6 million in 2005 as compared to a gross profit of $2.7 million in 2004 due primarily to a reserve recorded for obsolete products determined by management to be of limited or no value and higher amortization of production master and film library.

Operating Expense:

Product development expenses increased $0.2 million, or 17.9%, during the year ended December 31, 2005 to $1.1 million, as compared to $1.0 million for 2004. The increase was attributed to the addition of new titles into our libraries. However, product development expense as a percentage of net revenues decreased from 5.8% in 2004 to 5.0% in 2005.

Sales and marketing expenses increased $0.4 million, or 19.2%, to $2.6 million during the year ended December 31, 2005 as compared to $2.2 million for the comparable prior year. Prior to its acquisition by us, AVMC significantly reduced its sales and marketing expense, and although the acquisition of AVMC resulted in higher sales to us, the current rate at which we are incurring sales and marketing expenses for AVMC is significantly below the prior year, due in part, to the lack of resources dedicated to sales and marketing by AVMC. The Company intends to increase sales and marketing expense in 2006 to support revenue increases.

General and administrative expenses increased by $5.9 million, or 116.1% during the year ended December 31, 2005 to $11.0 million, as compared to $5.1 million during 2004. These increases were primarily due to increased payroll, rent, and utilities as a result of the acquisition of AVMC, increased payroll and overhead to support the increased sales volume anticipated as part of the new relationship with The Weinstein Company from which revenue will not be generated until 2006, increased transaction costs including investment banking, audit and legal fees related to the transaction announced with The Weinstein Company, severance costs associated with employees and outside consultants and warrants and options expense associated with compensation to certain employees and outside consultants. Additional expenses include increased insurance, accounting and legal costs associated with the larger combined entity. General and administrative expense as a percentage of net revenues increased from 30.7% in 2004 to 49.4% in 2005. Excluding expenses of $2.4 million associated with TWC transaction fees and TWC-related overhead and other charges, general and administrative expenses would have been $8.6 million in 2005, or 38.6% of net revenue, as compared to $5.1 million, or 30.7% in 2004.

We reorganized our executive management team and terminating an exclusive agreement with our financial advisor during the third quarter ended September 30, 2005. As a result, severance related charges of approximately $2.7 million were recognized, of which, $1.4 million was related to non-cash compensation expense resulting from the grant of additional vested stock options and the acceleration of certain unvested stock options. As of December 31, 2005, the remaining severance obligation was $0.3 million.

On December 31, 2005, we sold to Klaus Moeller, our founder and former Chief Executive Officer, all of our right, title and interest in and to our “Baby Genius”, “Kid Genius”, “Little Tikes” and “Wee Worship” lines of business for a total purchase price of $3 million.

The purchase price was payable as follows:

•	$250,000 in cash on signing,

•	$750,000 by means of secured promissory note due and payable in full, together with all accrued interest, on January 30, 2006, bearing interest at the rate of 4.5% per annum; and

•	$2 million by means of a secured promissory note due and payable in full, together with all accrued interest, on the fifth anniversary of the closing date, bearing interest at a rate of 4.5% per annum.

In conjunction with this transaction we recorded a gain on sale in the amount of $1,351,710 and recorded a note receivable in the amount of $1,712,353 representing the present value of a $2 million secured promissory note that we received in this transaction. We have subsequently received payment in full of the secured promissory note, due on January 30, 2006, in the amount of $750,000, plus interest.

Interest expense and other, net decreased by $0.1 million, or 15.6% for the year ended December 31, 2005 to $0.5 million, as compared to $0.6 million for the comparable prior year. The decrease resulted from the repayment of notes payable in the fourth quarter of 2004 and an increase in interest income in 2005 as a result of an increase in cash, partially offset by an increase in interest expense related to the $4.0 million notes payable assumed as part of the AVMC transaction and the $4.0 million notes payable issued in October 2005.

As result of the foregoing, the net loss increased by $11.1 million for the year ended December 31, 2005, to $17.1 million, as compared to $6.0 million for 2004.

RESULTS OF OPERATIONS FOR 2004 COMPARED TO 2003

Revenues:

DVD and VHS revenues for our fiscal year ended December 31, 2004 were composed primarily of sales of our non-branded movies and television shows distributed on DVD and to a lesser extent AMC, TV GUIDE and Hollywood Classic branded classic movies and television shows. DVD and VHS revenues were $15,967,711 during 2004, as compared to $876,285 during 2003. This large increase of 1722% was due primarily to our launch during 2004 of non-branded classic movie and television shows on DVD and VHS, which accounted for $11,096,371 of the increase in 2004 revenues. The remaining increase of $3,995,055 was attributable primarily to sales of branded content on DVD and VHS during 2004.

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

We recorded a $474,358 charge to cost of sales in the fourth quarter of 2004 to establish an inventory reserve for obsolete product. This was deemed necessary as the product strategy for fiscal 2005 will evolve given the acquisition of the Wellspring library.

Warehouse expense and other increased by $181,628, or 46%, to $579,112 in 2004 as compared to $397,484 in 2003, as increased sales and inventory levels resulted in higher freight-in and warehouse operations costs. However, warehouse expense and other as a percentage of gross sales decreased from 11.4% in 2003 to 3.0% in 2004.

Operating Expense:

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

Interest expense and other for 2004 was $551,013, compared to $129,896 for 2003, due to interest and amortization of the discount on notes issued in the fourth quarter of 2003. The notes had a maturity date of December 2004 and have been repaid.

The net loss for 2004 of $6,046,168 was $3,303,492 greater than the net loss of $2,742,676 for 2003 primarily as the result of investments in personnel, DVD content and other infrastructure which added cost to our operations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had cash balances of $30,597,164 and net accounts receivable of $2,406,658 compared to cash balances of $1,223,881 and net accounts receivable of $3,615,073 at December 31, 2004. Our working capital increased $21,381,080 from $60,177 at December 31, 2004 to $21,441,257 at December 31, 2005 primarily as a result of an increase in cash and cash equivalents. Long-lived assets, comprised of production masters and film library, were $19,727,179 at December 31, 2005 compared to $3,867,546 at December 31, 2004. The increase in long-lived assets is the result of additions to our film library and the acquisition of AVMC on March 22, 2005, offset by amortization expense during 2005.

Net cash used in operations during the year ended December 31, 2005 was $16.3 million, primarily due to the net loss of $17.2 million, certain transition costs related to AVMC, decreases in accounts payable, and increases in accounts receivable. In addition, cash used in operations for 2005 increased as a result of the development of our film library.

Net cash provided by investing activities for the year ended December 31, 2005, was $0.6 million, primarily attributed to net cash received from the AVMC acquisition and cash received as part of the sale of Baby Genius assets to Pacific Entertainment on December 31, 2005 offset by the purchase of property and equipment.

Cash provided by financing activities for the year ended December 31, 2005 was $45.1 million, primarily resulting from the sale of our common stock in private equity placements in March, May and December of 2005, proceeds from notes payable, and cash received from the exercise of stock options and warrants. Cash received was partially offset by payments on short term debt and offering costs. For the year ended December 31, 2004, cash provided by financing activities was $5.5 million, primarily driven by a private equity placement.

On October 4, 2005, we entered into a Note and Warrant Purchase Agreement with a group of investors (collectively, the “Investors”). Under the Purchase Agreement, the Investors loaned a total of $4.0 million to us in exchange for (i) promissory notes in favor of the Investors (the “Notes”) with a total principal balance of $4.0 million and (ii) five-year warrants to purchase a total of 280,000 shares of our common stock, par value $0.0001 per share, with an exercise price per share equal to $1.88 (the last reported sales price of our common stock, as reported by the Over the Counter Bulletin Board, on the initial closing date of October 5, 2005).

The Notes do not bear any interest, and all outstanding principal was due and payable in full on March 3, 2006 (the first business day that is 150 days after the initial closing date).

On December 5, 2005, we repaid $2.5 million of the October 4, 2005 Notes with proceeds from our December 2005 private equity financing.

On December 5, 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 16,000,000 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase

4,800,000 shares of common stock with an exercise price of $2.40 per share. The transaction closed on December 6, 2005 and we realized gross proceeds of $32 million from the financing, before deducting commissions and other expenses. The proceeds from the offering will provide working capital to fund new ventures including the recent transaction announced with TWC and other content acquisitions.

Subsequent to year end, in February of 2006, we repaid $3.8 million of the Notes assumed as part of the AVMC transaction. In March 2006, we repaid the remaining $1.5 million of the October 2005 Notes. We feel that we have sufficient liquidity to fund our operations through the remainder of 2006; however we will consider additional issuance of equity and debt financing to fund future growth opportunities. Although we believe that our expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2006, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control (See subsequent event, Note 17).

CONTRACTUAL OBLIGATIONS

The following table summarizes contractual obligations due in the next five years.

	2006	2007	2008	2009	2010	Thereafter	Total
Lease obligations	$939,249	$1,092,459	$976,302	$728,507	$734,880	$185,068	$4,656,465
Employment agreements	1,774,250	961,250	—	—	—	—	2,735,500
Consulting agreements	220,000	—	—	—	—	—	220,000
Royalty advances *	291,386	—	—	—	—	—	291,386
Severance	720,691	—	—	—	—	—	720,691

Total	$3,945,576	$2,053,709	$976,302	$728,507	$734,880	$185,068	$8,624,042

*	Includes $20,000 per month related to Falcon Picture Group. See Note 14 Related party transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which clarifies the meaning of the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN 47 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We will implement SFAS No. 154 in our fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact this new Standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS 123R, “Share Based Payments.” SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. SFAS 123R, and its related implementation guidance, will significantly change existing accounting practice and will have a material effect on our reported earnings. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified-prospective and modified-retrospective adoption options. Under the modified-retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period of adoption.

We plan to apply the modified prospective transition method, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning the first quarter of 2006. We have chosen the Black-Scholes valuation model to value stock-based compensation utilizing an expected volatility estimated using the historical method. Unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123R, that we expect to record during 2006 is approximately $3 million before income taxes. This estimate excludes the effect of additional expense related to new awards that may be granted during 2006.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We do not believe that SFAS No. 156 will have a material impact on our financial position, results of operations or cash flows.

SUBSEQUENT EVENTS

See Note 17 to our Financial Statements for a discussion of subsequent events.

ITEM 7A.	QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, our cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of our investment portfolio and the high quality of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not enter into hedging or derivative instrument arrangements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, together with the report thereon of Cacciamatta Accountancy Corporation and Singer Lewak Greenbaum & Goldstein LLP begin at page F-1 of this Report and is incorporated herein by reference and contain the following:

See “Item 15. Exhibits, Financial Statements Schedules” below for financial statements filed as a part of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. In making this evaluation, our management considered the matters relating to the restatement of our financial statements for the quarters ended June 30 and September 30, 2005, and the material weaknesses discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005.

In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with GAAP. These measures included, among other things, expansion of our year-end closing procedures, including the consolidation process, and dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations at a detailed level. As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of PCAOB Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

As of December 31, 2005, we did not maintain effective controls over the recording of certain journal entries, both recurring and non-recurring. Specifically, effective controls were not designed and in place to ensure that journal entries relating to recognition of theatrical revenues, certain royalty revenues and certain royalty expenses were properly prepared and reviewed with sufficient support or documentation, or were reviewed and approved to ensure the accuracy, timeliness and completeness of the journal entries recorded.

Such control deficiencies related primarily to a business acquired by the Company during 2005. As of December 31, 2005, our internal accounting personnel did not have sufficient depth, skills and experience to recognize errors and deficiencies in accounting policies and procedures utilized by acquired companies. We also had insufficient formalized policies and procedures to ensure that accounting policies and procedures implemented by acquired companies are properly scrutinized or transitioned to our company in order to provide reasonable reliability. Additionally, we did not consistently use outside technical accounting contractors to supplement our internal accounting personnel in the transition of acquired companies.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2005, we did not maintain effective internal control over financial reporting.

The foregoing control deficiencies caused certain errors in our financial statement accounts during 2005 and required adjustments of our financial statements. These errors were first discovered and brought to the attention of management by Singer Lewak Greenbaum & Goldstein LLP in connection with their work on the audit for fiscal 2005. We intend to file amendments to our Quarterly Reports on Form 10-Q for the periods ending June 30 and September 30, 2005 reflecting these adjustments. These adjustments, which are further discussed under Note 15 to our Consolidated Financial Statements of this Report, are summarized below:

1. The Company revised theatrical revenue to decrease the amount recognized during the three months ended September 30, 2005. The total adjustment required to decrease theatrical revenue to its proper amount was $251,603 for the three months ended September 30, 2005.

2. The Company revised royalty revenue to increase the amount recognized during the three months ended June 30, 2005. The total adjustment required to increase revenue to its proper amount was $90,000 for the three months ended June 30, 2005.

3. The Company revised royalty expense to increase the amount recognized during the three month periods ending June 30, 2005 and September 30, 2005. The total adjustments required to increase royalty expense to its proper amount was $416,148 and $74,311 for the three month periods ending June 30, 2005 and September 30, 2005, respectively.

4. The Company revised production cost amortization expense to increase the amount recognized during the three month periods ending June 30, 2005 and September 30, 2005. The total adjustments required to increase production costs amortization expense to its proper amount were $63,547 and $41,474 for the three month periods ending June 30, 2005 and September 30, 2005, respectively. These adjustments were not related to the control deficiencies discussed above.

In response to the identified material weaknesses, we have remedied the specific accounting policies and procedures which led to the incorrect journal entries requiring restatement. We have established additional policies and enhanced the procedures that we will follow with respect to the identification of relevant revenue and expense recognition issues. Since the Company is no longer in the theatrical business, we do not expect that the type of adjustment discussed in item 1 above will recur.

In addition, our management, with oversight from our Audit Committee, has dedicated significant resources and intends to engage external consultants to support management in its efforts to improve our control environment. Since December 31, 2005, we hired a new Chief Financial Officer and added additional internal accounting personnel with entertainment industry experience. We intend to further expand our internal accounting and compliance capabilities by attracting additional talent and enhancing training in critical areas. These ongoing efforts are focused on implementing process changes to strengthen our internal control and monitoring activities.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management

The following table sets forth certain information with respect to each of our directors and executive officers.

NAME	AGE	POSITION
Trevor Drinkwater	39	President, Chief Executive Officer, Director
John Mueller	43	Executive Vice President and Chief Financial Officer
Rodney Satterwhite	41	Executive Vice President and Chief Operating Officer
Michel Urich	39	Executive Vice President and General Counsel
Christine Martinez	39	Executive Vice President and General Manager
Michael Radiloff	42	Executive Vice President of Marketing
David Snyder	48	Executive Vice President, Content Development and Acquisition
Mitch Budin	40	Executive Vice President of Sales
Stephen K. Bannon (1) (2)	52	Director, Chairman
James G. Ellis (1) (2)	58	Director
Herbert Hardt (1) (2)	62	Director

(1)	Member of audit committee.

(2)	Member of compensation committee.

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

John Mueller has served as our Chief Financial Officer since February 1, 2006. Mr. Mueller joined us from Jefferies & Company, Inc., where he served as Senior Vice President of Media and Entertainment Investment Banking in New York. Prior to Jefferies, Mr. Mueller worked for Credit Suisse First Boston in New York and SG Cowen in Los Angeles advising entertainment and media companies from a broad range of sectors including filmed entertainment, video games and Internet media. Mr. Mueller began his career in corporate finance at Kimberly-Clark Corporation, a Fortune 500 consumer packaged goods company.

Mitch Budin became our Executive Vice President of Sales on January 6, 2006. Mr. Budin joins us from Dreamworks SKG, where he served as Head of Sales North America, Home Entertainment division, for the past five years. At Dreamworks, Budin was instrumental in developing marketing strategies and launching some of the industry’s biggest selling DVDs, including Madagascar, Gladiator, Shrek, Shrek2, and Shark Tale, among others. He joined Dreamworks from Warner Home Video, where he held a number of sales and sales management positions during his nine-year tenure. Budin received his BS from Towson University.

Rodney Satterwhite became our Executive Vice President and Chief Operating Officer in November 2005, after serving as our Executive Vice President of Operations from April 2005 to November 2005 and our Vice President, Sales Services from July 2004 to April 2005. Mr. Satterwhite, who holds an MBA in finance, has over 19 years experience in retail and entertainment, ranging from sourcing and logistics to retail strategy and merchandising. While at Giant Food Inc. from October 1986 to May 1998 he gained management experience in the areas of manufacturing, sourcing, distribution, cost accounting, finance, merchandising and category management. As a Warner Brothers executive from May 1998 to February 2004, he was responsible for developing supply, logistics, and retail business development strategies for both sell-through and rental markets. From February to July 2004, before joining us, he was responsible for revamping trade marketing, sales planning and analysis, inventory/supply and customer service as Take Two Interactive’s Vice President of North American Sales Services.

Michel Urich became our Executive Vice President and General Counsel in November 2005, after serving as General Counsel since July 25, 2005. Prior to joining us, from August 2001 to June 2005 Mr. Urich served as Senior Vice President and Director of Legal Affairs at Nara Bancorp, Inc., as well as Nara Bank. Mr. Urich obtained two law degrees from the University of London as well as an MBA from the University of San Francisco.

Christine Martinez became our Executive Vice President and General Manager in September 2005. Prior to joining us, Ms. Martinez was a Sales and Marketing Executive at Warner Home Video from April 1996 to May 2005. Her last executive appointment with Warner Home Video was as Vice President, Marketing – Non Theatrical, from November 2003 until her departure from the company. Ms. Martinez also had a three year tenure in sales, from March 1993 to April 1996, with WEA Corp., a former Time Warner division.

Michael Radiloff became our Executive Vice President of Marketing in October 2005. Mr. Radiloff is a senior marketing executive with 15 years of entertainment and packaged goods marketing experience with industry-leading companies. He was most recently at Warner Home Video as Vice President of Theatrical Catalog Marketing from May 2001 to September 2005 and as Director of DVD Marketing from March 2000 to April 2001. As the person responsible for releasing Warner’s vast film library onto DVD, Mr. Radiloff launched over 100 new DVD releases annually. Prior to that, he worked as a Brand Marketing Manager at Disney Interactive and Activision. Mr. Radiloff holds an MBA from Stanford Graduate School of Business

David Snyder joined us as Executive Vice President, Content in April of 2005. Prior to his employment with us, Mr. Snyder was executive producer of a number of animated and live action properties including Harry and His Bucket Full of Dinosaurs on The Cartoon Network. From August 2000-September 2002 he served as Senior Vice President, Entertainment for Gullane Entertainment where he was responsible for 78 episodes of Thomas the Tank Engine and Friends, over 2,400 episodes of the Award winning international hit, Art Attack and the Cartoon Network’s Yoko, Jakamoko and Toto. From April 1988-July 2000, Mr. Snyder was with the Walt Disney Company ending his career there as Senior Vice President of Walt Disney Television International, responsible for creative content for the international Disney Channels as well as all brand building initiatives of Disney’s International Television Business

Stephen K. Bannon was appointed as a director of our company in March 2005 in connection with our acquisition of AVMC. Mr. Bannon has served as the Chief Executive Officer of AVMC since May 2004. From January 2004 to April 2004, he provided executive and management services to AVC as a consultant. From April 2002 to December 2003, Mr. Bannon served as Head, Strategic Advisory Services for The Firm, a leading talent management company in the entertainment and media industries. Mr. Bannon served as a managing director and head of media and entertainment investment banking at Jefferies & Company, Inc., an institutional brokerage and investment bank for middle market growth companies, from July 2000 to April 2002. He served as the Chief Executive Officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries, from April 1990 to July 1998. From 1985 to 1990, Mr. Bannon was a Vice President and Goldman, Sachs & Co. in the mergers and acquisitions department. He is currently Chairman of the Executive Committee of the Board of IGE, a leading company in the massively multi-player online gaming industry.

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

Herbert Hardt has served as a director since October 2005. Mr. Hardt has been a principal of Monness, Crespi, Hardt & Co., Inc since 1980. From 1976 to 1979, he served as Vice President of Fidelity Management and Research (Bermuda). Mr. Hardt worked at Fidelity Management and Research in Boston, first as an analyst and then as fund manager of Essex Fund and Trend Fund from 1971-1976. Mr. Hardt received his Bachelor of Arts with a Concentration in Engineering and Applied Physics from Harvard College in 1965 and his Master of Business Administration from Harvard University in 1971. He also attended graduate school in applied mathematics at the University of Bern in Bern, Switzerland. From 1966-1969 Mr. Hardt served in the military with the 82nd Airborne Division.

Board Composition and Committees

Our board of directors is currently comprised of four directors and currently has two committees: an audit committee and a compensation committee. The audit committee currently consists of Messrs. Bannon, Ellis and Hardt. Our board of directors has determined that Mr. Hardt is an audit committee financial expert as defined under applicable rules of the SEC, and that Mr. Hardt is independent under the rules applicable to Nasdaq listed companies. The audit committee, among other things, reviews the scope and results of the annual audit and other services provided by our independent auditors and reviews and evaluates our accounting policies and systems of internal accounting controls.

The compensation committee currently consists of Messrs. Bannon, Ellis and Hardt. The compensation committee, among other things, reviews and approves the salaries, bonuses and other compensation payable to our executive officers and administers and makes recommendations concerning our employee benefit plans.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION

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

Executive Compensation

The following table sets forth summary information regarding the compensation earned by our chief executive officer and each of our other most highly compensated executive officers employed by us as of December 31, 2005 whose salary and bonus for the fiscal year ended December 31, 2005 was in excess of $100,000 for their services rendered in all capacities to us. In addition, the table includes two additional individuals for whom disclosure would be required to be provided but for the fact that the individual was not serving as an executive officer of Genius Products at December 31, 2005. The listed individuals are hereinafter referred to as the “Named Executive Officers”.

Summary Compensation Table

	Year	Salary $		Annual Compensation			Long-Term Compensation					All Other Compensation $ (Car Allowance)
							Awards				Payouts
Name and Position				Bonus $	Other Annual Compensation $		Restricted Stock Awards $		Securities Underlying Option/SARs and Warrants		LTIP Payouts $
Trevor Drinkwater CEO	2005 2004 2003	228,125 175,000 0		0 0 0	0 0 0		0 0 0		2,600,000 500,000 0		0 0 0	4,000 0 0

Klaus Moeller Former CEO and Interim CFO	2005 2004 2003	316,709 225,000 150,000	(1) (1)	0 125,000 45,000	9,733 0 0	(1)	0 0 28,572	(1)	261,000 750,000 626,257	(1)	0 0 0	3,000 9,000 9,000

Shawn Howie Former CFO	2005 2004 2003	117,692 0 0		0 0 0	0 0 0		0 0 0		1,200,000 0 0		0 0 0	0 0 0

David Snyder Executive Vice President of Content	2005 2004 2003	149,358 0 0		0 0 0	0 0 0		0 0 0		200,000 0 0		0 0 0	0 0 0

Rodney Satterwhite Chief Operating Officer	2005 2004 2003	163,540 125,000 0		0 0 0	0 0 0		0 0 0		450,000 30,000 0		0 0 0	1,600 0 0

Michael Meader Former President	2005 2004 2003	281,293 197,500 150,000	(2)	0 85,000 15,000	24,495 0 0		0 0 28,572	(2)	209,000 575,000 496,572	(2)	0 0 0	3,000 9,000 9,000

Mark Miller Former Chief Operating Officer	2005 2004 2003	173,750 173,000 0		0 20,000 0	0 0 0		0 0 0		0 0 0		0 0 0	3,000 0 0

(1)	Mr. Moeller resigned as our Chief Executive Officer in February 2005. During 2003, in response to our company’s limited cash flow, Mr. Moeller accepted $20,000 of his 2003 salary in the form of 28,572 shares of common stock valued at $0.70 per share and a five-year warrant to purchase 28,572 shares of common stock at an exercise price of $1.40. These issuances were made as of June 2, 2003, at the same price as a private placement at that time. Mr. Moeller resigned his employment on July 28, 2005, and will continue to receive salary compensation for twelve months under the terms of a Settlement Agreement dated July 28, 2005. Mr. Moeller also received a consulting fee of $9,733 for the period of July 28, 2005, to September 1, 2005.

(2)	Mr. Meader resigned as our President in July 2005. During 2003, in response to our company’s limited cash flow, Mr. Meader accepted $20,000 of his 2003 salary in the form of 28,572 shares of common stock valued at $0.70 per share and a five-year warrant to purchase 28,572 shares of common stock at an exercise price of $1.40. These issuances were made as of June 2, 2003, at the same price of a private placement at that time. Mr. Meader will continue to receive salary compensation for twelve months under the terms of a Settlement Agreement dated July 28, 2005. Mr. Meader received a $24,495 commission payment based on two percent (2%) of sales of music during the third quarter of 2005.

The following table sets forth the options granted, if any, to the Named Executive Officers during the fiscal year ended December 31, 2005.

Options Grants in Last Fiscal Year

Individual Grants

Name	Number of Securities Underlying Options/ SARs Granted (#)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/SH)	Expiration Date
Trevor Drinkwater	1,200,000	17%	$1.65	July 2 , 2015
	1,000,000	14%	$1.88	November 7, 2015
	400,000	6%	$2.31	November 28, 2015
Klaus Moeller	261,000	4%	$1.55	July 28, 2010
Shawn Howie	900,000	13%	$1.65	July 26, 2015
	100,000	3%	$1.88	November 7, 2015
	200,000	1%	$2.31	November 28, 2015
David Snyder	200,000	3%	$2.10	June 14, 2015
Michael Meader	209,000	3%	$1.55	July 28, 2010
Rodney Satterwhite	120,000	2%	$2.10	June 14, 2015
	30,000	0%	$1.63	October 19, 2015
	225,000	3%	$1.88	November 7, 2015
	75,000	1%	$2.31	November 28, 2015
Mark Miller	0	0%	$0

The following table sets forth information concerning the exercise of stock options by the Named Executive Officers during our fiscal year ended December 31, 2005, and the value of all exercisable and unexercisable options at December 31, 2005. This table does not include warrants.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-The-Money Options at FY-End ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Trevor Drinkwater	1,012,500	2,087,500	$1,640,000	$2,790,000
Klaus Moeller	2,058,685	0	$2,334,578	$0
Shawn Howie	500,000	700,000	$825,000	$848,000
David Snyder	0	200,000	$0	$0
Michael Meader	1,702,000	0	$1,884,450	$0
Rodney Satterwhite	105,000	225,000	$201,000	$330,900
Mark Miller	487,500	0	$450,000	$0

(1)	Based on the closing price for our common stock at the close of market on December 31, 2005. On December 31, 2005, the price of our common stock was $2.02 per share. The lowest exercise price of any outstanding option at December 31, 2005 was $1.37 per share.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements with Named Executive Officers

Trevor Drinkwater

On August 3, 2005, we entered into an employment agreement with Trevor Drinkwater pursuant to which Mr. Drinkwater agreed to serve as our Chief Executive Officer.

Under the agreement, Mr. Drinkwater is employed by us at-will and his employment may be terminated by us at any time. Mr. Drinkwater’s annual salary during his employment is $275,000. Mr. Drinkwater will be provided an $800 monthly auto allowance and three weeks annual paid vacation. Mr. Drinkwater was granted options to purchase 1,200,000 of our shares of common stock priced at fair market value of the common stock on the date of grant. The options shall vest over a three-year period, with 600,000 vesting upon the date of grant and the remaining 600,000 vesting in equal installments on each of the second and third anniversaries of the date of grant. The agreement also calls for us to pay to Mr. Drinkwater, at our sole discretion, an incentive bonus based upon achievement of certain operating profit results as defined in his agreement. Mr. Drinkwater will also receive accelerated vesting of stock options if the targeted operating profit results are achieved. If we terminate Mr. Drinkwater without cause (as defined in the agreement), Mr. Drinkwater is entitled to receive a severance payment equal to his compensation for a twelve month period plus all accrued but unpaid salary and vacation time.

Effective December 5, 2005, we entered into an amendment to the employment agreement with Trevor Drinkwater, pursuant to which the following changes were made to his employment agreement. The first two bullet points will only become effective upon closing of the Transaction with TWC:

•	Three-year term, with up to two one-year extensions at our option;

•	Base compensation of $425,000 in year one, $475,000 in year two, $525,000 in year three, $625,000 in year four (if applicable), and $675,000 in year five (if applicable), plus annual bonuses in each year of up to 50% of base salary based on performance factors to be determined by our Board of Directors; and

•	Additional stock options to acquire 1,000,000 shares, vesting in equal installments over five years.

Shawn Howie

On June 23, 2005, we entered into an employment agreement with Shawn Howie pursuant to which Mr. Howie agreed to serve as our Executive Vice President and the Chief Financial Officer. Mr. Howie is employed at-will and his employment may be terminated by us at any time. Mr. Howie’s annual salary during his employment is $225,000. In addition, Mr. Howie was granted options to purchase 900,000 shares of our common stock with an exercise price of $1.95 per share. The options will vest in equal annual installments of 180,000 shares beginning on the first anniversary of Mr. Howie’s hire date. The Agreement also calls for us to pay to Mr. Howie, at our sole discretion, a year-end performance bonus consistent with the bonus plan of our Chief Executive Officer. If we terminate Mr. Howie without cause (as defined in the agreement), Mr. Howie is entitled to receive a severance payment equal to his compensation for a six-month period plus all accrued but unpaid salary and vacation time.

In addition, on February 7, 2006, we entered into a Settlement Agreement and Release of Claims with Shawn Howie relating to Mr. Howie’s resignation as an officer of the Company

Rodney Satterwhite

Effective December 2, 2005, we entered into an employment agreement with Rodney Satterwhite pursuant to which Mr. Satterwhite agreed to serve as Executive Vice President and Chief Operating Officer.

Under the agreement, Mr. Satterwhite is employed by us at-will and his employment may be terminated by us at any time. Mr. Satterwhite’s annual salary during his employment will be $200,000, and he will be provided an additional $800 monthly auto allowance. In addition, Mr. Satterwhite was granted an option to purchase 225,000 of our shares of common stock vesting over a three-year period. Mr. Satterwhite will be provided three weeks annual paid vacation. If we terminate Mr. Satterwhite without cause (as defined in the agreement), he will be entitled to receive a severance payment equal to his compensation for a six-month period plus all accrued but unpaid salary and vacation time.

Effective December 5, 2005, we entered into an amendment to the employment agreement with Mr. Satterwhite, pursuant to which the following changes were made to his employment agreement. The first bullet point will only become effective upon closing of the Transaction:

•	Two-year term, with a one-year extension at our option; and

•	Additional stock options to acquire 75,000 shares, vesting in equal installments over five years.

Klaus Moeller and Michael Meader

Effective January 3, 2002, we entered into three-year employment agreements with Klaus Moeller and Michael Meader. Under each employment agreement, the executive is entitled to an annual salary of $150,000 and was granted an option to purchase 450,000 shares of common stock which vest one-third each year beginning on December 31, 2002. The options granted are exercisable for a period of 10 years from the date of grant at an exercise price of $0.63 per share, the market price on the date of grant. Under these employment agreements, if the senior executive died or was terminated without cause (as defined in the employment agreement) during the first year of the employment agreement, the senior executive would have received 24 months of salary as severance pay. If the senior executive died or was terminated without cause during the second year of the employment agreement, the senior executive would have received 18 months of salary as severance pay. If the senior executive dies or is terminated without cause during the third year of the employment agreement, the senior executive will receive 12 months of salary as severance pay. Severance pay under these employment agreements is due and payable in full immediately upon death or termination of the senior executive.

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

On July 27, 2005, we announced a reorganization of our management team and announced that Michael Meader would resign as our president and become our consultant and Klaus Moeller would resign as our executive, but would remain our director and consult for us. On July 29, 2005, we entered into severance and consulting arrangements with Messrs. Meader and Moeller, upon the terms described below. Mr. Moeller subsequently resigned as a director, effective September 9, 2005.

Under the terms of a Confidential Settlement Agreement and Mutual Release of Claims with Mr. Meader (the “Meader Severance Agreement”), we agreed to the following:

•	Mr. Meader resigned effective July 28, 2005 (the “Meader Resignation Date”);

•	The Company agreed to pay Mr. Meader severance for 12 months totaling $217,250, subject to standard payroll deductions and withholdings and payable in accordance with the regular company payroll practice;

•	The Company agreed to issue to Mr. Meader 209,000 additional vested stock options at fair market value on date of grant, pursuant to our 2004 Stock Incentive Plan, exercisable over a period of 5 years;

•	Mr. Meader retains any award of stock options previously vested and unvested as of the Meader Resignation Date. Unvested options vested as of the Meader Resignation Date;

•	The Company agreed to pay Mr. Meader’s health insurance premiums for 12 months beginning at the conclusion of the Separation and Retention Agreement (the “Meader Consulting Agreement”);

•	The Company agreed to reimburse Mr. Meader for reasonable legal expenses in connection with the negotiation and execution of the Meader Severance Agreement in an amount not to exceed $3,000; and

•	The parties agreed to release each other of all claims.

Under the Meader Consulting Agreement, Mr. Meader agreed to provide retention services to us as an employee in matters related only to our music and/or catalog business for a period of 60 days starting on July 28, 2005 (the “Retention Period”), which has since expired. During the Retention Period, we could terminate the Retention Period early for “cause” as defined in the Meader Consulting Agreement. Under the terms of the agreement, we agreed to pay Mr. Meader $18,104.16 per month in consulting fees for work performed during the Retention Period, payable in accordance with our regular payroll practice. In addition, we agreed to pay Mr. Meader as additional compensation, a commission of 2% of all sales of music by us during the third quarter of 2005.

Under the terms of a Confidential Settlement Agreement and Mutual Release of Claims with Mr. Moeller (the “Moeller Severance Agreement”), we agreed to the following:

•	Mr. Moeller resigned effective July 28, 2005 (the “Moeller Resignation Date”);

•	The Company agreed to pay Mr. Moeller severance for 12 months totaling $244,750, subject to standard payroll deductions and withholdings and payable in accordance with the regular company payroll practice;

•	The Company agreed to issue to Mr. Moeller 261,000 additional vested stock options at fair market value on date of grant, pursuant to our 2004 Stock Incentive Plan, exercisable over a period of 5 years;

•	Mr. Moeller retains any award of stock options previously vested and unvested as of the Moeller Resignation Date. Unvested options vested as of the Moeller Resignation Date;

•	The Company agreed to pay Mr. Moeller’s health insurance premiums for 12 months beginning at the conclusion of the Separation and Retention Agreement (the “Moeller Consulting Agreement”);

•	The Company agreed to reimburse Mr. Moeller for reasonable legal expenses in connection with the negotiation and execution of the Moeller Severance Agreement in an amount not to exceed $3,000; and

•	The parties agreed to release each other of all claims.

Under the Moeller Consulting Agreement, Mr. Moeller agreed to provide consulting services to us, as an independent contractor, in any area for which he is qualified by virtue of his education, experience and training upon request by a duly authorized officer. The consulting relationship began on July 29, 2005, and was to continue for a minimum of four months, and thereafter terminable by either party on 60 days written notice (the “Consulting Period”). Our obligation to pay Mr. Moeller any further consulting fees was to cease upon termination of the Consulting Period.

During the Consulting Period, Mr. Moeller was to receive $8,500 per month in consulting fees, which will be paid every six months. In addition, Mr. Moeller was to receive a fully vested stock option grant for 150,000 shares at fair market value on date of grant, pursuant to our 2004 Stock Incentive Plan.

On September 1, 2005, we and Mr. Moeller mutually agreed to terminate the Moeller Consulting Agreement and we paid Mr. Moeller for services performed under the Moeller Consulting Agreement through September 1, 2005.

For a description of agreements with persons who currently serve as executive officers but are not included above as Named Executive Officers, see above under “Proposal 1—The Transaction—Interests of Directors, Executive Officers and Affiliates”. Such information is also contained under “Related Party Transactions” in the definitive proxy statement that we filed with the Securities and Exchange Commission on December 12, 2005 relating to our 2005 Annual Meeting of Stockholders.

Director Compensation

Directors do not receive cash compensation for their services as directors but are reimbursed for expenses actually incurred in connection with attending board meetings. During 2005 the Board granted options for Board service to directors as follows:

Name	Option Grants (shares)	Exercise Price per share
Stephen K. Bannon	429,520	$1.63
Stephen K. Bannon	1,000,000	$1.88
Stephen K. Bannon	400,000	$2.31
James G. Ellis	429,520	$1.63
Herbert Hardt	143,173	$1.59

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of March 31, 2006, by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors and Named Executive Officers and (iii) all of our executive officers and directors as a group. Except as otherwise listed below, the address of each person is c/o Genius Products, Inc., 740 Lomas Santa Fe, Suite 210, Solana Beach, California 92075. As of March 31, 2006, there were outstanding 60,622,626 shares of our common stock.

	Shares Beneficially Owned (1)
Name of Owner	Number		Percent
Stephen K. Bannon	355,104	(2)	*
Trevor Drinkwater	1,212,500	(3)	2%
James G. Ellis	167,036	(4)	*
Herbert Hardt	251,637	(5)	*
Klaus Moeller	2,646,044	(6)	4.36%
Michael Meader	2,372,733	(7)	3.91%
Mark Miller	487,500	(8)	*
Shawn Howie	500,000	(9)	*
Rodney Satterwhite	275,000	(10)	*
David Snyder	0	(11)	0%
All directors and officers as a group (8 persons)	7,462,263	(12)	12.31%
Bonanza Master Fund, Ltd.	4,065,474	(13)	6.71%
Janus Capital Management	6,272,070	(14)	10.35%
Magnetar Capital Partners LLC	5,706,400	(15)	9.41%
Magnetar Financial LLC	3,463,494	(15)	5.71%
Wellington Management Company LLP	8,486,730	(16)	14.00%

*	Represents less than 1% of our common stock.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 12, 2005, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)	Includes outstanding options to purchase 355,104 shares exercisable within 60 days of March 31, 2006. Excludes outstanding options to purchase 1,474,416 shares exercisable after that period.

(3)	Includes outstanding options to purchase 1,212,500 shares exercisable within 60 days of March 31, 2006. Excludes outstanding options to purchase 1,887,500 shares exercisable after that period.

(4)	Includes outstanding options to purchase 167,036 shares exercisable within 60 days of March 31, 2006. Excludes outstanding options to purchase 262,484 shares exercisable after that period.

(5)	Includes 180,050 shares held directly by Mr. Hardt. Also includes outstanding options to purchase 71,587 shares exercisable within 60 days of March 31, 2006. Excludes outstanding options to purchase 71,587 shares exercisable after that period.

(6)	Includes 543,787 shares held by or for the benefit of family members of Mr. Moeller, as to which Mr. Moeller disclaims all beneficial interest, and 75,000 shares held by Mr. Moeller as guardian of two minor children. Also includes (i) outstanding options to purchase 1,998,685 shares exercisable within 60 days of March 31, 2006 and (ii) warrants to purchase 28,572 shares exercisable within 60 days of March 31, 2006.

(7)	Includes 100,000 shares held by family member of Mr. Meader and 542,161 shares held directly by Mr. Meader. Includes outstanding options to purchase 1,702,000 shares exercisable within 60 days of March 31, 2006. Also includes a warrant to purchase 28,572 shares exercisable within 60 days of March 31, 2006.

(8)	Includes outstanding options to purchase 487,500 shares exercisable within 60 days of March 31, 2006.

(9)	Includes outstanding options to purchase 500,000 shares exercisable within 60 days of March 31, 2006.

(10)	Includes outstanding options to purchase 275,000 shares exercisable within 60 days of March 31, 2006. Excludes options to purchase 205,000 shares exercisable after that period.

(11)	Excludes outstanding options to purchase 200,000 shares exercisable after that period.

(12)	Includes outstanding options to purchase 2,356,227 shares exercisable within 60 days of March 31, 2006. Excludes options to purchase 5,106,036 shares exercisable after that period.

(13)	Bonanza Master Fund, Ltd. is managed by Bonanza Capital, Ltd., which is managed by Bonanza Fund Management, Inc. The number of shares indicated includes warrants to purchase 783,829 shares of common stock. The mailing address for Bonanza Master Fund, Ltd. is 300 Crescent Court, Suite 1740, Dallas, Texas 75201.

(14)	The securities reported herein are held by Janus Investment Fund, on behalf of its Series Janus Venture Fund, which is managed by Janus Capital Management. The number of shares includes (i) 4,850,070 shares held directly by Janus Capital and (ii) a warrant to purchase 1,425,000 shares of common stock. However, the warrant provides that the number of shares that may be acquired upon exercise of the warrant is limited to the extent necessary to insure that the total number of shares of common stock then beneficially owned by the warrant holder and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the warrant holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, does not exceed 9.999% of the total number of issued and outstanding shares of common stock (including for such purpose the shares of common stock issuable upon exercise). The mailing address for Janus Investment Fund is c/o Janus Capital Management, 151 Detroit St., Denver, CO 80206.

(15)	The securities reported herein are held by accounts of Magnetar Capital Master Fund Ltd., a Cayman Islands exempted Company (“Magnetar Capital Master Fund”) and certain managed accounts (“Managed Accounts”). Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial, and Magnetar Investment LLC. Each of Magnetar Financial and Magnetar Investment Management are registered investment advisors under Section 203 of the Investment Advisors Act of 1940, as amended. Magnetar Financial serves as investment advisor to the Managed Accounts. In such capacity, Magnetar Investment Management exercises voting and investment power over the Shares held for the accounts of the Managed Accounts. Supernova Management is the controlling member of Magnetar Capital Partners. The Manager of Supernova Management is Mr. Litowitz. The principal business address of each of Magnetar Financial, Magnetar Capital Partners, and Supernova Management is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60210. Each of Magnetar Capital Partners, Supernova Management and Mr. Litowitz may be deemed to be the beneficial owners of : (a) 3,050,994 shares held for the account of Magnetar Capital Master fund; (b) 412,500 shares issuable under the conversion of certain warrants held for the account of Magnetar Capital Master Fund; and (c) 2,242,906 shares held for the accounts of Managed Accounts. Magnetar Financial may be deemed to be the beneficial owner of 3,464,494 shares including (a) 3,050,994 shares held for the account of Magnetar Capital Master Fund; and (b) 412,500 shares issuable upon the conversion of certain warrants held for the account of Magnetar Capital Master Fund.

(16)	Wellington Management LLP, in its capacity as investment adviser, may be deemed to beneficially own 8,486,730 shares which are held of record by clients of Wellington Management. The principal business address for Wellington Management is 75 State Street, Boston, MA 02109.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Alex Cappello and Bruce Pompan are Managing Directors of Cappello Capital Corp., investment bankers. During a portion of the year in 2005, Alex Cappello served as a director of our company and Bruce Pompan served as a director and officer of our company. In March 2004 (prior to appointment of Messrs. Cappello and Pompan as a director or officer of our company), we retained Cappello Capital Corp. to perform corporate finance advisory services for a two-year period, involving payment of a monthly retainer fee of $10,000 by us plus reimbursement of expenses. In addition, we agreed to issue to Cappello Capital Corp. or its affiliate a warrant to purchase 2,000,000 shares of common stock at an exercise price of $2.50 per share, one-quarter of which became exercisable on August 24, 2004 and the remainder of which vests in monthly increments thereafter over 15 months. In addition to the above-referenced compensation, since March 2004, we have paid to Cappello Capital Corp. for investment banking services a total of approximately $1 million in cash, 1,548,685 shares of common stock, and warrants to purchase an aggregate of 2,193,380 shares of common stock at exercise prices ranging from $1.58 to $2.78 per share. In addition, Cappello Capital or its affiliates hold warrants to purchase an aggregate of 651,899 shares of common stock at an exercise price of $1.58 per share and 171,675 shares of common stock at an exercise price of $1.75 per share. In July 2005, in connection with an amendment to our engagement letter with Cappello Capital, we reduced the exercise price of the warrant to purchase 2,000,000 shares of common stock from $2.50 per share to $2.20 per share, issued to Cappello Capital an additional 175,000 shares of our common stock and increased the amount payable to Cappello Capital from $10,000 per month to $25,000 for each month, payable in arrears, for services commencing as of June 3, 2005. Effective as of October 12, 2005, the amount payable to Cappello Capital was reduced from $25,000 per month to $0 per month.

On November 1, 2005, we entered into an agreement with Brandissimo! Inc., a company which was formerly co-owned by Mr. Drinkwater, and is currently co-owned by David Snyder. Under this agreement, we have an exclusive “first look” at all Brandissimo owned or controlled children’s projects to be produced for videogram distribution. We will serve as exclusive videogram distributor for all Brandissimo-owned or controlled children’s projects produced or otherwise presented to us during the one-year term of the agreement. Brandissimo will render production services for any and all children’s projects which we finance and produce during the term of the agreement. Over the course of the term, we will pay to Brandissimo a $100,000 non-refundable, non-recoupable overhead fee. Under the agreement, we are entitled to receive a distribution fee equal to 12% to 20% of gross receipts, depending on the products being distributed.

Effective February 7, 2006, we hired John Mueller as our Chief Financial Officer and Executive Vice President. Mr. Mueller previously served as Senior Vice President of Media and Entertainment Investment Banking for Jefferies & Company, Inc. and was actively involved in providing Jefferies’ services to us in connection with the pending Transaction with TWC. We did not discuss any position with Mr. Mueller or determine to hire Mr. Mueller until after Jefferies rendered its fairness opinion to us in connection with the Transaction.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) and Cacciamatta Accountancy Corporation (“CAC”) for the years ended December 31 shown:

	2005		2004
	SLGG	CAC	SLGG	CAC
Audit Fees	$420,502	—	$95,091	$58,325
Audit - Related Fees	—	—	—	10,000
Tax Fees	—	—	—	—
All Other Fees	257,791	82,475	—	—

Total	$678,293	$82,475	$95,091	$68,325

During the year ended December 31, 2004, the audit fees from SLGG did not include fees associated with quarterly reviews. Additionally, All Other Fees incurred during the year ended December 31, 2005 include fees associated with consents and the transaction with TWC.

TAX FEES

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2005 or 2004.

ALL OTHER FEES

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2005 or 2004.

AUDIT COMMITTEE APPROVALS

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related services, the engagement must be approved by our audit committee or entered into pursuant to pre-approved policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our audit committee requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

References to “the Company” in this Exhibit index means Genius Products, Inc.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-KSB filed on March 31, 2005).

3.2	Bylaws as amended (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-KSB filed on March 31, 2005).

4.1	Specimen Certificate for Common Stock (incorporated by reference from Exhibit 4.8 included with the Company’s Form 10-KSB filed on April 14, 2000).

4.2	Certificate of Change in Stock (incorporated by reference from Exhibit 3.2.2 included with the Company’s Form 10-KSB filed on April 16, 2002).

10.1	Employment Agreement with Klaus Moeller dated January 3, 2002 (incorporated by reference from Exhibit 10.51 included with the Company’s Form 10-KSB, Amendment #1, filed on April 30, 2002).

10.2	Amendment to Employment Agreement with Klaus Moeller dated October 31, 2003 (incorporated by reference from Exhibit 10.40 included with the Company’s Form 10-KSB, Amendment #1, filed on April 29, 2004).

10.3	Employment Agreement with Michael Meader dated January 3, 2002 (incorporated by reference from Exhibit 10.52 included with the Company’s Form 10-KSB, Amendment #1, filed on April 30, 2002).

10.4	Employment Agreement with Howard Balaban dated January 3, 2002 (incorporated by reference from Exhibit 10.54 included with the Company’s Form 10-KSB, Amendment #1, filed on April 30, 2002).

10.5	Amendment to Employment Agreement with Howard Balaban dated October 31, 2003 (incorporated by reference from Exhibit 10.42 included with the Company’s Form 10-KSB, Amendment #1, filed on April 29, 2004).

10.6	Employment Agreement with Larry Balaban dated January 3, 2002 (incorporated by reference from Exhibit 10.53 included with the Company’s Form 10-KSB, Amendment #1, filed on April 30, 2002).

10.7	Amendment to Employment Agreement with Larry Balaban dated October 31, 2003 (incorporated by reference from Exhibit 10.43 included with the Company’s Form 10-KSB, Amendment #1, filed on April 29, 2004).

10.8	Employment Agreement with Julie Ekelund dated April 1, 2002 (incorporated by reference from Exhibit 10.56 included with the Company’s Form 10-KSB, Amendment #1, filed on April 30, 2002).

10.9	Amendment to Employment Agreement with Julie Ekelund dated October 31, 2003 (incorporated by reference from Exhibit 10.44 included with the Company’s Form 10-KSB, Amendment #1, filed on April 29, 2004).

10.10	Amendment to Employment Agreement with Michael Meader dated October 31, 2003 (incorporated by reference from Exhibit 10.41 included with the Company’s Form 10-KSB, Amendment #1, filed on April 29, 2004).

10.11	Employment Agreement with Mark Miller dated February 2, 2004 (incorporated by reference from Exhibit 10.34 included with the Company’s Form 10-KSB filed on March 30, 2004).

10.12	Employment Agreement with Trevor Drinkwater dated July 16, 2004 (incorporated by reference from Exhibit 10.1 included with the Company’s Form 10-QSB filed on August 16, 2004).

10.13	Employment Agreement with Andrew C. Schmidt dated August 23, 2004 (incorporated by reference from Exhibit 99.4 included with the Company’s Form 8-K filed on November 12, 2004).

10.14	Employment Agreement with Shawn Howie dated June 23, 2005 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on June 29, 2005).

10.15	Employment Agreement with Michel Urich dated June 23, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on June 29, 2005).

10.16	Employment Agreement with Trevor Drinkwater dated July 26, 2005 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on July 29, 2005).

10.17	Confidential Settlement Agreement and Mutual Release of Claims between the Company and Mike Meader dated July 29, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on July 29, 2005).

10.18	Separation and Retention Agreement with Mike Meader dated July 28, 2005 (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on July 29, 2005).

10.19	Confidential Settlement Agreement and Mutual Release of Claims between the Company and Klaus Moeller dated July 28, 2005 (incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on July 29, 2005).

10.20	Separation and Consulting Agreement with Klaus Moeller dated July 28, 2005 (incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K filed on July 29, 2005).

Exhibit No.	Description
10.21	Employment Agreement with Christine Martinez, effective October 27, 2005 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on November 1, 2005).

10.22	Employment Agreement with Michael Radiloff, effective October 27, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on November 1, 2005).

10.23	Amendment to Employment Agreement between Genius Products, Inc. and Trevor Drinkwater dated December 5, 2005 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on December 9, 2005).

10.24	Amendment to Employment Agreement between Genius Products, Inc. and Michael Radiloff dated December 5, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on December 9, 2005).

10.25	Employment Agreement between Genius Products, Inc. and Rodney Satterwhite dated December 2, 2005 (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on December 9, 2005).

10.26	Amendment to Employment Agreement between Genius Products, Inc. and Rodney Satterwhite dated December 5, 2005 (incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on December 9, 2005).

10.27	Employment Agreement between Genius Products, Inc. and Mitch Budin dated December 5, 2005 (incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K filed on December 9, 2005).

10.28	Amendment to Employment Agreement between Genius Products, Inc. and Mitch Budin dated December 5, 2005 (incorporated by reference from Exhibit 99.6 to the Company’s Form 8-K filed on December 9, 2005).

10.29	Amendment to Employment Agreement between Genius Products, Inc. and Michel Urich dated December 2, 2005 (incorporated by reference from Exhibit 99.7 to the Company’s Form 8-K filed on December 9, 2005).

10.30	Form of Executive Stock Payment Agreement dated as of June 2, 2003, with Klaus Moeller, Michael Meader, Larry Balaban. Howard Balaban and Julie Ekelund for stock and warrants paid in lieu of $20,000 each of 2003 salary (incorporated by reference from Exhibit 10.1 included with the Company’s Form 10-QSB filed on August 14, 2003).

10.31	Amended and Restated 1997 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.61 included with the Company’s Form 10-KSB, Amendment #1, filed on April 30, 2002).

10.32	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference from Exhibit 10.16 to the Company’s Form 10-KSB filed on March 31, 2005).

10.33	Second Amended and Restated 2000 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.62 included with the Company’s Form 10-KSB, Amendment #1, filed on April 30, 2002)

10.34	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 2000 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Form 10-KSB filed on March 31, 2005).

10.35	2003 Stock Option Plan (incorporated by reference from Exhibit A included with the Company’s Proxy Statement filed on April 30, 2003).

10.36	Form of Incentive Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from Exhibit 10.30 included with the Company’s Registration Statement (No. 333-108966) on Form SB-2 filed on September 19, 2003).

10.37	Form of Non-Qualified Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from Exhibit 10.31 included with the Company’s Registration Statement (No. 333-108966) on Form SB-2 filed on September 19, 2003).

10.38	2004 Stock Incentive Plan (incorporated by reference from Appendix B included with the Company’s Proxy Statement filed on October 4, 2004).

10.39	Form of Notice of Stock Option Award under the 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.23 to the Company’s Form 10-KSB filed on March 31, 2005).

10.40	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.24 to the Company’s Form 10-KSB filed on March 31, 2005).

10.41	Sublease with Citibank (West), FSB for office space in Solana Beach, California (incorporated by reference from Exhibit 10.30 included with the Company’s Form 10-KSB filed on March 30, 2004).

10.42	Sublease with the Meader Family Limited Trust dated December 31, 2003 for warehouse facility in Iowa (incorporated by reference from Exhibit 10.31 included with the Company’s Form 10-KSB filed on March 30, 2004).

10.43	Lease Agreement with ProCon, Inc. dated as of August 25, 2004 for office space in Bentonville, Arkansas (incorporated by reference from Exhibit 99.1 included with the Company’s Form 8-K filed on November 12, 2004).

10.44**	License Agreement with Falcon Picture Group, LLC dated September 8, 2003 (incorporated by reference from Exhibit 10.3 included with the Company’s Form 10-QSB filed on May 17, 2004).

Exhibit No.	Description
10.45**	First Amendment to License Agreement with Falcon Picture Group, LLC dated December 22, 2003 (incorporated by reference from Exhibit 10.4 included with the Company’s Amended Form 10-QSB filed on July 13, 2004).

10.46**	Restated Termination, Release and Royalty Agreement with Warner Home Video dated March 5, 2004 (incorporated by reference from Exhibit 10.5 included with the Company’s Amended Form 10-QSB filed on July 13, 2004).

10.47	Form of $1 and $3 Warrants issued in conjunction with 2003 Secured Promissory Notes (incorporated by reference from Exhibit 10.38 included with the Company’s Form 10-KSB filed on March 30, 2004).

10.48	Registration Rights Agreement, dated March 15, 2004, by and among the Company, various purchasers, and Sands Brothers International Limited. (incorporated by reference from Exhibit 10.36 to the Company’s Form 10-KSB filed on March 31, 2005).

10.49	Form of Warrant for purchasers in March 2004 private placement. (incorporated by reference from Exhibit 10.37 to the Company’s Form 10-KSB filed on March 31, 2005).

10.50	Form of Warrant issued to Sands Brothers International Limited dated March 12, 2004. (incorporated by reference from Exhibit 10.38 to the Company’s Form 10-KSB filed on March 31, 2005).

10.51	Registration Rights Agreement dated March 2, 2005 (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on March 9, 2005).

10.52	Form of Warrant dated March 2, 2005 (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on March 9, 2005).

10.53	Agreement and Plan of Merger, dated as of March 21, 2005, by and among the Company, Genius Acquisition Corp., American Vantage Companies (“AVC”), and American Vantage Media Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed on March 25, 2005).

10.54	Registration Rights Agreement, dated as of March 21, 2005, by and between Genius Products and AVC (incorporated by reference from Exhibit 2.3 to the Company’s Form 8-K filed on March 25, 2005).

10.55	Form of Common Stock Purchase Warrant issued to AVC (incorporated by reference from Exhibit 2.7 to the Company’s Form 8-K filed on March 25, 2005).

10.56	Form of Securities Purchase Agreement dated May 20, 2005, by and among the Company and various purchasers (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on May 26, 2005).

10.57	Registration Rights Agreement dated May 20, 2005 by and among the Company and various purchasers (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on May 26, 2005).

10.58	Form of Common Stock Purchase Warrant issued to various purchasers (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on May 26, 2005).

10.59	Letter Agreement between the Company and Cappello Capital Corp dated July 21, 2005, amending certain portions of the original engagement agreement dated March 24, 2004 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on July 26, 2005).

10.60	Form of Resale Agreement dated July 20, 2005 between the Company and Cappello Capital Corp entered into in connection with the Letter Agreement dated July 21, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on July 26, 2005).

10.61	Form of Note and Warrant Purchase Agreement dated October 4, 2005 between the Company and various investors (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on October 11, 2005).

10.62	Form of Promissory Note issued by the Company to various investors in connection with the Note and Warrant Purchase Agreement dated October 4, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on October 11, 2005).

Exhibit No.	Description
10.63	Form of Common Stock Purchase Warrant issued to various investors in connection with the Note and Warrant Purchase Agreement dated October 4, 2005 (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on October 11, 2005).

10.64	Form of Registration Rights Agreement issued to various investors in connection with the Note and Warrant Purchase Agreement dated October 4, 2005 (incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on October 11, 2005).

10.65	Form of Securities Purchase Agreement dated December 5, 2005 by and among the Company and various purchasers (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on December 8, 2005).

10.66	Form of Registration Rights Agreement dated December 5, 2005 by and among the Company and various purchasers (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on December 8, 2005).

10.67	Form of Warrant issued to various purchasers (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on December 8, 2005).

10.68	Master Contribution Agreement by and among Genius Products, Inc., The Weinstein Company LLC and The Weinstein Company Holdings LLC dated as of December 5, 2005 (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2005).

[Exhibits are omitted but will be furnished to the Commission supplementally upon request]

10.69	Asset Purchase Agreement by and between Genius Products, Inc. and Klaus Moeller dated as of December 31, 2005 (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed on January 6, 2006).

[The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish supplementally a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request]

10.70	Form of Stock Option Award Agreement with Alexander L. Cappello (incorporated by reference from Exhibit 99.1 o the Company’s Form S-8 filed on December 20, 2005).

10.71	Form of Stock Option Award Agreement with Michael J. Koss (incorporated by reference from Exhibit 99.2 o the Company’s Form S-8 filed on December 20, 2005).

10.72	Form of Stock Option Award Agreement with Charles H. Rivkin (incorporated by reference from Exhibit 99.3 o the Company’s Form S-8 filed on December 20, 2005).

10.73	Form of Stock Option Award Agreement with Peter J. Schlessel (incorporated by reference from Exhibit 99.4 o the Company’s Form S-8 filed on December 20, 2005).

10.74	Form of Stock Option Award Agreement with Trevor Drinkwater (incorporated by reference from Exhibit 99.5 o the Company’s Form S-8 filed on December 20, 2005).

10.75	Form of Stock Option Award Agreement with Trevor Drinkwater (incorporated by reference from Exhibit 99.6 to the Company’s Form S-8 filed on December 20, 2005).

10.76	Form of Stock Option Award Agreement with Shawn Howie (incorporated by reference from Exhibit 99.7 to the Company’s Form S-8 filed on December 20, 2005).

10.77	Form of Stock Option Award Agreement with Stephen K. Bannon (incorporated by reference from Exhibit 99.8 to the Company’s Form S-8 filed on December 20, 2005).

10.78	Form of Stock Option Award Agreement with Stephen K. Bannon (incorporated by reference from Exhibit 99.9 to the Company’s Form S-8 filed on December 20, 2005).

10.79	Form of Stock Option Award Agreement with Bruce L. Pompan (incorporated by reference from Exhibit 99.10 to the Company’s Form S-8 filed on December 20, 2005).

10.80	Form of Stock Option Award Agreement with James G. Ellis (incorporated by reference from Exhibit 99.11 to the Company’s Form S-8 filed on December 20, 2005).

10.81	Form of Stock Option Award Agreement with Robert V. Graziano (incorporated by reference from Exhibit 99.12 to the Company’s Form S-8 filed on December 20, 2005).

Exhibit No.	Description
10.82	Form of Stock Option Award Agreement with Herbert Hardt (incorporated by reference from Exhibit 99.13 to the Company’s Form S-8 filed on December 20, 2005).

10.83	Form of Stock Option Award Agreement with Mitch Budin (incorporated by reference from Exhibit 99.14 to the Company’s Form S-8 filed on December 20, 2005).

10.84	Form of Stock Option Award Agreement with Mitch Budin (incorporated by reference from Exhibit 99.15 to the Company’s Form S-8 filed on December 20, 2005).

10.86	First Amendment to Master Contribution Agreement by and among Genius Products, Inc., The Weinstein Company LLC and The Weinstein Company Holdings LLC, dated as of March 15, 2006 (incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed on March 16, 2006).

10.87	Amendment to Asset Purchase Agreement by and among Genius Products, Inc., Klaus Moeller and Pacific Entertainment Corporation dated as of January 5, 2006 (incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed on January 6, 2006).

[The schedules and other attachments to this exhibit were omitted. The Company agrees to furnish supplementally a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request]

10.88	Employment Agreement by and between Genius Products, Inc. and John Mueller dated March 10, 2006 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on March 16, 2006).

10.89	Settlement Agreement and Release of Claims entered into by Genius Products, Inc. with Shawn Howie dated February 7, 2006 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on February 13, 2006).

14.1	Code of Ethics adopted February 27, 2004 (incorporated by reference from Exhibit 10.39 included with the Company’s Form 10-KSB filed on March 30, 2004).

23.1*	Consent of Singer Lewak Greenbaum & Goldstein LLP.

23.2*	Consent of Cacciamatta Accounting Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

· 10.86 First Amendment to Master Contribution Agreement by and among Genius Products, Inc., The Weinstein Company LLC and The Weinstein Company Holdings LLC, dated as of March 15, 2006 (incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed on March 16, 2006).

· 10.87 Amendment to Asset Purchase Agreement by and among Genius Products, Inc., Klaus Moeller and Pacific Entertainment Corporation dated as of January 5, 2006 (incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed on January 6, 2006).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2006	GENIUS PRODUCTS, INC.,
a Delaware corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Drinkwater Trevor Drinkwater	Chief Executive Officer (Principal Executive Officer)	April 17, 2006

/s/ John Mueller John Mueller	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2006

/s/ Stephen K. Bannon Stephen K. Bannon	Director	April 17, 2006

/s/ Herbert Hardt Herbert Hardt	Director	April 17, 2006

/s/ James G. Ellis James G. Ellis	Director	April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Genius Products, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Genius Products, Inc. and Subsidiary (the “Company”) as of December 31, 2003. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders’ equity, and cash flows of the Company for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 19, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Genius Products, Inc.

Solana Beach, California

We have audited the consolidated balance sheets of Genius Products, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedules of the Company, listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 13, 2006

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,223,881	$30,597,164
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,542,805 and $6,908,789	3,615,073	2,406,658
Inventories, net	3,473,483	5,567,953
Prepaid expenses	312,046	703,875
Notes receivable, related party	—	750,000

Total current assets	8,624,483	40,025,650
Property and equipment, net	264,989	396,358
Production masters, net of accumulated amortization of $1,054,005 and $2,510,307	3,867,546	4,573,191
Film library, net of accumulated amortization of $1,517,001	—	15,153,988
Notes receivable, related party, net or current portion	—	1,712,353
Goodwill	—	14,487,917
Deposits and other	239,148	15,545

Total assets	$12,996,166	$76,365,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,329,218	$9,242,560
Notes payable	—	5,379,296
Accrued expenses	789,166	3,307,893
Customer deposits	—	189,423
Debentures payable	50,750	50,750
Redeemable common stock	395,172	414,471

Total current liabilities	8,564,306	18,584,393
Deferred gain, related party	—	1,212,353
Deferred taxes	—	1,380,338

Total liabilities	8,564,306	21,177,084
Stockholders’ equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 25,208,512 and 60,438,154 shares outstanding	2,521	6,044
Additional paid-in capital	26,006,700	93,919,755
Accumulated deficit	(21,577,361)	(38,737,881)

Total stockholders’ equity	4,431,860	55,187,918

Total liabilities and stockholders’ equity	$12,996,166	$76,365,002

The accompanying notes are an integral part of these

consolidated financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2004	2005
Revenues:
Video and DVD	$876,285	$15,967,711	$24,804,906
Theatrical	—	—	750,883
Audio	2,149,096	2,946,237	5,992,065
Royalties, licensing and other	456,110	420,299	745,054

Gross revenues	3,481,491	19,334,247	32,292,908
Sales returns, discounts and allowances	(412,985)	(2,704,315)	(9,965,179)

Net revenues	3,068,506	16,629,932	22,327,729

Costs and expenses
Cost of revenues:
Video and DVD	466,384	11,447,806	13,664,813
Theatrical	—	—	2,130,182
Audio	1,081,149	1,185,112	3,814,478
Amortization of production masters and film library	204,493	681,404	2,973,303
Warehouse expense and other	397,484	579,112	299,532

Total cost of revenues	2,149,510	13,893,434	22,882,308

Gross profit (loss)	918,996	2,736,498	(554,579)

Operating expenses (income):
Product development	428,465	956,521	1,127,481
Sales and marketing	1,020,860	2,166,785	2,582,527
General and administrative	2,081,651	5,107,547	11,036,118
Severance	—	—	2,745,422
Gain on sale, related party	—	—	(1,351,710)

Total operating expenses	3,530,976	8,230,853	16,139,838

Loss from operations	(2,611,980)	(5,494,355)	(16,694,417)
Interest expense and other, net	(129,896)	(551,013)	(465,303)

Loss before provision for income tax	(2,741,876)	(6,045,368)	(17,159,720)
Provision for income tax	800	800	800

Net loss	$(2,742,676)	$(6,046,168)	$(17,160,520)

Basic and diluted net loss per share	$(0.16)	$(0.25)	$(0.42)

Basic and diluted weighted average shares	17,574,405	23,826,584	40,400,112

The accompanying notes are an integral part of these

consolidated financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2002	15,870,680	$1,587	$16,486,148	$(2,645,858)	$(12,788,517)	$1,053,360
Shares issued in private placement, net of offering costs	3,836,786	384	2,618,396	—	—	2,618,780
Debt conversion	10,000	1	9,999	—	—	10,000
Shares issued for compensation	142,860	14	99,986	—	—	100,000
Shares issued for services	217,847	22	174,478	—	—	174,500
Exercise of stock options	159,330	16	121,362	—	—	121,378
Stock option costs	—	—	430,655	—	—	430,655
Shares issued for payment of DVD remastering costs	350,000	35	349,965	—	—	350,000
Shares issued for option to acquire the Falcon Picture Group	70,922	7	99,993	—	—	100,000
Interest on subscriptions receivable	—	—	150,384	(150,384)	—	—
Warrants issued with notes payable	—	—	506,557	—	—	506,557
Net loss	—	—	—	—	(2,742,676)	(2,742,676)

Balance, December 31, 2003	20,658,425	$2,066	$21,047,923	$(2,796,242)	$(15,531,193)	$2,722,554
Shares issued in private placement, net of offering costs	5,000,000	500	6,419,468	—	—	6,419,968
Exercise of warrants for cash	217,500	22	137,004	—	—	137,026
Cashless exercise of warrants	478,716	51	(51)	—	—	—
Issue of warrants for services rendered or to be rendered	—	—	1,339,412	—	—	1,339,412
Shares issued for services rendered	57,994	3	62,797	—	—	62,800
Exercise of options	169,400	17	172,003	—	—	172,020
Cancel shares issued for payment of DVD remastering costs	(350,000)	(35)	(349,965)	—	—	(350,000)
Shares canceled/rescinded	(12,226)	(1)	1	—	—	—
Other adjustment	(1,943)	—	—	—	—	—
Payoff subscriptions receivable	(1,009,354)	(101)	(2,821,893)	2,796,242	—	(25,752)
Net loss	—	—	—	—	(6,046,168)	(6,046,168)

Balance, December 31, 2004	25,208,512	$2,522	$26,006,699	$—	$(21,577,361)	$4,431,860
Shares issued in private placement, net of offering costs	25,681,024	2,568	44,453,870	—		44,456,438
Shares and warrants issued for the acquisition of AVM	7,550,301	755	18,806,754	—		18,807,509
Exercise of warrants for cash	1,255,315	125	1,277,039	—		1,277,164
Exercise of options for cash	157,600	16	191,564	—		191,580
Issuance of options/warrants for services rendered or to be rendered	—	—	440,085	—		440,085
Shares issued for services rendered	585,402	58	988,192	—		988,250
Severance	—	—	1,418,375	—		1,418,375
Warrants issued as debt discount	—	—	321,878			321,878
Other adjustment	—	—	15,299	—		15,299
Net loss	—	—	—	—	(17,160,520)	(17,160,520)

Balance, December 31, 2005	60,438,154	$6,044	$93,919,755	$—	$(38,737,881)	$55,187,918

The accompanying notes are an integral part of these consolidated financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net loss	$(2,742,676)	$(6,046,168)	$(17,160,520)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	300,283	762,299	3,154,718
Change in allowance for doubtful accounts and provision for returns	112,597	1,360,208	5,544,765
Change in provision for obsolete inventory	—	474,358	1,827,077
Common stock issued for services rendered	274,500	62,800	988,250
Amortization of warrants issued for services	430,655	1,339,412	440,085
Options issued for severance	—	—	1,418,375
Shares issued for payment of DVD remastering costs	350,000	—	—
Gain on sale of assets to Pacific Entertainment	—	—	(1,351,710)
Interest expense on redeemable common stock	25,155	21,602	19,299
Amortization of discounts on notes payable	86,634	419,923	216,476
Changes in assets and liabilities:
(Increase) decrease in Accounts receivable	(1,147,870)	(3,653,284)	(1,493,023)
(Increase) decrease in Inventories	(570,025)	(3,117,557)	(3,524,738)
(Increase) decrease in Prepaid expenses	(480,898)	195,055	(395,555)
(Increase) decrease in Film library	—	—	(1,291,732)
(Increase) decrease in Development of production masters	(1,154,582)	(2,986,659)	(2,161,947)
(Increase) decrease in Deposits and other	—	—	314,084
Increase (decrease) in Accounts payable	849,542	5,897,604	(4,218,235)
Increase (decrease) in Accrued expenses and other	28,131	289,965	1,453,135
Increase (decrease) in Customer deposits	—	—	(41,386)

Net cash used in operating activities	(3,638,554)	(4,980,442)	(16,262,582)
Cash flows from investing activities
Payments for Patents and trademarks	(32,424)	(3,380)	(9,800)
Acquisition of AVMC	—	—	598,594
Proceeds from sale of assets to Pacific Entertainment	—	—	250,000
Purchase of property and equipment	(23,841)	(195,280)	(272,174)

Net cash (used in) provided by investing activities	(56,265)	(198,660)	566,620
Cash flows from financing activities:
Proceeds from notes payable	1,150,000	—	4,000,000
Payments on notes payable	—	(1,150,000)	(4,855,934)
Payments of offering costs	—	—	(3,443,562)
Purchase of redeemable common stock	—	(117,362)	—
Proceeds from exercise of options	121,378	—	191,580
Proceeds from exercise of warrants	—	309,045	1,277,161
Proceeds from issuance of common stock	2,618,780	6,419,968	47,900,000

Net cash provided by financing activities	3,890,158	5,461,651	45,069,245
Net increase (decrease) in cash and equivalents	195,339	282,549	29,373,283
Cash and cash equivalents at beginning of period	745,993	941,332	1,223,881

Cash and cash equivalents at end of period	$941,332	$1,223,881	$30,597,164

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

During the years ended December 31, 2005, 2004, and 2003 the Company completed non-cash transactions as follows:

	2003	2004	2005
Shares issued for notes receivable, including interest	$150,384	$—	$—
Issuance of common stock for an option to acquire Falcon Picture Group	100,000	—	—
Conversion of debenture to common stock	10,000	—	—
Repayment of officer loans by return of common stock	—	25,752	—
Repayment of notes receivable by return of common stock	—	2,796,676	—
Equity consideration for acquisition of AVMC	$—	$—	$18,807,590

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended December 31
	2003	2004	2005
Cash paid for:
Interest	$373	$151,532	$234,202
Income taxes	800	800	900

The accompanying notes are an integral part of these

consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS. We were incorporated in the State of Nevada on January 8, 1996 under the name Salutations, Inc. (“Salutations”). In September 1997, Salutations acquired all of the outstanding shares of a company called International Trade and Manufacturing Corporation (“ITM”), a Nevada corporation founded in 1992. Immediately after the acquisition, Salutations assumed all of the operations and businesses of ITM and changed its name to International Trading and Manufacturing Corporation (“ITMC”). In October 1999, we changed our name from International Trading and Manufacturing Corporation to Genius Products, Inc. to reflect our primary business of producing, publishing and distributing audio and video products. On March 2, 2005, Genius Products, Inc. changed its state of incorporation from the State of Nevada to the State of Delaware through a merger with a newly formed subsidiary in Delaware. We are engaged primarily in producing, publishing and distributing digital versatile discs or DVDs, universal mini discs or UMDs, and compact discs or CDs. Our products are marketed under both proprietary and licensed brands. We sell directly to major retailers and to third party distributors. We also sell our products through various websites on the Internet.

THE WEINSTEIN COMPANY TRANSACTION. On December 5, 2005, we entered into a Master Contribution Agreement in connection with the formation of a new venture to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by The Weinstein Company (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Strategic Transactions). Under the terms of the Agreement, at the closing of the Transaction (“Closing”) we will contribute to the Distributor substantially all of our assets, employees and existing businesses and certain liabilities, and the Distributor will hold a distribution agreement from TWC entitling it to distribute in the United States, and receive a distribution fee on, all filmed entertainment for which TWC owns or controls U.S. home video distribution rights. The Distributor will initially be 70% owned by TWC or its owners and 30% owned by us. The Company’s interest in the Distributor will consist of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its owners will consist of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its owners will be redeemable, at their option at any time from one year after the Closing, for up to 70% of the outstanding common stock of Genius Products, or with their approval, cash. We expect to file a proxy to obtain shareholder approval for this transaction in April or May 2006. We intend to account for this new venture using the equity method of accounting and report the financial results of the venture in a note to our financial statements, rather than consolidating it. We are currently distributing titles on DVD for The Weinstein Company under an interim distribution agreement until this transaction closes. After Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product will be reflected in the financial statements of the Distributor.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Genius Products, Inc., our wholly owned subsidiary American Vantage Media Corporation, also referred to herein as AVMC (and its wholly owned subsidiary Wellspring Media, Inc.) which was acquired on March 21, 2005, as well as Sanuk Corporation (which is inactive). All significant inter-company transactions and accounts have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS. For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

CONCENTRATIONS OF CREDIT RISK. In 2005, one customer accounted for 40% of net revenue. At December 31, 2005 this customer comprised 12.5% of the accounts receivable before allowances. In 2004, two customers accounted for 27% and 26% of net revenue, respectively. At December 31, 2004, these two customers comprised 28% and 29%, respectively, of accounts receivable before allowances. In 2003, two customers accounted for 36% and 18% of net revenues. At December 31, 2003, these two customers comprised 52% and 9% of the accounts receivable before allowances.

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

We maintain cash and cash equivalents at several financial institutions. From time to time the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (“FDICs”) insured amount.

INVENTORIES. Inventories consist of raw materials and finished goods and are valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. Shipping and handling costs are recorded as expenses in the period in which they are incurred. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

LONG-LIVED ASSETS.

Property and Equipment: Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

Production Masters: Music production masters are stated at cost net of accumulated amortization. Costs incurred for music production masters, including licenses to use certain classical compositions, royalties, and recording and design costs, are capitalized and amortized over a three or seven year period using the straight-line method from the time a title is initially released. All exploitation costs, including print and advertising (P&A) costs associated with our theatrical department, are expensed as incurred.

Film Library: We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to direct operating expenses in accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, using the individual film forecast method over a period of ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of the unamortized costs of the library to its estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

Goodwill: We record the excess purchase price of net tangible and intangible assets acquired over their estimated fair value as goodwill. We have adopted the provisions of SFAS 142, Goodwill and Intangible Assets. Under the SFAS 142, we are required to test goodwill for impairment at least annually. We evaluate the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Our reporting unit is Genius Products, Inc. and its consolidated subsidiaries. To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to the reporting unit’s net book value. We determine the fair value of our reporting unit using the present value of its expected future cash flows. If the net book value plus the value of debt outstanding of the reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit to its net book value plus the value of debt outstanding. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We conducted an impairment review as of December 31, 2005. Based on the analysis performed we determined that our reporting unit’s goodwill fair value exceeded its carrying amount, and therefore concluded that there was no indication of an impairment loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value.

STOCK-BASED COMPENSATION. The Company has elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123”, and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations.

Had compensation cost for our stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, as amended by SFAS No. 148, our net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2004	2005
Net loss as reported	$(2,742,676)	$(6,046,168)	$(17,160,520)
Compensation cost at fair value	(332,764)	(1,808,011)	(1,007,795)

Pro forma net loss	$(3,075,440)	$(7,854,179)	$(18,168,315)

Basic and diluted net loss per share
As reported	$(0.16)	$(0.25)	$(0.42)

Pro forma	$(0.18)	$(0.33)	$(0.45)

The pro forma compensation cost recognized for the grant date fair value of the stock options granted during the years ended December 31, 2003, 2004 and 2005 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2004	2005
Risk free interest rate	4.0%	2.7%	3.6%
Expected dividend yield	—	—	—
Expected volatility	50%	20%	50%
Expected life (in years)	5.0	4.2	3.5

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

REVENUE RECOGNITION. Revenues are recorded upon the shipment of goods. Costs of sales and an allowance for returns are also recorded at the time of shipment. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation are performed quarterly. Revenues from the theatrical release of feature films are recognized at the time of exhibition based on our participation with box office receipts. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee.

ADVERTISING COSTS. Advertising costs, including the costs of placement of our products with retailers, are expensed in the period in which the cost is incurred. Advertising costs were $179,041, $155,521, and $195,811 for the years ended December 31, 2005, 2004, and 2003 respectively.

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

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE. The effect of the potentially dilutive securities listed below (options and warrants that are outstanding) were not included in the computation of diluted loss per share, since to do so would have been dilutive.

	2005	2004	2003
Stock options and warrants	37,713,336	23,051,748	14,971,165

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which clarifies the meaning of the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN 47 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We will implement SFAS No. 154 in our fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact this new Standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS 123R, “Share Based Payments.” SFAS 123R requires companies to expense the value of stock options and similar awards. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. SFAS 123R, and its related implementation guidance, will significantly change existing accounting practice and will have a material effect on our reported earnings. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified-prospective and modified-retrospective adoption options. Under the modified-retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period of adoption.

We plan to apply the modified prospective transition method, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning the first quarter of 2006. We have chosen the Black-Scholes valuation model to value stock-based compensation utilizing an expected volatility estimated using the historical method. Unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123R, that we expect to record during 2006 is approximately $3 million before income taxes. This estimate excludes the effect of additional expense related to new awards that may be granted during 2006.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We do not believe that SFAS No. 156 will have a material impact on our financial position, results of operations or cash flows.

NOTE 2. INVENTORY

	December 31,
	2004	2005
Raw materials	$349,231	$71,085
Finished goods	3,598,610	7,798,303

	3,947,841	7,869,388
Allowance for obsolescence	(474,358)	(2,301,435)

Inventories, net	$3,473,483	$5,567,953

NOTE 3. PROPERTY AND EQUIPMENT

	December 31,		Useful lives
	2004	2005
Computers and equipment	$424,071	$711,646	3-5 years
Furniture and fixtures	33,746	35,445	3-7 years
Leasehold improvements	22,365	22,365	Lesser of lease term or useful life

	480,182	769,456
Accumulated depreciation and amortization	(215,193)	(373,098)

Property and equipment, net	$264,989	$396,358

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $181,388, $71,253 and $52,842, respectively.

NOTE 4. INVESTMENT IN FILMS AND VIDEO

Effective in 2004, we adopted SOP 00-2 to account for the amortization of costs associated with the acquisition of film libraries. As such, the costs of production and library acquisition are amortized consistent with the recognition of revenue generated by the library over a period of ten years. The ultimate revenue and timing of the revenue stream for the film library are estimated and are the basis for the amortization of costs. Prior to this time, we amortized the costs associated with film libraries over a seven year period using straight-line depreciation. An analysis by management of the past film library amortization expense determined that there was no material change in the cumulative amortization expense incurred through the date of the change given the change in accounting principle. As such, there is no cumulative charge associated with the change in accounting principle.

	December 31,
	2004	2005
Titles released, net of accumulated amortization	$3,867,546	$4,573,191
Acquired library, net of accumulated amortization	—	14,551,096
Titles acquired and not released	—	602,892

	$3,867,546	$19,727,179

The Company expects approximately 46.1% of titles released, net of accumulated amortization and excluding acquired library, will be amortized during the three year period ended December 31, 2008. The Company expects approximately 80% of titles released, net of accumulated amortization and excluding acquired library, will be amortized during the seven year period ended December 31, 2012 as the library is comprised primarily of mature titles which provide a longer, steadier stream of revenue. The acquired library, including titles acquired and not released, of $15.1 million, net of accumulated amortization at December 31, 2005 is the Wellspring library that was acquired as part of the acquisition of AVMC and Wellspring Media, Inc. on March 22, 2005. The Wellspring library is amortized over its expected revenue stream for period of ten years from the acquisition date. The remaining amortization period on the library as of December 31, 2005 is approximately nine years on unamortized costs of $15.1 million. We estimate amortization expense for 2006 to be $3.0 million.

We expect that we will pay accrued participation liabilities of $1.9 million during the twelve month period ending December 31, 2006.

NOTE 5. ACQUISITION OF AVMC

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation (“AVMC”), a subsidiary of American Vantage Companies (“AVC”). The acquisition was completed through an Agreement and Plan of Merger (“Merger Agreement”) which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock valued at $2.27 per share and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $15.2 million in debt of AVMC. The fair value of these warrants was estimated as $1,596,482 using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4.2%, an expected life of five years and no expected dividends. The purchase price is approximated by using the average closing market price of our common stock over the two-day period before and after the sale was announced. $1,559,911 in direct costs incurred for the acquisition include $238,886 for legal and professional services related to the valuation of the Wellspring library, as well as a transaction fee of $1,249,183 paid in the form of 550,301 shares issued at a value of $2.27 per share, and 63,000 warrants, half at an exercise price of $2.56 and half at an exercise price of $2.78, for $71,842. The value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4.2%, an expected life of five years and no dividends. The fair value of the warrants were classified as equity in 2005 in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The total purchase price of the Wellspring acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

Current assets	$4,073,887
Property and equipment	31,414
Wellspring library	15,379,258
Other assets	238,167
Liabilities assumed	(13,783,912)
Deferred tax liability	(1,380,338)
Goodwill	14,487,917

Total Consideration	$19,046,393

After the acquisition of AVMC, we consider the Company as one operating segment and reporting unit. Goodwill from the acquisition is accounted for in accordance with SFAS 142 “Goodwill and Intangible Assets”. The Wellspring library acquired in the transaction will be accounted for in accordance with SOP 00-2 as discussed further in Note 1. None of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma information represents our consolidated results of operations as if the acquisition of AVMC had occurred on January 1, 2004. Such pro forma information does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

	Year Ended December 31,
	2005	2004
Pro forma net revenue	$24,037,510	$34,854,518
Pro forma net loss	$(18,643,478)	$(7,845,429)
Pro forma net loss per share
Basic and diluted	$(0.46)	$(0.33)

NOTE 6. ACCRUED EXPENSES

The components of accrued expenses at December 31, 2004 and 2005 were:

	December 31,
	2004	2005
Accrued payroll and related items	$259,366	$483,697
Accrued commissions	74,934	$373,510
Unearned revenue	—	$262,742
Accrued severance	—	$308,591
Tax payable	—	74,637
Other accrued expense	454,866	1,804,716

Total accrued expenses	$789,166	$3,307,893

NOTE 7. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

On March 22, 2005, we completed our acquisition of American Vantage Media (“AVMC”), a subsidiary of American Vantage Companies (“AVC”) (see Note 5). As part of this acquisition, Genius assumed notes payable to certain individuals and entities with a total principal balance of $4.0 million, bearing interest at 7%, payable quarterly, and a maturity date of February 3, 2006. Genius repaid $3.8 million of these notes on February 7, 2006 and withheld payment on the balance as part of our contractual right to reserve for certain potential liabilities associated with the acquisition.

On October 4, 2005, we entered into a Note and Warrant Purchase agreement with a group of investors (collectively, the “Investors”). Under the Purchase Agreement, the Investors loaned a total of $4.0 million to us in exchange for (i) promissory notes in favor of the Investors (the “Notes”) with a total principal balance of $4.0 million and (ii) five-year warrants to purchase a total of 280,000 shares of our common stock, par value $0.0001 per share, with an exercise price per share equal to $1.88 (the last reported sales price of our common stock, as reported by the Over the Counter Bulletin Board, on the initial closing date of October 5, 2005). The discount allocated to the warrants was $0.3 million, calculated using the Black-Scholes Model, with the following weighted average assumptions: expected volatility 60%; risk-free interest rate of 4.2%; expected life of five years and no dividends payable. The fair value of the warrants were classified as equity in 2005 in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The discount is amortized over the life of the Note. As of December 31, 2005 the amortized discount was $0.2 million. On December 5, 2005, we repaid $2.5 million of the October 4, 2005 Notes with proceeds from our December 2005 private equity financing, and on March 6, 2006 we repaid the remaining $1.5 million.

In the fourth quarter of 2003, we issued notes payable totaling $1,150,000 to private lenders. The notes bore interest at 10.5% and were due December 31, 2004. Interest was payable quarterly, beginning March 31, 2004. For the years ended December 31, 2004 and 2003, interest expense on the notes was $97,278 and $22,238, respectively. Each lender was also granted one warrant at $1.00 per share and one warrant at $3.00 per share for our common stock for each dollar loaned. The discount allocated to the warrants was $506,557, calculated using the Black-Scholes Model, with weighted average assumptions: expected volatility 50%, risk free interest of 4.4%, expected life of two years and no dividends paid. The discount was amortized over the life of the notes. The notes were paid in full as of December 31, 2004.

In 2001, we issued a convertible debenture for $50,750 to a shareholder in place of redeemable common stock. The debenture bears interest at 8%, was due March 31, 2002, and was convertible into common shares at $.50 per share; however, the conversion feature of this debenture has expired. Interest on the debenture was accrued through December 31, 2005. There was no beneficial conversion interest related to this debenture. We repaid the balance of debenture in February 2006.

NOTE 8. COMMON STOCK

On March 2, 2005, we changed our state of incorporation from the state of Nevada to the state of Delaware and changed the par value of our common stock from $0.001 per share to $0.0001 per share. All transactions have been restated to reflect this change.

On March 19, 2004, we completed a private placement offering of 100 units aggregating $7 million pursuant to the exemption from registration under Rule 506 of Regulation D of the Securities Act. Proceeds net of cash commissions totaled approximately $6.4 million. Sands Brothers International Limited served as the selected dealer for the transaction. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. The fair value of the warrants at the time of issuance was $403,220 using the Black-Scholes valuation method with weighted average assumptions of expected volatility of 20%, risk free interest of 2.65%, expected life of five years and no expected dividends. Pursuant to the sales of the units we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock (including those warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have filed a resale registration statement for the resale of the common stock and the common stock underlying the warrants. The fair value of the warrants were classified as equity in 2005 in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

On March 2, 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 6,518,987 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 1,303,797 shares of Common Stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The transaction closed on March 3, 2005 and we realized gross proceeds of $10.3 million from the financing, before deducting commissions and other expenses. We agreed to register for resale the shares of Common Stock issued in the private placement and shares issuable upon exercise of warrants. Such registration statement became effective on May 11, 2005. The fair value of the warrants were classified as equity in 2005 in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”

In May 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 3,000,000 shares of our common stock and five-year warrants to purchase 270,000 shares of our common stock at an exercise price of $2.56 per share. The transaction closed on May 20, 2005, and we realized gross proceeds of $5.25 million from the financing before deducting commissions and other expenses. The fair value of the warrants were classified as equity in 2005 in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

On December 5, 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 16,000,000 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 4,800,000 shares of common stock with an exercise price of $2.40 per share. The transaction closed on December 6, 2005 and we realized gross proceeds of $32 million from the financing, before deducting commissions and other expenses. The proceeds from the offering will provide working capital to fund new ventures as well as content acquisitions. The fair value of the warrants were classified as equity in 2005 in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

OTHER STOCK ISSUANCES. During 2005, we issued 585,402 shares to third-party consultants and service providers for a total of $905,750. During 2004, we issued 57,994 shares to third-party consultants and service providers for a total of $102,800. During 2003, we issued 217,847 shares to third-party consultants and service providers for a total of $174,500, 350,000 shares of common stock as a prepayment against the development of re-mastered DVDs (which were subsequently returned in January 2004) and 70,922 shares of common stock for an option to acquire Falcon Picture Group. Also during this time period, a debenture of $10,000 was converted through the issuance of 10,000 shares. Additionally, we issued shares to certain officers in payment of salaries. Five officers, collectively, accepted 142,860 shares and 142,860 warrants as payment of $100,000 of 2003 salary.

REDEEMABLE COMMON STOCK. During 1999, we reviewed certain aspects of our issuances of common stock and determined that during 1997, 1998 and through September 1999, we sold common stock in private placement transactions that may be subject to redemption. In 2002, 1,250 shares were redeemed and in 2001, 8,750 shares were exchanged for a convertible debenture of $50,750 bearing interest at 8%. The total number of shares subject to redemption at December 31, 2005 was 49,300. Accordingly, additional paid in capital has been reduced by $362,322 to reflect the cumulative amounts subject to redemption. In addition, accrued interest of $148,899, calculated at an annual rate of 8% on the unredeemed shares, is included in the total of $414,471 shown in the caption “redeemable common stock” in the accompanying balance sheet. Rescission offers were made for some of the redeemable common stock.

OPTION AND WARRANT EXERCISES. In 2005 157,600 options were exercised at prices of $0.80-$1.50 per share resulting in proceeds of $191,580, and 1,255,315 warrants were exercised at a price of $1.00-$1.40, resulting in proceeds of $1,277,161. In 2004, 169,400 options were exercised at prices of $0.80-$1.53 per share, resulting in proceeds of $172,020, and, 217,500 warrants were exercised at a price of $0.63 per share, resulting in proceeds of $137,026. 478,716 shares of stock were issued in exchange for 1,436,148 warrants in a cashless exercise during the year. In 2003, 159,330 options were exercised at prices of $0.63 - $1.02, resulting in proceeds of $121,378.

NOTE 9. STOCK OPTIONS AND WARRANTS

EMPLOYEES. The 2004 Stock Option Plan provides a total of 7,500,000 shares to be granted as either incentive stock options or nonqualified stock options to our employees, directors and consultants. The term of the awards may not be for more than ten years (or five years in the case of incentive stock options granted to any participant who owns stock representing more than 10% of the combined voting power of us or any parent or subsidiary of ours). During 2005, we granted options to our employees and directors to purchase a total of 6,561,253 stock options under the 2004 Stock Option Plan and 3,270,000 stand alone stock options outside any plan, at an exercise price of $1.45-$2.31 and $1.55-$2.31, respectively. During 2004, we granted options to our employees and directors to purchase a total of 5,775,080 shares of our common stock at exercise prices of $1.40 to $4.00 per share, which equaled or exceeded fair market value at the time the options were granted. During 2003, we granted options to our employees and directors to purchase a total of 2,652,617 shares of our common stock at exercise prices of $.78 to $1.98 per share, which also equaled or exceeded fair market value at the time the options were granted.

NON-EMPLOYEES. In 2005, we granted warrants to purchase a total of 8,905,750 shares of our common stock at exercise prices from $1.58 to $2.78 per share to individuals for services to be rendered and in relation to a private placement, resulting in the recognition of $440,085 of expense. During 2005, warrants for 1,255,315 shares were exercised for cash. In 2004, we granted warrants to purchase a total of 4,667,432 shares of our common stock at exercise prices from $1.20 to $3.00 per share to individuals for services to be rendered and in relation to a private placement, resulting in the recognition of $1,339,412 of expense. During 2004, warrants for 217,500 shares were exercised for cash and 478,716 shares of stock were issued in exchange for 1,436,148 warrants in a cashless exercise. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” the stock based compensation expense recorded in our Statement of Operations for the year ended December 31, 2004, in the amount of $1,339,412, reflected the portion of the aggregate option value corresponding to the aggregate number of shares vested on the options through that date.

A summary of stock option and warrant activity follows:

	Options and Warrants Outstanding	Weighted Average Exercise Price
December 31, 2002	5,794,542	$1.03
Granted	9,369,088	$1.53
Exercised	(159,330)	$0.76
Canceled	(33,135)	$2.10

December 31, 2003	14,971,165	$1.35
Granted	9,805,080	$2.52
Exercised	(398,150)	$0.80
Canceled	(1,326,347)	$1.05

December 31, 2004	23,051,748	$1.83
Granted	18,737,003	$2.08
Exercised	(1,412,915)	$1.04
Canceled	(2,662,500)	$2.24

December 31, 2005	37,713,336	$1.96

Options and warrants exerciseable, December 31, 2005	27,474,333	$1.95

The following information applies to all options and warrants outstanding at December 31, 2005:

	Options/warrants outstanding	Average remaining life	Weighted average exercise price options and warrants outstanding	Options and warrants exercisable	Weighted average exercise price options and warrants exercisable
Under $1.50	6,808,412	2.76	$0.94	6,788,412	$0.94
$1.50 - $1.99	13,385,715	8.72	1.68	5,759,629	1.60
$2.00 - $2.99	14,103,209	6.68	2.35	12,191,542	2.36
$3.00 - $3.99	2,475,000	3.25	3.00	2,475,000	3.00
$4.00 + over	941,000	6.02	4.60	259,750	6.19

	37,713,336	4.80	$1.96	27,474,333	$1.94

NOTE 10. SEVERANCE

We reorganized our executive management team and terminated an exclusive agreement with our financial advisor during the third quarter ended September 30, 2005. As a result, severance related charges of approximately $2.7 million were recognized, of which, $1.4 million was related to non-cash compensation expense resulting from the grant of additional vested stock options and the acceleration of certain unvested stock options. As of December 31, 2005, the remaining severance obligation was $0.3 million.

NOTE 11. INCOME TAXES

Significant components of the provision for income taxes for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
CURRENT PROVISION
Federal	0	0	0
California	$800	$800	$800

DEFERRED PROVISION:
Federal	0	0	0
California	0	0	0

Provision for Income Taxes	$800	$800	$800

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Income tax computed at federal statutory tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	5.82%	5.81%	5.81%
Valuation allowance	-39.46%	-39.49%	-39.66%
Other	-0.36%	-0.32%	-0.15%

	0.00%	0.00%	0.00%

Significant components of our deferred tax assets (liabilities) at December 31, 2005 and 2004 consisted of the following:

	2005	2004
NOL carry-forwards	$13,886,000	$5,137,000
Allowance accounts	404,000	11,000
State deferreds	(401,000)	0
Other reserves	4,559,000	1,078,000
Accrued vacation	60,000	46,000
Deferred compensation cost	1,067,000	990,000
Depreciation	25,000	58,000
Wellspring deferred tax liability	(1,380,000)	0

Net deferred tax assets	18,220,000	7,320,000
Less valuation allowance	($19,600,000)	($7,320,000)

Net deferred tax asset (liability)	($1,380,000)	—

As of December 31, 2005, we had total net operating loss carry-forwards for federal and state income tax purposes of $34,333,000 and $25,029,000 respectively which start expiring in 2011 through 2025. Included in our total net operating loss carryover, is approximately $12,900,000 of net operating losses we inherited as a result of AVMC acquisition pertaining to the Wellspring division. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The net change in our valuation allowance increased $12.3 million in 2005, $2.6 million in 2004 and $1.0 million in 2003. The entire deferred income tax assets have been offset by a valuation allowance since management does not believe the recoverability of the deferred income tax assets during the next year is more likely than not. Accordingly, a deferred income tax benefit for the year ended December 31, 2005 has not been recognized in these financial statements. Included as part of deferred tax liabilities, that are not offset against the deferred tax assets in the determination of the required increase in the valuation allowance is step up in certain identifiable assets as a result of the AVMC acquisition that created recognition of approximately $1.5 million of deferred tax liability.

NOTE 12. SUBSCRIPTIONS RECEIVABLE

On January 22, 2004, the officers’ notes receivable held by Genius Products as subscriptions receivable were paid by tendering shares of Genius Products common stock pursuant to the terms of the notes. Klaus Moeller tendered 168,052 shares and Michael Meader tendered 168,052 shares to retire their loans. Larry Balaban and Howard Balaban tendered 170,405 shares and 174,883 shares, respectively, to retire their loans and other advances. The remaining subscriptions receivable were paid off with 327,962 shares tendered.

NOTE 13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES. The Company leases certain facilities and computer equipment under non-cancelable operating leases. Rental expense for 2005, 2004, and 2003 was $484,763, $150,208, and $149,865, respectively.

As of December 31, 2005, the future minimum annual rental commitments required under existing non-cancelable operating leases are as follow:

	2006	2007	2008	2009	2010	Thereafter	Total
Lease obligations	$939,249	$1,092,459	$976,302	$728,507	$734,880	$185,068	$4,656,465

Except as described below, we are not a party to any legal or administrative proceedings, other than routine litigation incidental to our business that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

WELLSPRING MATTER

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation and its subsidiary, Wellspring Media, Inc. (“Wellspring”). On or about March 14, 2005, a complaint was filed in U.S. Bankruptcy Court for the District of Delaware against Wellspring requesting a judgment in excess of $3,000,000. The complaint was filed by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate (“Winstar”). The details of this matter are discussed below.

In September 2001 (prior to the acquisition of Wellspring by American Vantage Media), Winstar (or its predecessor) sold a subsidiary, Winstar TV & Video (“TV & Video”), to Wellspring in exchange for $2,000,000 in cash and a promissory note in the amount of $3,000,000. The merger agreement provided that in the event the working capital of TV & Video was determined to be less than $3,000,000 at the closing of the merger, the sole remedy of Wellspring was a reduction in the principal amount of the promissory note by the difference between $3,000,000 and the actual amount of the working capital. The accountants for Wellspring determined that at the time of the closing of the merger, TV & Video had a working capital deficit. Based upon this determination and the provisions of the merger agreement, Wellspring determined that the amount due under the promissory note should be reduced to zero, and as a result no payment was made. On November 30, 2001, Wellspring informed Winstar of its determination regarding the working capital deficit, and Winstar subsequently advised Wellspring that it disputed the determination. Since 2001, Wellspring and Winstar have engaged in discussions in an effort to settle the dispute over the working capital calculation, but no settlement has been reached.

We believe that, if an adverse judgment against Wellspring occurs or an adverse settlement is reached, our subsidiaries, Wellspring and American Vantage Media, will be entitled to full indemnification against any such losses by the initial owners of Wellspring (prior to American Vantage Media), and we will be entitled to indemnification by American Vantage Companies. However, if the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages that are not indemnified by others, our financial condition and results of operations will likely be materially and adversely affected.

FALCON PICTURE GROUP MATTER

In October 2005, we commenced litigation against Falcon Picture Group, LLC (“Falcon”) in the Superior Court of San Diego County, Case No. GIN047884 seeking damages of $975,000 arising out of Falcon’s breach of the license agreement. In October 2005, Falcon commenced litigation against Genius in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that Genius breached the terms of a license agreement by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks damages award of approximately $83,332 subject to proof at trial. Falcon further alleges that as a result of Genius’ purported default under the license agreement, Falcon is entitled to judgment declaring the license agreement to have been lawfully terminated. Although Genius has not yet responded to the complaint in the Illinois proceeding, Genius plans to vigorously defend against the allegations thereof.

EXECUTIVE EMPLOYMENT AGREEMENTS. In 2002, we entered into employment agreements with six of our executive officers and key employees. The agreements are for three-year terms and provide for stock options, employee benefits and severance pay for termination without cause of between 12 and 24 months’ salary. In 2003, these agreements were amended to extend the term for an additional year, and to provide for salary increases and additional stock option awards. In 2004 we entered into an employment agreement with three new executive officers that provide for stock options, employee benefits and severance pay for termination without cause. In 2005 one of these agreements were amended to provide for salary increases and additional stock option awards. Additionally, in 2005 we entered into an employment agreement with six new executive officers that provide for stock options, employee benefits and severance pay for termination without cause. The 2002, 2004, and 2005 agreements allow for the assignment of contract benefits to the employee’s heirs in the event of an employee death within the contract term.

NOTE 14. RELATED-PARTY TRANSACTIONS

SALE OF BABY GENIUS. On December 31, 2005, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Klaus Moeller who was our founder and formerly our CEO and a Director. Under the Asset Purchase Agreement, we agreed to sell to Mr. Moeller all of our right, title and interest in and to the following assets (the “Assets”), subject to the terms, conditions and limitations set forth in the Asset Purchase Agreement:

•	the audio and audiovisual works entitled “Baby Genius”;

•	the audio and audiovisual works entitled “Kid Genius”;

•	the audio and audiovisual works entitled “Little Tikes”;

•	the audio works entitled “Wee Worship”; and

•	related intellectual property, agreements, documents and instruments.

Subject to limited exceptions, Mr. Moeller agreed to assume any and all obligations for royalties, advances, reporting requirements, and all other obligations of any kind arising out of or in connection with all talent agreements, producer agreements, and any and all other agreements relating to the Assets and due after the signing of the Asset Purchase Agreement. As part of the agreement, we will continue to distribute Baby Genius, Little Tikes and Wee Worship DVDs and music CDs and all new products under these brands. Under the distribution agreement, we will receive a distribution fee and recoup all of our expenses.

The purchase price for the Assets was $3 million, payable as follows:

•	$250,000 in cash on signing;

•	$750,000 by means of a secured promissory note due and payable in full, together with all accrued interest, on January 30, 2006, bearing interest at the rate of 4.5% per annum; and

•	$2 million by means of a secured promissory note due and payable in full, together with all accrued interest, on the fifth anniversary of the closing date, bearing interest at the rate of 4.5% per annum.

The $3 million purchase price was determined by negotiations between the parties and our assessment of the reasonable value of the Assets and the distribution arrangement described above.

In conjunction with this transaction we recorded a gain on sale in the amount of $1,351,710, a note receivable in the amount of $1,712,353 representing the present value of a $2 million secured promissory note that we received in this transaction and a deferred gain of $1,212,353. We will recognize the deferred gain based upon the relative percentage of revenue we generate in each period relative to the total revenue expected to be generated over the term of the distribution agreement. We have subsequently received payment in full of the secured promissory note, due on January 30, 2006, in the amount of $750,000, plus interest.

FALCON PICTURE GROUP, LLC. On September 8, 2003, we executed a license agreement with Falcon Picture Group, LLC (“Falcon”) for the exclusive rights to distribute a majority of its audio and video products worldwide, with AMC and TV Guide branded DVD movie and television collections and Twilight Zone branded audio collections in the U.S. and Canada. Carl Amari, a former member of our board of directors, is the CEO of Falcon. This agreement expires on July 1, 2006, with an automatic renewal for an additional three years if both parties are fulfilling their obligations under the agreement and calls for a royalty to be paid on the sales of the video and audio products. We have committed to pay a minimum annual royalty of $240,000 for brands including AMC and Twilight Zone, and a royalty of $325,000 for TV Guide over a three and one-half year term that commenced on December 22, 2003. In addition, the agreement calls for a minimum content purchase of $300,000 annually.

The agreement also provides a three-year option to acquire Falcon’s assets for $3,600,000 (payable in cash or stock or a combination of cash and stock). As consideration for the right to purchase Falcon, we issued 70,922 shares of common stock with a market value of approximately $100,000. The stock value of $1.40 is based on the average of the closing market price of the common shares as of September 8, 2003, the date of issuance of such shares and the execution of the agreement, and July 1, 2003, the effective date of the agreement. The specific assets and liabilities of Falcon that would be acquired under this right will be negotiated by the parties at the time the acquisition is considered. We do not anticipate that we will exercise our right and have recorded a reserve in the amount of $100,000 for the value of the right that has been included in other assets.

FACILITY LEASES. We lease a warehouse facility in Iowa from The Meader Family Limited Partnership which is affiliated with Michael Meader, formerly our president. Lease payments were $34,800, $34,800, $20,400 in 2005, 2004 and 2003, respectively. The term of this lease is through 2007 although it is likely that we will sublease this warehouse until the end of the term. The Company also leased sales offices in Minnesota from Ekelund Properties, which is affiliated with Julie Ekelund, Executive Vice President. Lease payments in 2004 were $14,400 and $7,200 in 2003 under this agreement. This lease expired in January 2005.

BRANDISSIMO!. On November 1, 2005, we entered into an agreement with Brandissimo! Inc., a company which was co-owned by Mr. Trevor Drinkwater, our CEO, and is currently co-owned by David Snyder our Executive Vice President of Content. Under this agreement, we have an exclusive “first look” at all Brandissimo owned or controlled children’s projects to be produced for videogram distribution. We will serve as exclusive videogram distributor for all Brandissimo-owned or controlled children’s projects produced or otherwise presented to us during the one-year term of the agreement. Brandissimo will render production services for any and all children’s projects which we finance and produce during the term of the agreement. Over the course of the term, we will pay to Brandissimo a $100,000 non-refundable, non-recoupable overhead fee. Under the agreement, we are entitled to receive a distribution fee equal to 12% to 20% of gross receipts, depending on the products being distributed.

SHARES ISSUED FOR COMPENSATION. In 2003, five officers, collectively, accepted 142,860 shares and 142,860 warrants of our common stock as payment of $100,000 of 2003 salary. The warrants have an exercise price of $1.40 and have a five year term.

INVESTMENT BANKING AND FINANCIAL ADVISORY SERVICES. Alexander L. Cappello is Chairman and CEO of Cappello Capital Corp., investment bankers. Bruce Pompan is Managing Director of Cappello Capital Corp. Both were our Directors. We retained Cappello Capital Corp. to perform corporate finance advisory services for a two-year period commencing in March 2004. After the first 12 month term the agreement can be terminated with 30 days’ advance notice. Cappello Capital Corporation has been granted 2,000,000 warrants with an exercise price of $2.50 and a term of ten years. On July 21, 2005, We and Cappello Capital Corp. (“Cappello”) entered into (i) a letter agreement (the “First Amendment”) amending certain portions of our original engagement agreement, dated March 24, 2004 (the “Engagement Agreement”), under which we retained Cappello as exclusive financial advisor; and (ii) a Resale Agreement (the “Resale Agreement”) providing restrictions on open market sales of certain shares of common stock issued to Cappello. Alex Cappello and Bruce Pompan, were our directors, are each managing directors of Cappello Capital Corp., and Alex Cappello is the sole shareholder of Cappello Capital Corp.

Under the First Amendment, we and Cappello agreed to the following:

•	The Engagement Agreement and the exclusive engagement of Cappello as our financial advisor are terminated effective as of June 3, 2005;

•	The term “Covered Party” for purposes of the tail period under the Engagement Agreement is limited to two parties identified in the Amendment and any party providing financing to complete a proposed transaction identified in the Amendment. The fees payable by us for potential transactions with these two parties are modified from the amounts otherwise payable under the Engagement Agreement;

•	Bruce L. Pompan will submit his resignation as our director, effective immediately;

•	The Company will issue to Cappello 175,000 shares of common stock and reduce the exercise price on 2.0 million warrants to purchase common stock currently held by Cappello from $2.50 per share to $2.20 per share;

•	The Company will increase the monthly retainer payable to Cappello from $10,000 per month to $25,000 per month for services commencing as of June 3, 2005 until the occurrence of certain events specified in the Amendment; and

•	The Company will pay to Cappello a fee for the private placement transaction which closed on May 20, 2005 in the amount of $105,000 (2% of the transaction) and 171,675 warrants to purchase our common stock exercisable at $1.75 per share.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA

Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2005 are summarized below.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,131,389	$2,057,557	$5,017,456	$6,423,530
Gross profit (loss)	$(650,750)	$398,754	$1,081,333	$1,907,161
Loss before income taxes	$(797,752)	$(1,246,687)	$(917,377)	$(3,083,552)
Net loss	$(798,552)	$(1,246,687)	$(917,377)	$(3,083,552)
Basic earnings per share	$(0.04)	$(0.05)	$(0.04)	$(0.12)
Weighted average shares outstanding	20,697,233	24,442,271	25,080,003	25,397,825

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		As Restated	As Restated
Net sales	$2,555,886	$3,912,450	$8,154,040	$7,705,352
Gross profit (loss)	$(110,914)	(1,731,034)	2,367,825	(1,080,457)
Loss before income taxes	$(2,231,523)	(5,288,177)	(3,846,623)	(5,793,397)
Net loss	$(2,232,323)	(5,296,352)	(3,854,798)	(5,777,047)
Basic earnings per share	$(0.08)	$(0.13)	$(0.09)	$(0.12)
Weighted average shares outstanding	28,000,009	41,754,657	43,348,990	48,211,947

Restatement of Prior Quarters Ended June 30, 2005 and September 30, 2005

The Company revised theatrical revenue to decrease the amount recognized due to an accrual for film rental earned but not billed that was not reversed in the subsequent period, revised royalty revenue to recognize unearned revenue from a prior period that became earned revenue and revised royalty expense and production cost amortization expense to increase the amounts recognized because the Company had recorded these amounts as assets rather than expenses.

The effects of the restatement on net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, production masters, film library, accrued expenses, and stockholders’ equity as of and for the quarter ended June 30, 2005 are as follows:

	As Originally Reported	Restatement Adjustments	As Restated
Net revenues	$3,822,450	$90,000	$3,912,450
Cost of revenues	5,163,789	479,695	5,643,484
Gross profit	(1,341,339)	(389,695)	(1,731,034)
Net loss	$(4,906,657)	$(389,695)	$(5,296,352)
Loss per common share:
Basic and diluted	$(0.12)	$(0.01)	$(0.13)
Production masters	$3,456,267	$(63,547)	$3,392,720
Film library	16,095,700	(416,148)	15,679,552
Accrued expenses	1,595,815	(90,000)	1,505,815
Stockholders’ equity	$31,725,719	$(389,695)	$31,336,024

The effects of the restatement on net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, production masters, film library, accrued expenses, and stockholders’ equity as of and for the quarter ended September 30, 2005 are as follows:

	As Originally Reported	Restatement Adjustments	As Restated
Net revenues	$8,405,643	$(251,603)	$8,154,040
Cost of revenues	5,670,430	115,785	5,786,215
Gross profit	2,735,213	(367,388)	2,367,825
Net loss	$(3,487,410)	$(367,388)	$(3,854,798)
Loss per common share:
Basic and diluted	$(0.08)	$(0.01)	$(0.09)
Accounts receivable	$5,649,464	$(251,603)	$5,397,861
Production masters	3,615,641	(105,021)	3,510,620
Film library	16,270,146	(490,459)	15,779,687
Accrued expenses	3,235,852	(90,000)	3,145,852
Stockholders’ equity	$30,210,223	$(757,083)	$29,453,140

NOTE 16. TERMINATION OF DISTRIBUTION AGREEMENT WITH WARNER HOME VIDEO

On March 5, 2004, We and Warner Home Video mutually agreed to terminate the Baby Genius distribution agreement. The Company subsequently began self-distribution of the Baby Genius line of DVDs. Under the termination agreement, we also regained the distribution rights for our planned line of Kid Genius DVDs. The termination agreement calls for a $300,000 payment to Warner made by means of a royalty arrangement based on net sales of the Baby Genius DVDs. As an additional element of the settlement, we agreed to purchase approximately $192,000 in outstanding Baby Genius inventory held at various Warner locations.

NOTE 17. SUBSEQUENT EVENTS

NEW CFO. On February 7, 2006, we announced the hiring of John Mueller as Chief Financial Officer. Mr. Mueller joined us from Jefferies & Company, Inc., where he served as Senior Vice President of Media and Entertainment Investment Banking in New York. He succeeded Shawn Howie.

REPAYMENT OF NOTES. On February 3, 2006, we repaid $3.8 million of the $4.0 million notes assumed as part of the acquisition of AVMC on March 22, 2005. Additionally, on March 6, 2006, we repaid the remaining $1.5 million of the short-term notes issued on October 4, 2005.

SANTA MONICA LEASE. On February 17, 2006, we entered into a lease agreement for 17,400 square foot office facility in Santa Monica, California. This lease expires on March 16, 2011. The monthly rent for this facility is $54,810.

CORPORATE REALIGNMENT. On February 20, 2006, we announced a corporate realignment of the Wellspring Media division (“Wellspring”) which is currently based in New York, New York. The Company announced that the Wellspring home entertainment distribution division will transfer to our facility located in Santa Monica, California and that the Wellspring theatrical distribution arm will be closed. The primary goal of this corporate realignment is to improve our operating efficiencies. The Company estimates that it will incur costs of an aggregate total of approximately $490,000 in connection with this action. These costs consist primarily of employee severance arrangements and other related expenses. We expect to pay these costs and substantially complete the reorganization by May 2006.

GENIUS PRODUCTS, INC AND SUBSIDIARIES

SCHEDULE II – Valuation and Qualifying Accounts

Years Ended December 31, 2003, 2004 and 2005

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at Beginning of Period	Charged to costs and expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year ended December 31, 2003
Allowance for:
Uncollectible accounts	$15,000	$11,000	$—		$—	$26,000
Reserve for potential product obsolescence	—	—	—		—	—
Reserve for sales returns and allowances	55,000	101,597	—		—	156,597
Deferred Tax Assets	3,714,000	957,000	—		—	4,671,000

	$3,784,000	$1,069,597	$—		$—	$4,853,597

Year ended December 31, 2004
Allowance for:
Uncollectible accounts	$26,000	$21,000	$—		$(5,121)	$41,879
Reserve for potential product obsolescence	—	474,358	—		—	474,358
Reserve for sales returns and allowances	156,597	1,339,208	—		(173,658)	1,322,147
Deferred Tax Assets	4,671,000	2,649,000	—		—	7,320,000

	$4,853,597	$4,483,566	$—		$(178,779)	$9,158,384

Year ended December 31, 2005
Allowance for:
Uncollectible accounts	$41,879	$361,222	$1,310,275	(a)	$(757,730)	$955,646
Reserve for potential product obsolescence	474,358	1,827,077	—		—	2,301,435
Reserve for sales returns and allowances	1,322,147	5,183,543	217,057	(a)	(769,604)	5,953,143
Deferred Tax Assets	7,320,000	12,280,000	—		—	19,600,000

	$9,158,384	$19,651,842	$1,527,332		$(1,527,334)	$28,810,224

(a)	AVMC acquired reserve