Form 10-Q/A
period 2005-06-30
GENIUS PRODUCTS INC
filed 2006-04-24
CIK 1098016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐  No ☒

There were 43,421,437 shares outstanding of the issuer’s Common Stock as of August 16, 2005.

Transitional small business disclosure format (check one): Yes ☐ No ☒

Explanatory Note

On April 15, 2006, the Company’s Audit Committee, acting on a recommendation from the Company’s management, determined that the Company’s unaudited condensed consolidated financial statements as of and for the quarters ended June 30, 2005 and September 30, 2005 should be restated to revise the accounting and related disclosures for net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, accounts receivable, production masters, film library, accrued expenses, and stockholders’ equity . The impact of the restatements on the quarter ended June 30, 2005 is further discussed in Note 2 to the unaudited condensed consolidated financial statements included herein.

This amendment is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the period ended June 30, 2005, as described in Note 2 to the unaudited condensed consolidated financial statements, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing of this amendment, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002, and (v) to update the exhibits.

This Amendment No. 1 to Quarterly Report on Form 10-Q is as of the date of the Form 10-Q originally filed, except for material subsequent events more fully described in Note 2 to the unaudited condensed consolidated financial statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 Restated (Note 2)	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,622,547	$1,223,881
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,076,399 and $1,542,805	4,165,991	3,615,073
Inventories, net	5,112,734	3,473,483
Prepaid royalties	1,918,454	1,042,120
Prepaid expenses	582,636	312,046

Total current assets	13,402,362	9,666,603
Property and equipment, net	279,038	264,989
Production masters, net of accumulated amortization of $1,490,577 and $805,891	3,392,720	2,825,426
Film library, net of accumulated amortization of $585,991 and $0	15,679,552	—
Goodwill	12,873,490	—
Deposits and other	874,212	239,148

Total assets	$46,501,374	$12,996,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,011,509	$7,329,218
Notes payable	4,000,000	—
Accrued expenses	1,505,815	789,166
Customer deposits	192,454	—
Debentures payable	50,750	50,750
Redeemable common stock	404,822	395,172

Total current liabilities	15,165,350	8,564,306
Stockholders’ equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 and $.001 par value; 100,000,000 shares authorized; 43,246,437 and 25,208,512 shares outstanding	4,270	25,209
Committed common stock	1,331,683	—
Additional paid-in capital	59,106,107	25,984,012
Accumulated deficit	(29,106,036)	(21,577,361)

Total stockholders’ equity	31,336,024	4,431,860

Total liabilities and stockholders’ equity	$46,501,374	$12,996,166

See accompanying notes to unaudited interim financial statements

G ENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 Restated (Note 2)	2004	2005 Restated (Note 2)	2004
Revenues:
Video and DVD	$3,797,130	$2,004,043	$5,216,392	$4,501,088
Theatrical	467,469	—	467,469	—
Audio	494,707	275,934	1,815,517	1,054,537
Royalties, licensing and other	429,803	26,240	454,921	75,291

Gross revenues	5,189,109	2,306,217	7,954,299	5,630,916
Sales returns, discounts and allowances	(1,276,659)	(248,660)	(1,485,963)	(441,969)

Net revenues	3,912,450	2,057,557	6,468,336	5,188,947
Costs and expenses
Cost of revenues:
Video and DVD	2,751,420	1,404,283	4,383,583	3,082,691
Theatrical	1,155,663	—	1,155,663	—
Audio	699,600	142,091	1,490,400	504,308
Amortization of production masters and film library	1,036,801	112,429	1,209,471	200,978
Warehouse expense and others	—	—	71,168	—

Total cost of revenues	5,643,484	1,658,803	8,310,285	3,787,977

Gross profit	(1,731,034)	398,754	(1,841,949)	1,400,970
Operating expenses:
Product development	216,839	203,353	444,153	390,862
Sales and marketing	631,194	472,402	1,077,685	948,735
General and administrative	2,632,162	867,410	4,073,125	1,856,534

Total operating expenses	3,480,195	1,543,165	5,594,963	3,196,131

Loss from operations	(5,211,229)	(1,144,411)	(7,436,912)	(1,795,161)
Interest expense and other, net	(76,948)	(102,276)	(82,788)	(330,067)

Loss before provision for income tax	(5,288,177)	(1,246,687)	(7,519,700)	(2,125,228)
Provision for income tax	8,175	—	8,975	800

Net loss	$(5,296,352)	$(1,246,687)	$(7,528,675)	$(2,126,028)

Basic and diluted net loss per share	$(0.13)	$(0.05)	$(0.22)	$(0.09)

Basic and diluted weighted average shares	41,754,657	24,442,271	34,915,329	22,579,860

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005 Restated (Note 2)	2004
Cash flows from operating activities
Net loss	$(7,528,675)	$(2,126,028)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,393,971	236,286
Change in allowance for doubtful accounts and provision for returns	(466,406)	(34,491)
Common stock issued for services	82,500	58,800
Amortization of warrants issued for services	149,295	29,072
Vested options and warrants granted to non-employees for services	—	249,732
Stock issued for the remastering of movies on DVD	—	(350,000)
Interest expense on redeemable common stock	9,650	11,952
Amortization of discounts on notes payable	—	263,821
Changes in assets and liabilities:
(Increase) decrease in Accounts receivable	2,374,880	(401,964)
(Increase) decrease in Inventories	(989,357)	(599,522)
(Increase) decrease in Development of production masters	(651,267)	(746,679)
(Increase) decrease in Development film library	(893,144)	—
(Increase) decrease in Prepaid royalties	(876,334)	80,466
(Increase) decrease in Prepaid expenses and deposits	(462,276)	(217,358)
Increase (decrease) in Accounts payable	(4,342,106)	417,389
Increase (decrease) in Accrued expenses and other	19,914	63,003

Net cash used in operating activities	(12,179,355)	(3,065,521)
Cash flows from investing activities
Patents and trademarks	(9,800)	(3,005)
AVM cash, net of expenses paid in cash	(300,000)	—
Purchase of property and equipment	(40,692)	(130,462)

Net cash (used in) provided by investing activities	(350,492)	(133,467)
Cash flows from financing activities:
Payments on notes payable	—	(294,999)
Payments on short-term debt	(2,349,219)	—
Payments of offering costs	(834,391)	—
Purchase of redeemable common stock	—	(73,948)
Proceeds from exercise of options	91,140	159,860
Proceeds from exercise of warrants	707,560	—
Proceeds from issuance of common stock	15,313,423	6,419,968

Net cash provided by financing activities	12,928,513	6,210,881
Net increase (decrease) in cash and equivalents	398,666	3,011,893
Cash at beginning of period	1,223,881	941,332

Cash at end of period	$1,622,547	$3,953,225

Non- cash investing and financing activities:
Repayment of officer loans by return of common stock	$—	$24,751
Repayment of notes receivable by return of common stock	$—	$2,795,242
Interest on notes receivable	$—	$8,240
Warrants issued for offering costs	$1,014,986	$—
Issuance of common stock for offering costs	$350,000	$—

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

Genius Products, Inc. (“Genius”, on a parent-only basis, and “we” or “our” on a Consolidated basis), incorporated under the laws of the State of Delaware in 2004, is headquartered in Solana Beach, California. We are an entertainment company, which together with our wholly owned subsidiaries, American Vantage Media Corporation (“AVMC”) and Wellspring Media, Inc (“Wellspring”), produce, publish and distribute films, videos and music on digital video discs (“DVDs”), and to a smaller extent, videos (“VHS”) and compact discs “CDs”), and the new Universal Media Disc (UMD) under a variety of branded and, non-branded names. Our products are sold at retail outlets nationwide, and, to a very small extent, internationally, either through distributors or through retailers that we sell to directly. We also sell our products through various websites on the Internet, including our own, www.geniusproducts.com.

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

CONCENTRATIONS OF CREDIT RISK. For the three month period ended June 30, 2005, Dollar Tree accounted for 11% of net revenues. For the three month period ended June 30, 2004, 99 Cents Only Stores, Dollar Tree and Anderson Merchandisers comprised 22%, 17% and 16%, respectively, of net revenues.

For the six month period ended June 30, 2005, Anderson Merchandisers accounted for 13% of net revenues. For the six month period ended June 30, 2004, Dollar Tree, Anderson Merchandisers, and 99 Cents Only Stores comprised 35%, 16%, and 13%, respectively, of net revenues.

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

We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to direct operating expenses in accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, using the individual film forecast method over a period of ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. Films classified as part of a library have an initial release date of more than three years prior to the acquisition of the film. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of the unamortized costs of the library to its estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition. The unamortized library costs and production masters at June 30, 2005 was $19,072,272. All exploitation costs, including print and advertising (P&A) costs associated with our theatrical department, are expensed as incurred.

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

Had compensation cost for our stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, as amended by SFAS No. 148, our net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 Restated	2004	2005 Restated	2004
Net loss as reported	$(5,296,352)	$(1,246,687)	$(7,528,675)	$(2,126,028)
Compensation cost at fair value	(145,492)	(223,109)	(322,012)	(465,052)

Pro forma net loss	$(5,441,844)	$(1,469,796)	$(7,850,687)	$(2,591,080)

Basic and diluted net loss per share
As reported	$(0.12)	$(0.05)	$(0.20)	$(0.09)

Pro forma	$(0.13)	$(0.06)	$(0.22)	$(0.11)

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

NOTE 2: RESTATEMENT OF QUARTER ENDED JUNE 30, 2005

The Company determined that it was necessary to restate our unaudited consolidated financial statements and other financial information at and for the quarters ended, June 30 and September 30, 2005. The restatement relates to the following correction of errors:

1. The Company revised royalty revenue to increase the amount recognized during the three months ended June 30, 2005. The total adjustment required to increase revenue to its proper amount was $90,000 for the three months ended June 30, 2005. On May 2, 2005 the Company completed a sale of a title in its film library to a third-party licensee. At the time of the sale the rights to this title were not available and, therefore, the Company recorded the sale as unearned revenue. When the rights to these titles became available during the three months ended June 30, 2005, the Company did not recognize the revenue from the sale. The correct accounting treatment is to recognize the revenue when the rights become available.

2. The Company revised royalty expense to increase the amount recognized during the three month period ended June 30. The total adjustments required to increase royalty expense to its proper amount was $416,148 for the three month period ended June 30, 2005. This adjustment was necessary because the Company had recorded this amount as an asset as of June 30, 2005. The correct accounting treatment is to record this amount as royalties expense during the three month period ended June 30, 2005.

3. The Company revised production cost amortization expense to increase the amount recognized during the three month period ended June 30, 2005. The total adjustment required to increase production costs amortization expense to its proper amount was $63,547 for the three month period ended June 30, 2005. This adjustment was necessary because the Company had recorded this amount as an asset as of June 30, 2005 when the amount should have been expensed under SOP 00-2. The correct accounting treatment is to record this amount as expense during the three month period ended June 30, 2005.

The effects of the restatement on net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, production masters, film library, accrued expenses, and stockholders’ equity as of and for the quarter ended June 30, 2005 are as follows:

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
Net revenues	$3,822,450	$90,000	$3,912,450	$6,378,336	$90,000	$6,468,336
Cost of revenues	5,163,789	479,695	5,643,484	7,830,590	479,695	8,310,285
Gross profit	(1,341,339)	(389,695)	(1,731,034)	(1,452,254)	(389,695)	(1,841,949)
Net loss	$(4,906,657)	$(389,695)	$(5,296,352)	$(7,138,980)	$(389,695)	$(7,528,675)
Loss per common share:
Basic and diluted	$(0.12)	$(0.01)	$(0.13)	$(0.17)	$(0.01)	$(0.18)
Production masters	$3,456,267	$(63,547)	$3,392,720	$3,456,267	$(63,547)	$3,392,720
Film library	16,095,700	(416,148)	15,679,552	16,095,700	(416,148)	15,679,552
Total assets	46,981,069	(479,695)	46,501,374	46,981,069	(479,695)	46,501,374
Accrued expenses	1,595,815	(90,000)	1,505,815	1,595,815	(90,000)	1,505,815
Total current liabilities	15,255,350	(90,000)	15,165,350	15,255,350	(90,000)	15,165,350
Stockholders’ equity	$31,725,719	$(389,695)	$31,336,024	$31,725,719	$(389,695)	$31,336,024

NOTE 3: INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

	June 30, 2005	December 31, 2004
Raw Materials	$768,422	$349,231
Finished Goods	5,174,931	3,598,610

	5,943,353	3,947,841
Allowance for Obsolescence	(830,619)	(474,358)

	$5,112,734	$3,473,483

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

	June 30, 2005	December 31, 2004	USEFUL LIVES
Computers and equipment	$502,883	$424,071	3 -5 years
Furniture and fixtures	35,445	33,746	3 - 7 years
Leasehold improvements	22,365	22,365	Lesser of lease term or useful life.

	560,693	480,182
Accumulated depreciation and amortization	(281,655)	(215,193)

	$279,038	$264,989

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

(UNAUDITED)
AVMC-STANDALONE
Cash	$50,000
Accounts Receivable	2,500,000
Inventory	650,000
Other current Assets	75,000
Total Current Assets	$3,275,000
Wellspring Library	15,725,000
Fixed Assets	31,000
Goodwill	12,873,490
Total Assets	$31,904,490
Accounts Payable	$6,024,000
Accrued Expenses	890,000
Short Term Debt	2,349,219
Notes payable	4,000,000
Total Liabilities	$13,263,219

The short-term debt was paid off on March 22, 2005, and the notes payable are due in February 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 Restated	2004	2005 Restated	2004
Pro forma net revenue	$3,912,450	$7,329,131	$8,032,987	$13,158,959
Pro forma net loss	$(5,296,352)	$(2,212,616)	$(8,936,825)	$(3,362,560)
Pro forma net loss per share
Basic and diluted	$(0.13)	$(0.09)	$(0.26)	$(0.15)

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

OVERVIEW

We are an entertainment company that produces, publishes and distributes films, videos and music on digital video discs (“DVDs”), and to a smaller extent, videos (“VHS”) and compact discs (“CDs”), and the new Universal Media Disc (UMD) under a variety of branded and, non-branded names. Our products are sold at retail outlets nationwide, and either through distributors or through retailers that we sell to directly. We also sell our products through various websites on the Internet, including our own, www.geniusproducts.com. Our business in the second quarter of 2005 includes revenues from four major sources, as follows:

•	Sales of branded proprietary and licensed DVDs and VHS (62% of gross revenues for the second quarter of 2005);

•	Sales of branded proprietary and licensed music audio CDs and cassettes (8% of gross revenues for the second quarter of 2005); and

•	Sales of non-branded DVDs and music CDs (17% of gross revenues for the second quarter of 2005).

•	Sales of theatrical and other (13% of gross revenues for the second quarter of 2005).

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

RESTATEMENT OF QUARTER AND SIX MONTHS ENDED JUNE 30, 2005

The Company determined that it was necessary to restate our unaudited consolidated financial statements and other financial information at and for the quarters ended, June 30 and September 30, 2005. The restatement relates to the following correction of errors:

1. The Company revised royalty revenue to increase the amount recognized during the three months ended June 30, 2005. The total adjustment required to increase revenue to its proper amount was $90,000 for the three months ended June 30, 2005. On May 2, 2005 the Company completed a sale of a title in its film library to a third-party licensee. At the time of the sale the rights to this title were not available and, therefore, the Company recorded the sale as unearned revenue. When the rights to these titles became available during the three months ended June 30, 2005, the Company did not recognize the revenue from the sale. The correct accounting treatment is to recognize the revenue when the rights become available.

2. The Company revised royalty expense to increase the amount recognized during the three month period ended June 30. The total adjustments required to increase royalty expense to its proper amount was $416,148 for the three month period ended June 30, 2005. This adjustment was necessary because the Company had recorded this amount as an asset as of June 30, 2005. The correct accounting treatment is to record this amount as royalties expense during the three month period ended June 30, 2005.

3. The Company revised production cost amortization expense to increase the amount recognized during the three month period ended June 30, 2005. The total adjustment required to increase production costs amortization expense to its proper amount was $63,547 for the three month period ended June 30, 2005. This adjustment was necessary because the Company had recorded this amount as an asset as of June 30, 2005 when the amount should have been expensed under SOP 00-2. The correct accounting treatment is to record this amount as expense during the three month period ended June 30, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

The discussion below reflects the restated balances for the quarter ended June 30, 2005.

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

Royalties, licensing and other revenues were composed of royalties from licensing fees from Wellspring Media, Inc, and the license of our Baby Genius brand name, sales of gift sets and plush toys. Royalties, licensing and other revenues increased to $429,803 in the second quarter of 2005 from $26,240 in the second quarter of 2004, an increase of $403,563. The increase is primarily attributed to the acquisition of AVMC.

Gross revenues increased $2,882,892, or 125%, during the quarter ended June 30, 2005, to $5,189,109, as compared to $2,306,217 in the same period last year due primarily to increased sales of video and audio products as discussed above.

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

Net revenues increased by $1,854,893, or 90%, to $3,912,450 for the three months ended June 30, 2005, from $2,057,557 for the three months ended June 30, 2004, due to the increase in sales of DVD and the acquisition of AVMC, offset by an increase in sales returns and allowances. During the second quarter of 2005, two customers accounted for 10% or more of gross revenues. Dollar Tree accounted for 11% and 11% of net revenues. For the three month period ended June 30, 2004, 99 Cents Only Stores, Dollar Tree and Anderson Merchandisers comprised 22%, 17%, and 16%, respectively, of net revenues.

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

Video cost of sales in the second quarter of 2005 increased $1,347,137 to $2,751,420, or 72% of video revenues, as compared to $1,404,283, or 70% of video revenues for the first quarter of 2004. The increase in cost of sales for the quarter ended June, 30, 2005 as compared to the same period ended June 30, 2004 is the result of an increase in video sales due to the addition of AVMC into our video product mix and inventory write-offs for VHS tapes.

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

Amortization of production masters and film library increased $924,372, or 822%, to $1,036,801 for the second quarter 2005 as compared to $112,429 for the second quarter 2004. The increase in amortization of production masters and film library is primarily the result of the acquisition of AVMC, as well as an increase in amortization of the production masters due to the development of our library. We currently anticipate that product development amortization expenses will continue to increase compared to similar periods in 2004 as we continue to invest in product content and product packaging development.

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

General and administrative expenses increased by $1,764,751, or 203%, in the second quarter of 2005, as compared to $867,410 for the same quarter in 2004. The increase is primarily due to an increase in expenses, such as payroll, rent, and utilities as a result of the acquisition of AVMC. There are a number of transition expenses for the quarter ended June 30, 2005 related to AVMC and the reorganization which will be eliminated once the transition is completed.

Interest expense decreased to $76,948 for the three months ended June 30, 2005, or 25%, compared to $102,276 for the same quarter in 2004, due to the payoff of notes payable in the fourth quarter of 2004. The decrease for the quarter ended June 30, 2005 was partially offset by an increase in interest expense of $70,000 related to the $4.0 million notes payable acquired with AVMC.

The net loss for the second quarter of 2005 of $5,296,352 was $4,049,665 greater, or 325% than the net loss of $1,246,687 for the same quarter in 2004 as a result of additional reserves for sales returns and allowances, reduced margins due to discounted product pricing and theatrical P&A, as well as the additional SG&A expenses related to AVMC and the reorganization.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The discussion below reflects the restated balances for the six months ended June 30, 2005.

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

Royalties, licensing and other revenues were composed of royalties from licensing fees from Wellspring Media, Inc and the license of our Baby Genius brand name, sales of gift sets and plush toys. Royalties, licensing and other revenues increased to $454,921 in the first six months of 2005 from $75,291 in the same period of 2004, an increase of $379,630. The increase is primarily attributed to the acquisition of AVMC.

Gross revenues increased $2,323,383, or 41%, during the six months ended June 30, 2005, to $7,954,299, as compared to $5,630,916 in the same period last year, due primarily to increased sales of video revenues from the acquisition of AVMC, as well as, an increase in audio sales as discussed above.

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

Net revenues increased by $1,279,389, or 25%, to $6,468,336 for the six months ended June 30, 2005, from $5,188,947 for the six months ended June 30, 2004, due to the increase in sales of DVD, audio and the acquisition of AVMC, offset by an increase in sales returns and allowances. During the first half of 2005, Anderson Merchandisers accounted for 10% or more of gross revenues. For the six month period ended June 30, 2004, Dollar Tree, Anderson Merchandisers and 99 Cents Only Stores, comprised 35%, 16%, and 13%, respectively, of net revenues.

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

Video cost of sales in the six months ended June 30, 2005 were $4,383,583, or 84% of video revenues, as compared to $3,082,691, or 70% of video revenues for the first half of 2004. The increase in cost of sales of $1,300,892 for the six months ended June, 30, 2005 as compared to the same period ended June 30, 2004 is the result of the sale of higher margin frontline products and the addition of AVMC into our video product mix. During the second quarter of 2005 there were additional inventory write-offs for VHS tapes.

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

Audio cost of sales in the first six months of 2005 were $1,490,400, or 82% of audio revenues, as compared to $504,308, or 48% of audio revenues, for the same period in 2004. The increase in audio cost of sales of $986,092 for the first half of 2005 compared to the same period of 2006 was due to higher audio sales, an additional write-down of inventory during the second quarter of 2005, as well as, an addition to a previous estimate relating to distribution costs.

Amortization of production masters increased $1,008,493, or 502%, to $1,209,471 for the first half of 2005, as compared to $200,978 for the same period ended June 30, 2004. The increase in amortization of production masters and film library is primarily the result of the amortization of the film library acquired on March 22, 2005 as part of the acquisition of AVMC, as well as the amortization of production masters. We currently anticipate that product development amortization expenses will continue to increase compared to similar periods in 2004 as we continue to invest in product content and product packaging development.

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

General and administrative expenses increased by $2,216,591, or 119%, to $4,073,125 in the first half of 2005, as compared to $1,856,534 during the same period in 2004. The increase is primarily due to an increase in expenses, such as payroll, rent, and utilities as a result of the acquisition of AVMC. There are a number of transition expenses for the quarter ended June 30, 2005 related to AVMC and the reorganization which will be eliminated once the transition is completed.

Interest expense decreased to $82,788 for the six months ended June 30, 2005, or 75%, compared to $330,067 for the same period in 2004, due to the payoff of notes payable in the fourth quarter of 2004. The decrease in the period ended June 30, 2005 was partially offset by an increase in interest expense of $70,000 related to the $4.0 million notes payable acquired with AVMC.

The net loss for the six months ended June 30, 2005 of $7,528,675 was $5,402,647 greater, or 254%, than the net loss of $2,126,028 for the same period in 2004 as a result of additional reserves for sales returns and allowances, reduced margins due to discounted product pricing and theatrical P&A, as well as the additional SG&A expenses related to AVMC and the reorganization.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the six months ended June 30, 2005 was $12,179,355, primarily due to the net loss of $7,528,675 certain transition costs related to AVMC and decreases in accounts payable, partially offset by increases in accounts receivable. For the six months ended June 30, 2004, net cash used in operations was $3,065,521, driven primarily by the net loss of $2,126,028.

Net cash used in investing activities in the six months ended June 30, 2005, was $350,492, primarily attributed to the acquisition of AVMC on March 22, 2005. For the six months ended June 30, 2004, net cash used in investing activities was $133,467, which was primarily due to the development of production masters.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In making this evaluation, our management considered the matters relating to the restatement of our financial statements for the quarter ended June 30, 2005, and the material weaknesses discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2005.

In response to the identified material weaknesses, we have remedied the specific accounting policies and procedures which led to the incorrect journal entries requiring restatement. We have established additional policies and enhanced the procedures that we will follow with respect to the identification of relevant revenue and expense recognition issues. Since the Company is no longer in the theatrical business, we do not expect that the type of adjustment discussed in Note 2 above will recur.

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

We are a party to routine litigation incidental to our business, none of which is likely to have a material adverse effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered securities were issued in the second quarter of 2005 as follows:

SALE DATE(S)	NO. OF SHARES	NET PROCEEDS	CLASS OF PERSON	EXEMPTION	ADDITIONAL INFORMATION
5/20/05	3,000,000	$4,935,000	Accredited Investors	Rule 506 of Regulation D	Private placement of stock, including 5-year warrants to purchase 270,000 shares of common stock per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description
10.1	Secured Negotiable Note, dated February 3, 2004, in the principal amount of $1,076,704 issued to Al Cattabiani (incorporated by reference from Exhibit 10.2 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.2	Secured Negotiable Note, dated February 3, 2004, in the principal amount of $65,472 issued to Carl Seldin Koerner (incorporated by reference from Exhibit 10.3 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.3	Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Clara Spalter Miller (incorporated by reference from Exhibit 10.4 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.4	Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Lee Miller (incorporated by reference from Exhibit 10.5 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.5	Secured Non-Negotiable Note, dated February 3, 2004, in the principal amount of $200,000 issued to Al Cattabiani (incorporated by reference from Exhibit 10.6 to American Vantage Companies form 8-K/A filed on March 15, 2004).

10.6	Guaranty, dated February 3, 2004, by Wellspring Media, Inc (incorporated by reference from Exhibit 10.7 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.7	Security Agreement, dated February 3, 2004, by Wellspring Media, Inc. in favor of Lee Miller as security agent (incorporated by reference from Exhibit 10.8 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.8	Stock Pledge Agreement, dated February 3, 2004, from American Vantage Media Corporation to Lee Miller as pledge agent (incorporated by reference from Exhibit 10.9 to American Vantage Companies Form 8-K filed on February 18, 2004).

10.9	Form of Securities Purchase Agreement, dated as of May 12, 2005 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on May 26, 2005).

10.10	Form of Registration Rights Agreement, dated May 20, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on May 26, 2005).

10.11	Form of Warrant, dated May 20, 2005 (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on May 26, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2006	GENIUS PRODUCTS, INC.,
a Delaware Corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 24, 2006	By:	/s/ John Mueller
John Mueller
Chief Financial Officer
(Principal Financial and Accounting Officer)