Form 10-Q/A
period 2005-09-30
GENIUS PRODUCTS INC
filed 2006-04-24
CIK 1098016

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

Explanatory Note

On April 15, 2006, the Company’s Audit Committee, acting on a recommendation from the Company’s management, determined that the Company’s unaudited condensed consolidated financial statements as of and for the quarters ended June 30, 2005 and September 30, 2005 should be restated to revise the accounting and related disclosures for net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, accounts receivable, production masters, film library, accrued expenses, and stockholders’ equity . The impact of the restatements on the quarter ended September 30, 2005 is further discussed in Note 2 to the unaudited condensed consolidated financial statements included herein.

This amendment is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the period ended September 30, 2005, as described in Note 2 to the unaudited condensed consolidated financial statements, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing of this amendment, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002, and (v) to update the exhibits.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005 Restated (Note 2)	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$331,313	$1,223,881
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,026,947 and $ 1,542,805	5,397,861	3,615,073
Inventories, net	5,103,105	3,473,483
Prepaid royalties	1,755,023	1,042,120
Prepaid expenses	713,318	312,046

Total current assets	13,300,620	9,666,603
Property and equipment, net	301,226	264,989
Production masters, net of accumulated amortization of $ 1,791,943 and $ 1,054,005	3,510,620	2,825,426
Film library, net of accumulated amortization of $ 929,269	15,779,687	—
Goodwill	12,361,258	—
Deposits and other	574,338	239,148

Total assets	$45,827,749	$12,996,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,583,594	$7,329,218
Notes payable	4,000,000	—
Accrued expenses	3,145,852	789,166
Customer deposits	184,767	—
Debentures payable	50,750	50,750
Redeemable common stock	409,646	395,172

Total current liabilities	16,374,609	8,564,306
Stockholders’ equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 and $.001 par value; 100,000,000 shares authorized; 42,871,136 and 25,208,512 shares outstanding	4,287	25,209
Committed common stock	1,490,683	—
Additional paid-in capital	60,919,003	25,984,012
Accumulated deficit	(32,960,833)	(21,577,361)

Total stockholders’ equity	29,453,140	4,431,860

Total liabilities and stockholders’ equity	$45,827,749	$12,996,166

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 Restated (Note 2)	2004	2005 Restated (Note 2)	2004
Revenues:
Video and DVD	$8,084,989	$5,155,484	$13,301,381	$9,656,572
Theatrical	457,903	—	925,372	—
Audio	1,565,909	382,978	3,381,426	1,437,515
Royalties, licensing and other	95,471	304,485	550,392	379,776

Gross revenues	10,204,272	5,842,947	18,158,571	11,473,863
Sales returns, discounts and allowances	(2,050,232)	(825,491)	(3,536,195)	(1,267,460)

Net revenues	8,154,040	5,017,456	14,622,376	10,206,403
Costs and expenses
Cost of revenues:
Video and DVD	4,026,373	3,586,147	8,409,956	6,690,913
Theatrical	531,987	—	1,687,650	—
Audio	626,610	116,664	2,117,010	598,930
Amortization of production masters and film library	562,757	233,312	1,772,228	433,290
Warehouse expense and other	38,488	—	109,655	—

Total cost of revenues	5,786,215	3,936,123	14,096,499	7,723,133

Gross profit	2,367,825	1,081,333	525,877	2,483,270
Operating expenses:
Product development	276,822	232,231	720,975	624,093
Sales and marketing	609,377	647,656	1,687,062	1,596,391
General and administrative	2,506,852	1,008,713	6,579,977	2,865,246
Restructuring	2,745,422	—	2,745,422	—

Total operating expenses	6,138,473	1,888,600	11,733,436	5,085,730

Loss from operations	(3,770,648)	(807,267)	(11,207,559)	(2,602,460)
Interest expense and other, net	(75,975)	(110,110)	(158,763)	(440,178)

Loss before provision for income tax	(3,846,623)	(917,377)	(11,366,322)	(3,042,638)
Provision for income tax	8,175	—	17,150	800

Net loss	$(3,854,798)	$(917,377)	$(11,383,472)	$(3,043,438)

Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.30)	$(0.13)

Basic and diluted weighted average shares	43,378,990	25,080,003	37,767,552	23,364,187

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005 Restated (Note 2)	2004
Cash flows from operating activities
Net loss	$(11,383,472)	$(3,043,438)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,797,293	489,923
Change in allowance for doubtful accounts and provision for returns	267,086	538,037
Common stock issued for services	288,733	62,800
Amortization of warrants issued for services	149,295	72,680
Vested options and warrants granted to non-employees for services	1,850,104	395,243
Interest expense on redeemable common stock	14,474	16,777
Amortization of discounts on notes payable	—	341,872
Changes in assets and liabilities:
(Increase) decrease in Accounts receivable	1,226,071	(3,147,720)
(Increase) decrease in Inventories	(979,728)	(1,332,732)
(Increase) decrease in Prepaid royalties	(712,903)	(1,390)
(Increase) decrease in Prepaid expenses and deposits	(288,891)	(84,101)
(Increase) decrease in Development of production masters	(2,752,831)	(1,288,121)
Increase (decrease) in Accounts payable	(4,877,201)	2,791,651
Increase (decrease) in Accrued expenses and other	1,514,660	106,498

Net cash used in operating activities	(13,887,311)	(4,082,021)
Cash flows from investing activities
Patents and trademarks	(9,800)	(3,005)
AVM cash, net of expenses paid in cash	340,656	—
Purchase of property and equipment	(134,911)	(149,435)

Net cash (used in) provided by investing activities	195,945	(152,440)
Cash flows from financing activities:
Payments on notes payable	(2,335,934)	(294,999)
Payments of offering costs	(834,391)	—
Purchase of redeemable common stock	—	(117,362)
Proceeds from exercise of options	83,580	296,885
Proceeds from exercise of warrants	757,120	—
Proceeds from issuance of common stock	15,128,423	6,419,968

Net cash provided by financing activities	12,798,798	6,304,492
Net increase (decrease) in cash and equivalents	(892,568)	2,070,031
Cash at beginning of period	1,223,881	941,332

Cash at end of period	$331,313	$3,011,363

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

CONCENTRATIONS OF CREDIT RISK. For the three month period ended September 30, 2005, Wal-Mart and Anderson Merchandisers accounted for 37.2% and 12.0% of net revenues, respectively. For the three month period ended September 30, 2004, Dollar Tree, 99 Cents Only Stores and Target comprised 26.6%, 13.1% and 10.9%, respectively, of net revenues.

For the nine month period ended September 30, 2005, Wal-Mart and Anderson Merchandisers accounted for 20.8% and 12.3% of net revenues. For the nine month period ended September 30, 2004, Target and Dollar Tree comprised 25.1% and 24.4%, respectively, of net revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(3,854,798)	$(917,377)	$(11,383,472)	$(3,043,438)
Compensation cost at fair value	(258,266)	(218,927)	(591,939)	(684,273)

Pro forma net loss	$(4,113,064)	$(1,136,304)	$(11,975,411)	$(3,727,711)

Basic and diluted net loss per share
As reported	$(0.08)	$(0.04)	$(0.28)	$(0.13)

Pro forma	$(0.09)	$(0.05)	$(0.32)	$(0.16)

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

NOTE 2: RESTATEMENT OF QUARTER ENDED SEPTEMBER 30, 2005

The Company determined that it was necessary to restate our unaudited consolidated financial statements and other financial information at and for the quarters ended, June 30 and September 30, 2005. The restatement relates to the following correction of errors:

1. The Company revised theatrical revenue to decrease the amount recognized during the three months September 30, 2005. The total adjustment required to decrease theatrical revenue to its proper amount was $251,603 for the three months ended September 30, 2005. This adjustment was necessary because the Company had accrued this amount of revenue for the three months ended June 30, 2005 for film rental earned but not billed during that period and, therefore, overstated theatrical revenue by this amount in the three months ended September 30, 2005. The correct accounting treatment is to reverse this accrual during the three months ended September 30, 2005 to properly state theatrical revenue.

2. The Company revised royalty expense to increase the amount recognized during the three month period ended September 30, 2005. The total adjustment required to increase royalty expense to its proper amount was $74,311 for the three month period ended September 30, 2005. This adjustment was necessary because the Company had recorded this amount as an asset as of September 30, 2005. The correct accounting treatment is to record this amount as royalties expense during the three month period ended September 30, 2005.

3. The Company revised production cost amortization expense to increase the amount recognized during the three month period ended September 30, 2005. The total adjustment required to increase production costs amortization expense to its proper amount was $41,474 for the three month period ended September 30, 2005. This adjustment was necessary because the Company had recorded this amount as an asset as of September 30, 2005 when the amount should have been expensed under SOP 00-2. The correct accounting treatment is to record this amount as expense during the three month period ended September 30, 2005.

The effects of the restatement on net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, accounts receivable production masters, film library, accrued expenses, and stockholders’ equity as of and for the quarter ended September 30, 2005 are as follows:

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
Net revenues	$8,405,643	$(251,603)	$8,154,040	$14,783,979	$(161,603)	$14,622,376
Cost of revenues	5,670,430	115,785	5,786,215	13,501,019	595,480	14,096,499
Gross profit	2,735,213	(367,388)	2,367,825	1,282,960	(757,083)	525,877
Net loss	$(3,487,410)	$(367,388)	$(3,854,798)	$(10,626,389)	$(757,083)	$(11,383,472)
Loss per common share:
Basic and diluted	$(0.08)	$(0.01)	$(0.09)	$(0.24)	$(0.02)	$(0.26)
Accounts receivable	$5,649,464	$(251,603)	$5,397,861	$5,649,464	$(251,603)	$5,397,861
Total current assets	13,552,223	(251,603)	13,300,620	13,552,223	(251,603)	13,300,620
Production masters	3,615,641	(105,021)	3,510,620	3,615,641	(105,021)	3,510,620
Film library	16,270,146	(490,459)	15,779,687	16,270,146	(490,459)	15,779,687
Total assets	46,674,832	(847,083)	45,827,749	46,674,832	(847,083)	45,827,749
Accrued expenses	3,235,852	(90,000)	3,145,852	3,235,852	(90,000)	3,145,852
Total current liabilities	16,464,609	(90,000)	16,374,609	16,464,609	(90,000)	16,374,609
Stockholders’ equity	$30,210,223	$(757,083)	$29,453,140	$30,210,223	$(757,083)	$29,453,140

The restatement adjustments above for accounts receivable, production masters, film library, accrued expenses, and stockholders’ equity include the cumulative effect of the restatement for the quarters ended June 30, 2005 and September 30, 2005.

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

NOTE 5: RESTRUCTURING

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

NOTE 6: STOCKHOLDERS’ EQUITY

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

NOTE 7: ACQUISITION OF AVMC

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

Assuming the acquisition had occurred on January 1 of the following respective years, the pro forma consolidated results of operations, excluding the Catalog department of AVMC which was sold on August 1, 2005 for approximately $130,000 resulting in no gain or loss, would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pro forma net revenue	$8,154,040	$10,477,042	$16,332,157	$23,973,544
Pro forma net loss	$(3,854,798)	$(926,887)	$(12,866,429)	$(4,735,259)
Pro forma net loss per share
Basic and diluted	$(0.09)	$(0.04)	$(0.34)	$(0.20)

This unaudited pro-forma information may not be indicative of the results that would actually have been achieved had the acquisition occurred as of the date of the periods indicated above, or that may be achieved in the future.

NOTE 8: SUBSEQUENT EVENTS

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

OVERVIEW

We are an entertainment company that produces, publishes and distributes films, videos and music on digital video discs (“DVDs”), compact discs (“CDs”), and to a smaller extent, videos (“VHS”) and the new Universal Media Disc (“UMD”) under a variety of branded and, non-branded names. Our products are sold at retail outlets nationwide, and either through distributors or through retailers that we sell to directly. Our business in the third quarter and nine months ended September 30, 2005 includes revenues from four major sources, as follows:

•	Sales of branded proprietary and licensed DVDs and VHS (69% and 60% of gross revenues for the third quarter and nine months ended September 30, 2005);

•	Sales of branded proprietary and licensed music audio CDs and cassettes (15% and 18% of gross revenues for the third quarter and nine months ended September 30, 2005); and

•	Sales of non-branded value DVDs and music CDs (11% and 14% of gross revenues for the third quarter and nine months ended September 30, 2005).

•	Sales of theatrical and other (5% and 8% of gross revenues for the third quarter and nine months ended September 30, 2005).

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

RESTATEMENT OF QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2005

The Company determined that it was necessary to restate our unaudited consolidated financial statements and other financial information at and for the quarters ended September 30, 2005. The restatement relates to the following correction of errors:

1. The Company revised theatrical revenue to decrease the amount recognized during the three months September 30, 2005. The total adjustment required to decrease theatrical revenue to its proper amount was $251,603 for the three months ended September 30, 2005. This adjustment was necessary because the Company had accrued this amount of revenue for the three months ended June 30, 2005 for film rental earned but not billed during that period and, therefore, overstated theatrical revenue by this amount in the three months ended September 30, 2005. The correct accounting treatment is to reverse this accrual during the three months ended September 30, 2005 to properly state theatrical revenue.

2. The Company revised royalty expense to increase the amount recognized during the three month period ended September 30, 2005. The total adjustment required to increase royalty expense to its proper amount was $74,311 for the three month period ended September 30, 2005. This adjustment was necessary because the Company had recorded this amount as an asset as of September 30, 2005. The correct accounting treatment is to record this amount as royalties expense during the three month period ended September 30, 2005.

3. The Company revised production cost amortization expense to increase the amount recognized during the three month period ended September 30, 2005. The total adjustment required to increase production costs amortization expense to its proper amount was $41,474 for the three month period ended September 30, 2005. This adjustment was necessary because the Company had recorded this amount as an asset as of September 30, 2005 when the amount should have been expensed under SOP 00-2. The correct accounting treatment is to record this amount as expense during the three month period ended September 30, 2005.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The discussion below reflects the restated balances for the quarter and six months ended September 30, 2005.

Revenues:

Video and DVD revenues for the third quarter and the nine months ended September 30, 2005 were composed of sales of branded and proprietary products including branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD, and Wellspring titles from AVMC. Video revenues increased $2.9 million and $3.6 million during the third quarter and the nine months ended September 30, 2005 to $8.1 million and $13.3 million, as compared to $5.2 million and $9.7 million during the comparable prior year periods. These increases from 2004 were due to the addition of revenues from AVMC, which we acquired on March 22, 2005, and increased revenues from Genius and branded products during the same periods.

Theatrical revenues were composed of sales generated from film rental by our theatrical subsidiary, Wellspring Media Inc. Theatrical revenues increased to $0.5 million and $0.9 million for the third quarter and the nine months ended September 30, 2005, compared to zero for the comparable prior year periods.

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

Royalties, licensing and other revenues were composed of royalties from licensing fees from Wellspring Media, Inc, and the license of our Baby Genius brand name. Royalties, licensing and other revenues decreased $0.2 million and increased $0.2 million during the third quarter and the nine months ended September 30, 2005 to $0.1 million and $0.6 million, as compared to $0.3 million and $0.4 million during the comparable prior year periods. The changes resulted from a decrease in royalties related to the licensing of our Baby Genius brand name, offset by an increase in licensing revenues from our acquisition of AVMC on March 22, 2005.

As a result of the foregoing, total gross revenues increased $4.4 million and $6.7 million during the third quarter and the nine months ended September 30, 2005, to $10.2 million and $18.2 million as compared to $5.8 million and $11.5 million during the comparable prior year periods, due primarily to increased sales of video and audio products as discussed above.

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

Net revenues increased $3.1 million and $4.4 million during the third quarter and the nine months ended September 30, 2005 to $8.2 million and $14.6 million as compared to $5.0 million and $10.2 million during the comparable prior year periods, due to the increase in sales of DVD and the acquisition of AVMC, offset in part by an increase in sales returns and allowances as described above. During the third quarter and the nine months ended September 30, 2005, two customers accounted for 10% or more of gross revenues. Wal-Mart and Anderson accounted for 39% and 13% of net revenues for the third quarter ended September 30, 2005, and 23% and 14% of net revenues for the nine months ended September 30, 2005, respectively.

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

Video and DVD cost of sales increased $0.4 million and $1.7 million during the third quarter and the nine months ended September 30, 2005 to $4.0 million and $8.4 million, as compared to $3.6 million and $6.7 million during the comparable prior periods. These increases resulted from an increase in video and DVD sales, partially due to the addition of AVMC into our video and DVD product mix in the third quarter and the nine months ended September 30, 2005, and inventory write-offs for VHS tapes during the second quarter which impacted the nine months ended September 30, 2005.

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

Amortization of production masters and film library increased $0.3 million and $1.3 million during the third quarter and the nine months ended September 30, 2005 to $0.6 million and $1.8 million, as compared to $0.2 million and $0.4 million during the comparable prior periods. The increase in amortization of production masters and film library is primarily the result of the acquisition of AVMC, as well as an increase in amortization of the production masters due to the development of our library.

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

General and administrative expenses increased by $1.4 million and $3.7 million during the third quarter and the nine months ended September 30, 2005 to $2.4 million and $6.5 million, as compared to $1.0 million and $2.9 million during the comparable prior periods. These increases were primarily due to increased payroll, rent, and utilities as a result of the acquisition of AVMC, as well as, to increased transaction costs related to certain initiatives. Additional expenses include increased insurance, accounting and legal costs associated with the larger combined entity.

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

As result of the foregoing, the net loss increased $2.9 million and $8.3 million during the third quarter and the nine months ended September 30, 2005, to $3.9 million and $11.4 million as compared to $0.9 million and $3.0 million during the comparable prior periods. Excluding the impact of the Restructuring, the net loss for the third quarter ended September 30, 2005 would have been $1.1 million as compared to $0.9 million in the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the nine months ended September 30, 2005 was $13.9 million, primarily due to the net loss of $11.4 million, certain transition costs related to AVMC and decreases in accounts payable, partially offset by increases in accounts receivable. For the nine months ended September 30, 2004, net cash used in operations was 4.1 million, driven primarily by the net loss of $3.0 million.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In making this evaluation, our management considered the matters relating to the restatement of our financial statements for the quarter ended September 30, 2005, and the material weaknesses discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2005.

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

We are a party to routine litigation incidental to our business, none of which is likely to have a material adverse effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered securities were issued in the third quarter of 2005 as follows:

ISSUE DATE	NO. OF SHARES	NET PROCEEDS	CLASS OF PERSON	EXEMPTION	ADDITIONAL INFORMATION
7/28/05	175,000	$—	Accredited Investor	Rule 506 of Regulation D	Shares issued as part of an amendment to a services arrangement

Proceeds were used for general working capital purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

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