Form 10-Q
period 2006-03-31
GENIUS PRODUCTS INC
filed 2006-05-15
CIK 1098016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Registrant’s telephone number)

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

Large accelerated filer ☐                     an accelerated filer ☐                    or a non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

There were 60,762,626 shares outstanding of the issuer’s Common Stock as of May 11, 2006.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

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

These factors include, among other things, our inability to raise additional working capital, changes in debt and equity markets, increased competitive pressures, changes in our business plan, our inability to complete the transaction with The Weinstein Company, the anticipated timing and financial performance of new DVD releases including Derailed, Hoodwinked, Mrs. Henderson Presents, Wolf Creek, The Matador, and sequels to Sin City, Scary Movie, and Kill Bill, and changes in the retail DVD and entertainment industries. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K. Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,597,164	$18,402,355
Accounts receivable, net of allowance for doubtful accounts and sales returns of $6,908,789 and $8,366,779	2,406,658	42,038,129
Inventories, net	5,567,953	9,441,962
Prepaid expenses	703,875	565,460
Notes receivable, related party	750,000	—

Total current assets	40,025,650	70,447,906
Restricted cash	—	300,650
Property and equipment, net	396,358	620,489
Production masters, net of accumulated amortization of $2,510,307 and $2,635,911	4,573,191	5,195,468
Film library, net of accumulated amortization of $1,517,001 and $1,765,826	15,153,988	15,092,735
Notes receivable, related party	1,712,353	1,712,353
Goodwill	14,487,917	14,487,917
Deposits and other	15,545	195,913

Total assets	$76,365,002	$108,053,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,242,560	$13,542,394
Notes payable	5,379,296	200,000
Remittance to licensor	—	17,730,485
Accrued expenses	3,307,893	6,410,420
Deferred revenue	—	16,262,426
Customer deposits	189,423	189,423
Debentures payable	50,750	—
Redeemable common stock	414,471	419,296

Total current liabilities	18,584,393	54,754,444
Deferred tax liability	1,380,338	1,380,338
Deferred gain, related party	1,212,353	1,172,086

Total liabilities	21,177,084	57,306,868

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 60,438,154 and 60,622,626 shares outstanding	6,044	6,062
Additional paid-in capital	93,919,755	95,152,144
Accumulated deficit	(38,737,881)	(44,411,643)

Total stockholders’ equity	55,187,918	50,104,653

Total liabilities and stockholders’ equity	$76,365,002	$108,053,431

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2006
Revenues:
Video and DVD	$1,419,262	$36,206,585
Theatrical	—	70,435
Audio	1,320,810	776,554
Royalties, licensing and other	25,118	373,061

Gross revenues	2,765,190	37,426,635
Sales returns, discounts and allowances	(209,304)	(8,843,308)

Net revenues	2,555,886	28,583,327
Costs and expenses
Cost of revenues:
Video and DVD	1,632,163	22,044,632
Theatrical	—	103,705
Audio	790,800	594,921
Amortization of production masters and film library	172,670	311,089
Warehouse expense and other	71,168	126,159

Total cost of revenues	2,666,801	23,180,506

Gross profit (loss)	(110,915)	5,402,821
Operating expenses (income):
Product development	227,314	746,877
Sales and marketing	446,491	5,522,719
General and administrative	1,440,964	4,895,095
Gain on sale, related party	—	(40,267)

Total operating expenses	2,114,769	11,124,424

Loss from operations	(2,225,684)	(5,721,603)
Interest and other income (expense)	(5,840)	47,841

Loss before provision for income taxes	(2,231,524)	(5,673,762)
Provision for income taxes	800	—

Net loss	$(2,232,324)	$(5,673,762)

Basic and diluted net loss per share	$(0.08)	$(0.09)

Basic and diluted weighted average shares	28,000,009	60,474,572

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(2,232,323)	$(5,673,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,922	48,185
Amortization of production masters and film library	—	311,089
Change in allowance for doubtful accounts and provision for returns	(837,217)	9,146,531
Change in provision for obsolete inventory	—	(178,041)
Common stock issued for services	58,579	19,100
Stock compensation expense	—	1,028,456
Debt discounts	—	120,704
Interest expense on redeemable common stock	4,825	4,825
Changes in assets and liabilities:
(Increase) decrease in Accounts receivable	2,687,842	(48,778,002)
(Increase) decrease in Inventories	646,738	(3,695,968)
(Increase) decrease in Prepaid expenses, notes receivable and deposits	16,799	708,047
(Increase) decrease in Restricted cash	—	(300,650)
(Increase) decrease in Development of production masters and film library	(878,189)	(872,113)
Increase (decrease) in Accounts payable	(4,723,799)	4,299,834
Increase (decrease) in Accrued expenses and other	137,912	3,102,526
Increase (decrease) in Deferred revenue	—	16,262,426
Increase (decrease) in Remittance to licensor	—	17,730,485
Increase (decrease) in Debentures payable	—	(50,750)
Increase (decrease) in Deferred gain, related party	—	(40,267)

Net cash used in operating activities	(5,082,911)	(6,807,345)
Cash flows from investing activities:
AVM cash, net of expenses paid in cash	(188,886)	—
Purchase of property and equipment	(36,857)	(272,316)

Net cash used in investing activities	(225,743)	(272,316)
Cash flows from financing activities:
Payments on notes payable	—	(5,300,000)
Payments on short-term debt	(2,349,219)	—
Payments of offering costs	(718,589)	—
Proceeds from exercise of options	83,580	138,551
Proceeds from exercise of warrants	557,560	46,301
Proceeds from issuance of common stock	10,300,000	—

Net cash (used in) provided by financing activities	7,873,332	(5,115,148)
Net increase (decrease) in cash and equivalents	2,564,678	(12,194,809)
Cash at beginning of period	1,223,880	30,597,164

Cash at end of period	$3,788,558	$18,402,355

Supplemental disclosure of cash flow information
Warrants issued for offering costs	$1,014,986	$—
Issuance of common stock for offering costs	$350,000	$—
Interest paid	$1,015	$74,060
Taxes paid	$800	$—

See accompanying notes to unaudited interim financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

THE WEINSTEIN COMPANY TRANSACTION. On December 5, 2005, we entered into a Master Contribution Agreement (the “Agreement”) in connection with the formation of a new venture to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by The Weinstein Company (“TWC”) (the “Transaction”) (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Strategic Transactions). Under the terms of the Agreement, at the closing of the Transaction (“Closing”), which is expected be during the second quarter of 2006, we will contribute to the Distributor substantially all of our assets, employees and existing businesses and certain liabilities, and the Distributor will hold a distribution agreement from TWC entitling it to distribute in the United States, and receive a distribution fee on all filmed entertainment for which TWC owns or controls U.S. home video distribution rights. The Distributor will initially be 70% owned by TWC or its owners and 30% owned by us. The Company’s interest in the Distributor will consist of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its owners will consist of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its owners will be redeemable, at their option at any time from one year after the Closing, for up to 70% of the outstanding common stock of Genius Products, or with their approval, cash. We expect to file a proxy in late May or June 2006 to obtain shareholder approval for this Transaction. As further discussed in Note 8, commencing on December 5, 2005 through the Closing, we are operating under an interim distribution agreement with TWC and are recording the results from titles we first released for TWC in March 2006 in our financial statements.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS OF CREDIT RISK. For the three month period ended March 31, 2006, Wal-Mart and Blockbuster accounted for 36.9% and 15.1% of net revenues. At March 31, 2006 these customers comprised 34.1% and 12.6%, respectively, of the accounts receivable before allowances. For the three month period ended March 31, 2005, Sam’s Club, Target, 99 Cent Only Stores, and Anderson Merchandisers accounted for 16%, 14%, 13%, and 13% of net revenue, respectively. For the three month period ended March 31, 2006, these customers accounted for 1.5%, 7.4%, 0%, and 1.6% of net revenues, respectively. At March 31, 2005, these customers comprised 9.9%, 4.0%, 0% and 11.7%, respectively, of the accounts receivable before allowances.

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

STOCK-BASED COMPENSATION. In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The accounting provisions of FAS 123R became effective for the Company beginning on January 1, 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted the provisions of FAS 123R using a modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense recognized under SFAS 123R includes share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R as well as share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the share-based compensation impact of FAS 123R.

INCOME TAXES. For the first three quarters ended March 31, 2006, Company recognized a tax benefit of approximately $2.8 million which was fully offset by a valuation allowance. As a result, the Company did not record any tax expense, after considering the full year expected results and the likelihood of recoverability of deferred tax assets. Consequently, there was no tax provision recorded during the first quarter of 2006. Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of March 31, 2006.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of Genius Products, Inc.) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. The Company’s net operating loss carryforwards are subject to substantial annual limitations due to change in ownership structure occurred prior to December 31, 2005.

REVENUE RECOGNITION. Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of SOP 00-2. Revenues are recorded upon the shipment of goods for titles that do not have a “street date” (when it is available for sale by the customer). If a title has a street date, we recognize the initial shipment as revenue on that date and all subsequent shipments after street date are recognized as revenue upon shipment. Under revenue sharing arrangements, rental revenue is recognized on or after the street date and when we are entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of shipment. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation are performed quarterly. Revenues from the theatrical release of films are recognized at the time of exhibition based on our participation with box office receipts. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

ACCOUNTING CHANGES. In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We implemented SFAS No. 154 in our fiscal year beginning January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial position of results of operations for the quarter ended March 31, 2006.

NOTE 2. RESTRICTED CASH

Restricted cash of $0.3 million at March 31, 2006 represents cash invested in certificates of deposit to collateralize a letter of credit issued to a landlord for an office lease.

NOTE 3. INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

	December 31, 2005	March 31, 2006
Raw materials	$71,085	$96,991
Finished goods	7,798,303	11,468,365

	7,869,388	11,565,356
Allowance for obsolescence	(2,301,435)	(2,123,394)

Inventories, net	$5,567,953	$9,441,962

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

	December 31, 2005	March 31, 2006	Useful lives
Computers and equipment	$711,646	$932,902	3-5 years
Furniture and fixtures	35,445	37,900	3-7 years
Leasehold improvements	22,365	22,365	Lesser of lease term or useful life
Tools and dies	—	43,535	3 years

	769,456	1,036,702
Accumulated depreciation and amortization	(373,098)	(416,213)

Property and equipment, net	$396,358	$620,489

Depreciation expense for the three months ended March 31, 2006 and March 31, 2005 was $48,185 and $33,510, respectively.

NOTE 5. INVESTMENT IN FILMS AND VIDEO

Following are the components of our Production Masters and Film Library balances:

	December 31, 2005	March 31, 2006
Titles released, net of accumulated amortization	$4,573,191	$5,195,468
Acquired library, net of accumulated amortization	14,551,096	14,477,769
Titles acquired and not released	602,892	614,966

	$19,727,179	$20,288,203

We expect approximately 49.1% of titles released, net of accumulated amortization and excluding acquired library, will be amortized during the three year period ended December 31, 2008. The Company expects approximately 80% of titles released, net of accumulated amortization and excluding acquired library, will be amortized during the seven year period ended December 31, 2012 as the library is comprised primarily of mature titles which provide a longer, steadier stream of revenue. The acquired library, including titles acquired and not released, of $15.1 million, net of accumulated amortization at March 31, 2006 is the Wellspring library that was acquired as part of the acquisition of AVMC and Wellspring Media, Inc. on March 22, 2005. The Wellspring library is amortized over its expected revenue stream for a period of ten years from the acquisition date. The remaining amortization period on the library which includes titles acquired and not released as of March 31, 2006 is approximately nine years on unamortized costs of $15.1 million. We estimate total amortization expense for all of our libraries for 2006 to be $3.6 million.

We expect that we will pay accrued participation liabilities of $4.0 million during the twelve month period ending December 31, 2006.

NOTE 6. ACQUISITION OF AVMC

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation (“AVMC”), a subsidiary of American Vantage Companies (“AVC”). The acquisition was completed through an Agreement and Plan of Merger (“Merger Agreement”) which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock valued at $2.27 per share and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $15.2 million in debt of AVMC. The fair value of these warrants was estimated as $1,596,482 using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4.2%, an expected life of five years and no expected dividends. The purchase price is approximated by using the average closing market price of our common stock over the two-day period before and after the sale was announced. Direct costs incurred for the acquisition of $1,559,911 include $238,886 for legal and professional services related to the valuation of the Wellspring library, as well as a transaction fee of $1,249,183 paid in the form of 550,301 shares issued at a value of $2.27 per share, and 63,000 warrants, half at an exercise price of $2.56 and half at an exercise price of $2.78, for $71,842. The value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4.2%, an expected life of five years and no dividends. The fair value of the warrants were classified as equity in 2005 in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

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

After the acquisition of AVMC, we consider the Company as one operating segment and reporting unit. Goodwill from the acquisition is accounted for in accordance with SFAS 142 “Goodwill and Intangible Assets.” The Wellspring library acquired in the transaction is accounted for in accordance with SOP 00-2 as discussed further in Note 1. None of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma information represents our consolidated results of operations as if the acquisition of AVMC had occurred on January 1, 2005. Such pro forma information does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

Three Months Ended March 31, 2005
Pro forma net revenue	$4,265,667
Pro forma net loss	$(3,715,281)
Pro forma net loss per share
Basic and diluted	$(0.13)

NOTE 7. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

On March 22, 2005, we completed our acquisition of American Vantage Media (“AVMC”), a subsidiary of American Vantage Companies (“AVC”) (see Note 6). As part of this acquisition, we assumed notes payable to certain individuals and entities with a total principal balance of $4.0 million, bearing interest at 7%, payable quarterly, and a maturity date of February 3, 2006. We repaid $3.8 million of these notes on February 7, 2006 and withheld payment on the balance as part of our contractual right to reserve for certain potential liabilities associated with the acquisition.

On October 4, 2005, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with a group of investors (collectively, the “Investors”). Under the Purchase Agreement, the Investors loaned a total of $4.0 million to us in exchange for (i) promissory notes in favor of the Investors (the “Notes”) with a total principal balance of $4.0 million and (ii) five-year warrants to purchase a total of 280,000 shares of our common stock, par value $0.0001 per share, with an exercise price per share equal to $1.88 (the last reported sales price of our common stock, as reported by the Over the Counter Bulletin Board, on the initial closing date of October 5, 2005). The discount allocated to the warrants was $0.3 million, calculated using the Black-Scholes Model, with the following weighted average assumptions: expected volatility 60%; risk-free interest rate of 4.2%; expected life of five years and no dividends payable. The fair value of the warrants were classified as equity in 2005 in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The discount is amortized over the life of the Note. As of December 31, 2005 the amortized discount was $0.2 million. On December 5, 2005, we repaid $2.5 million of the October 4, 2005 Notes with proceeds from our December 2005 private equity financing, and on March 6, 2006 we repaid the remaining $1.5 million.

In 2001, we issued a convertible debenture for $50,750 to a shareholder in place of redeemable common stock. The debenture bears interest at 8%, was due March 31, 2002, and was convertible into common shares at $.50 per share; however, the conversion feature of this debenture has expired. Interest on the debenture was accrued through December 31, 2005. There was no beneficial conversion interest related to this debenture. We repaid the balance of the debenture in February 2006.

NOTE 8. REMITTANCE TO LICENSOR AND DEFERRED REVENUE

Under the interim agreement with TWC, we record as net revenues the full amount we receive from sales of home video products (net of reserves and allowances), deduct our distribution fee, costs of goods sold (including manufacturing expenses) and certain marketing expenses, and remit the balance to TWC. The Remittance to licensor of $17.7 million at March 31, 2006 primarily related to amounts owed to TWC from sales of TWC’s title, Derailed that we released on DVD during the quarter ended March 31, 2006.

The increase in deferred revenue to $16.2 million at March 31, 2006 primarily related to invoices for shipments of Mrs. Henderson Presents, Wolf Creek, and Have No Fear: The Life of Pope John Paul II which were not available for retail sale until a date subsequent to March 31, 2006. In accordance with our revenue recognition policy, revenue is recognized at the later of the shipment date or the date the product is available for retail sale (“street date”). Accordingly, revenue associated with these shipments were deferred until the “street date”.

NOTE 9. ACCRUED EXPENSES

The components of accrued expenses at December 31, 2005 and March 31, 2006 were:

	December 31, 2005	March 31, 2006
Accrued payroll and related items	$483,697	$118,266
Accrued commissions	373,510	197,806
Unearned revenue	262,742	38,400
Accrued severance	308,591	241,330
Tax payable	74,637	74,637
Other accrued expense [1]	1,804,716	5,739,981

Total accrued expenses	$3,307,893	$6,410,420

1Other accrued expense primarily relates to accrued purchases for inventory related to The Weinstein Company titles as of March 31, 2006.

On February 20, 2006 we announced that Wellspring Media’s (“Wellspring”) home entertainment distribution operations will transfer to our facility located in Santa Monica, California and that Wellspring will no longer distribute films theatrically. The primary goal of this corporate realignment is to improve our operating efficiencies. We estimated that we would incur costs of an aggregate total of approximately $450,000 in connection with this action. These costs consist primarily of one-time termination benefits of which we paid approximately $208,000 in this quarter. We expect to pay the remaining balance by May 2006 when we complete the reorganization.

NOTE 10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain facilities and computer equipment under non-cancelable operating leases. Rental expense for the three months ended March 31, 2006 and 2005 was $239,601 and $34,795, respectively

As of March 31, 2006, the future minimum annual rental commitments required under existing non-cancelable operating leases are as follows:

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Lease obligations	$804,465	$1,092,459	$976,302	$728,507	$734,880	$185,068	$4,521,681

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

NOTE 11. STOCKHOLDERS’ EQUITY

COMMON STOCK

On March 2, 2005, we changed our state of incorporation from the state of Nevada to the state of Delaware and changed the par value of our common stock from $0.001 per share to $0.0001 per share. All transactions have been restated to reflect this change.

During the three months ended March 31, 2005, we issued a total of 14,875,925 common shares and returned no common shares to treasury. We issued 6,518,987 shares for proceeds of $10.3 million in conjunction with a private placement offering and issued 7.0 million shares in conjunction with the acquisition of American Vantage Media Corporation. We issued 712,338 shares at $2.16 to $2.27 per share for services rendered in connection with the private placement offering.

During the three months ended March 31, 2005, we issued 562,000 shares for the exercise of warrants at $.63 to $1.00 per share and 82,600 shares for the exercise of options at $.80 to $1.50 per share.

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

During the three months ended March 31, 2006, we issued 49,472 common shares related to the exercise of warrants for proceeds of $46,301. Additionally, during the three months ended March 31, 2006, we issued 125,000 common shares related to the exercise of options for proceeds of $138,551.

During the three months ended March 31, 2006, we issued 10,000 common shares for services rendered.

STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity, including options discussed in Note 12, follows:

	Options/Warrants Outstanding	Weighted Average Price
December 31, 2005	37,713,336	$1.96
Granted	2,156,000	$1.90
Exercised	(174,472)	$1.16
Canceled	(50,000)	$1.63

March 31, 2006	39,644,864	$1.96

Options and warrants exercisable, March 31, 2006	27,767,001	$1.95

The following table summarizes significant ranges of outstanding and exercisable options and warrants as of March 31, 2006:

	Options/warrants outstanding	Average remaining life (in years)	Weighted average exercise price options and warrants outstanding	Options and warrants exercisable	Weighted average exercise price options and warrants exercisable
Under $1.50	6,709,840	2.5	$0.94	6,709,840	$0.94
$1.50 - $1.99	15,340,815	8.9	1.71	6,105,869	1.61
$2.00 - $2.99	14,178,209	6.5	2.35	12,216,542	2.36
$3.00 - $3.99	2,475,000	3.0	3.00	2,475,000	3.00
$4.00 + over	941,000	5.7	4.60	259,750	6.19

	39,644,864	5.0	$1.96	27,767,001	$1.95

PRIVATE PLACEMENTS

On March 2, 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 6,518,987 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 1,303,797 shares of common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The transaction closed on March 3, 2005 and we realized gross proceeds of $10.3 million from the financing, before deducting commissions and other expenses. We agreed to register for resale the shares of common stock issued in the private placement and shares issuable upon exercise of warrants. Such registration statement became effective on May 11, 2005. The fair value of the warrants was classified as equity in 2005 in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

In May 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 3,000,000 shares of our common stock and five-year warrants to purchase 270,000 shares of our common stock at an exercise price of $2.56 per share. The transaction closed on May 20, 2005, and we realized gross proceeds of $5.25 million from the financing before deducting commissions and other expenses. The fair value of the warrants were classified as equity in 2005 in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

On December 5, 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 16,000,000 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 4,800,000 shares of common stock with an exercise price of $2.40 per share. The transaction closed on December 6, 2005 and we realized gross proceeds of $32 million from the financing, before deducting commissions and other expenses. The proceeds from the offering will provide working capital to fund new ventures as well as content acquisitions. The fair value of the warrants were classified as equity in 2005 in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

NOTE 12. STOCK-BASED COMPENSATION

We use the Black-Scholes method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rates. The valuation is reduced by an estimate of stock option forfeitures.

We estimate the fair value of our stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. We estimate of expected term in 2006 was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules. Beginning in 2006, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on the our stock in accordance with guidance provided in SFAS 123R and SAB 107. Prior to 2006, our measurement of expected volatility was based on the historical volatility of our stock. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of our stock options.

We have adopted several stock option plans, all of which have been approved by our shareholders, that authorize the granting of options to purchase our common shares subject to certain conditions. At March 31, 2006, we had reserved 15.8 million of our common shares for issuance of share-based compensation awards under our stock option plans. At March 31, 2006, we have granted 6.8 million share-based compensation awards outside of our stock option plan. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

We issued 2,156,000 options during the first quarter of 2006. The amount of share-based compensation expense recognized in the three months ended March 31, 2006 is based on options issued prior to January 1, 2006 and issued during the first quarter of 2006, and ultimately expected to vest, and it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense recognized for the three months ended March 31, 2006 was $1.0 million. For the three months ended March 31, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that deferred tax assets realization relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a 100% valuation allowance was required due to uncertainty as to the recoverability of these items.

We estimated share-based compensation expense using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2006
Risk free interest rate	4.4%
Expected dividend yield	—
Expected volatility	73%
Expected life (in years)	3.0

A summary of the changes in our stock option plan during the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
December 31, 2005	21,400,146	$1.83
Granted	2,156,000	$1.90
Exercised	(125,000)	$1.11
Canceled	(50,000)	$1.63

Outstanding at March 31, 2006	23,381,146	$1.82	8.4	$16,648,864

Vested and expected to vest at March 31, 2006	21,978,277	$1.82	8.4	$15,649,932

Options excerciseable, March 31, 2006	11,783,283	$1.66	7.3	$5,966,610

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

At March 31, 2005, we accounted for stock options for our plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Prior to the implementation of FAS 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net loss as reported	$(2,232,323)
Compensation cost at fair value	(176,520)

Pro forma net loss	$(2,408,843)

Basic and diluted net loss per share
As reported	$(0.08)

Pro forma	$(0.09)

The pro forma compensation cost recognized for the grant date fair value of the stock options granted during the three months ended March 31, 2005 was estimated using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended March 31, 2005
Risk free interest rate	3.7%
Expected dividend yield	—
Expected volatility	60%
Expected life (in years)	1 to 10 years

NOTE 13. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options and warrants were exercised or converted into common stock. Shares attributable to the exercise of outstanding options and warrants that are anti-dilutive are excluded from the calculation of diluted loss per share.

For the three months ended March 31, 2006 and 2005, we excluded from the computation of diluted earnings per share stock options and warrants to purchase 39,644,864 and 25,446,248 shares, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto contained in this report. The discussion contains forward-looking statements that relate to future events or our future financial performance that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. For additional information concerning these factors, see the information under the caption “Business Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005.

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

We sell our own proprietary content, license content from third parties and distribute content for third parties for a fee. We currently have U.S. home video distribution rights to selected films and will have the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by The Weinstein Company (“TWC”), a new film company created by Robert and Harvey Weinstein (as discussed below) upon closing of our transaction with TWC. We have released the following four TWC titles on DVD: (i) Derailed, starring Jennifer Aniston and Clive Owen on March 21; (ii) Wolf Creek, an Australian horror film, on April 11; (iii) Mrs. Henderson Presents, starring Judi Dench and Bob Hoskins, on April 18; and (iv) Hoodwinked, an updated retelling of the classic story of Red Riding Hood with the voices of Anne Hathaway, Glenn Close and Jim Belushi, on May 2. Upcoming TWC films planned for home video release by us include: Doogal, with the voices of Whoopi Goldberg, Jimmy Fallon, William H. Macy and Jon Stewart; Transamerica, starring Felicity Huffman, winner of the Golden Globe Award for best actress; The Matador, starring Pierce Brosnan; The Libertine, starring Johnny Depp; Scary Movie 4, and Lucky Number Slevin, starring Bruce Willis. We will also release content on DVD for Rainbow Media and the Independent Film Channel or IFC.

We seek to leverage our increasing market share and retail sales volumes from our new relationship with The Weinstein Company to improve the distribution and sale of our owned, licensed and distributed content. We currently own or have the rights to publish DVDs and audio CDs under the trademarked brands described in the following table. These brands include both proprietary and licensed brands. We work with a broad range of retail outlets including Wal-Mart, Best Buy, Target, Blockbuster, Movie Gallery, Netflix and Amazon.com to implement our specialized distribution strategy that consists of in-store displays that highlight our brands and promote our products that relate to these brands. We call our specialized distribution strategy our Branded Distribution Network. We customize our displays and promotions based upon the buying patterns, habits and demographics of the consumers. As we add more content to our libraries, we intend to acquire, license, develop or distribute products with credible value and brand them for relevance to the consumer. We attempt to limit financial exposure through: i) detailed return on investment, or ROI, analysis on potential acquisitions of new content and ii) our newly implemented vendor managed inventory system that provides us a scalable infrastructure and cost effective technology to manage the supply chain process. Our brands and products are described below.

Licensed Brands and Trademarks

AMC Monsterfest™

AMC TV for Movie People™

AMC® Movies

Bazooka®

Genius Entertainment®

Hollywood Classics™

IFILM®

National Lampoon®

Sundance Channel Home

Entertainment™

TV Guide®

Selected Owned or Licensed Content Berliner Film Company J Horror Library (through Horizon Entertainment and Pony Canyon Inc.) Jillian Michaels NBC News Presents Wellspring Library

Licensed Music Brands

Ansel Adams

Baby Genius® *

Beatrix Potter™

Curious George®

Guess How Much I Love You™

Jay Jay the Jet Plane®

Kid Genius® *

My Little Pony®

Paddington Bear™

Raggedy Ann and Andy™

Rainbow Fish™

Spot the Dog™

The Little Tikes® *

The Snowman™

Tonka®

Wee Worship™ *

Selected Distributed Content

Brandissimo!

Bauer Martinez Entertainment

IFC

Legend Films Library

Liberation Entertainment Library

Pacific Entertainment

Peace Arch Entertainment

Porchlight Entertainment

Shorts Play

Shorts Play Extreme

Tartan Video USA

The Weinstein Company

*	See recent strategic transactions below

For the three months ended March 31, 2006, our business includes revenues from three major sources, as follows:

•	Sales of videos and DVDs (96.7% and 51.3% of gross revenues for the first quarter 2006 and 2005, respectively)

•	Sales of audio CDs and cassettes (2.1% and 47.8% of gross revenues for the first quarter 2006 and 2005, respectively)

•	Sales of theatrical and other (1.2% and 0.9% of gross revenues for the first quarter 2006 and 2005, respectively)

As a result of releasing titles under our new venture with TWC, revenue from the sale of videos and DVDs has increased relative to audio CDs and theatrical and other.

Consistent with other retail product distributors, we experience some degree of sales seasonality. Excluding the impact of acquisitions and new content agreements, our second quarter (period ending June 30) is typically the lowest sales period and our fourth quarter the highest. We have also historically experienced higher returns during the first two quarters than during the last two quarters. However, our historic changes in revenues may not be indicative of future trends and may not track industry seasonality norms. In addition, we are currently placing a higher focus on our branded and proprietary business and less of a focus on non-branded, value priced products compared to prior years. This change in focus may also affect the fluctuation in our quarterly results.

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

Recent Severance

On February 20, 2006 we announced that Wellspring Media’s (“Wellspring”) home entertainment distribution operations will transfer to our facility located in Santa Monica, California and that Wellspring will no longer distribute films theatrically. The primary goal of this corporate realignment is to improve our operating efficiencies. We estimated that we would incur costs of an aggregate total of approximately $450,000 in connection with this action. These costs consist primarily of employee severance arrangements and other related expenses. We expect to pay these costs and substantially complete the reorganization by May 2006.

Recent Strategic Transactions

The Weinstein Company Transaction: On December 5, 2005, we, The Weinstein Company LLC, a Delaware limited liability company (“TWC”), and The Weinstein Company Holdings LLC, a Delaware limited liability company (such company or another company designated by TWC pursuant to the Agreement (as defined below), the “Distributor”), entered into a Master Contribution Agreement (the “Agreement”) in connection with the formation of a new venture to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Transaction”).

Under the terms of the Agreement, at the closing of the Transaction (“Closing”) we will contribute to the Distributor substantially all of our assets, employees and existing businesses and certain liabilities, and the Distributor will hold a distribution agreement from TWC entitling it to distribute in the United States, and receive a distribution fee on all filmed entertainment for which TWC owns or controls U.S. home video distribution rights. The Distributor will initially be 70% owned by TWC or its owners and 30% owned by us. Our interest in the Distributor will consist of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its owners will consist of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its owners will be redeemable, at their option at any time from one year after the Closing, for up to 70% of the outstanding common stock of Genius Products, or with their approval, cash.

On April 26, 2006, Genius, The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into a Second Amendment to the Master Contribution Agreement (the “Second Amendment”). The Second Amendment amends the Master Contribution Agreement, dated as of December 5, 2005, as amended by the first Master Contribution Agreement on March 15, 2006 (the “First Amendment”), by and among the parties, and provides that The Weinstein Company Funding LLC (rather than the Weinstein Company Holdings LLC) will become the “Distributor” from and after the closing of the transactions contemplated by the Agreement.

Commencing on December 5, 2005 through the Closing, we are operating under an interim distribution agreement with TWC and are recording the results from titles we first released for TWC in March 2006 in our financial statements.

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

In conjunction with this transaction we recorded a gain on sale in the amount of $1,351,710, a note receivable in the amount of $1,712,353 representing the present value of a $2 million secured promissory note that we received in this transaction and a deferred gain of $1,212,353. We will recognize the deferred gain based upon the relative percentage of revenue we generate in each period relative to the total revenue expected to be generated over the term of the distribution agreement. During the quarter ended March 31, 2006, we recognized $40,267 of this gain. We have received payment in full for the secured promissory note, due on January 30, 2006, in the amount of $750,000, plus interest.

Purchase of AVMC: On March 21, 2005, we completed the acquisition of American Vantage Media Corporation, or AVMC, a subsidiary of American Vantage Companies, or AVC. The acquisition was completed through an agreement and plan of merger which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $15.2 million in liabilities of AVMC. A subsidiary of AVMC is Wellspring Media, Inc., which owns the rights to a substantial film library. The Wellspring film library has approximately 700 titles of independent and art-related films, documentaries and holistic living programs that we plan to expand through acquisition and distribution agreements with content providers.

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

REVENUE RECOGNITION. Revenue from the sale or licensing of films are recognized upon meeting all recognition requirements of SOP 00-2. Revenues are recorded upon the shipment of goods for titles that do not have a “street date”

(when it is available for sale by the customer). If a title has a street date, we recognize the initial shipment as revenue on that date and all subsequent shipments after street date are recognized as revenue upon shipment. Under revenue sharing arrangements, rental revenue is recognized on or after the street date and when we are entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the later of shipment or street date. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation are performed quarterly. Revenues from the theatrical release of films are recognized at the time of exhibition based on our participation with box office receipts. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

INCOME TAXES. For the first three quarters ended March 31, 2006, Company recognized a tax benefit of approximately $2.8 million which was fully offset by a valuation allowance. As a result, the Company did not record any tax expense, after considering the full year expected results and the likelihood of recoverability of deferred tax assets. Consequently, there was no tax provision recorded during the first quarter of 2006. Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of March 31, 2006.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of Genius Products, Inc.) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. The Company’s net operating loss carryforwards are subject to substantial annual limitations due to change in ownership structure occurred prior to December 31, 2005.

LOSS PER SHARE. Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential of common shares, from the exercise of options or warrants, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

ACCOUNTING CHANGES. In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We implemented SFAS No. 154 in our fiscal year beginning January 1, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact of this new Standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenues:

Video and DVD revenues for the first quarter ended March 31, 2006 were composed of sales of The Weinstein Company (“TWC”) title, Derailed, sales of branded and proprietary products including branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD, and Wellspring titles from AVMC. Video revenues increased $34.8 million during the first quarter ended March 31, 2006 to $36.2 million, as compared to $1.4 million during the comparable prior year period. This increase from 2005 was primarily due to the addition of revenues from the video release of TWC’s Derailed.

Theatrical revenues were composed of sales generated from film rentals by our theatrical division. Theatrical revenues increased to $0.1 million for the first quarter ended March 31, 2006, compared to zero for the comparable prior year period. This primarily related to the release of Unknown White Male during the quarter ended March 31, 2006. In February 2006, we announced we will no longer release films theatrically.

Audio revenues for the first quarter ended March 31, 2006 were composed of Baby Genius, Kid Genius, licensed music CDs, interactive music programs, non-branded, and value music products sold at an entry level price point at retail. Audio revenues decreased $0.5 million during the first quarter ended March 31, 2006 to $0.8 million, as compared to $1.3 million during the comparable prior year period. The decrease was attributable to lower sales of the Baby Genius music, licensed music product, value music products and Lifestyles Music Program.

Royalties, licensing and other revenues were composed of royalties from licensing fees from Wellspring Media, Inc. and the license of our Baby Genius brand name. Royalties, licensing and other revenues increased $0.3 million during the first quarter ended March 31, 2006 to $0.4 million, as compared to $25,118 during the comparable prior year period. The changes resulted from an increase in licensing revenues from our acquisition of AVMC on March 22, 2005.

As a result of the foregoing, total gross revenues increased $34.6 million during the first quarter ended March 31, 2006, to $37.4 million as compared to $2.8 million during the comparable prior year period, due primarily to increased sales of video products as discussed above.

Sales returns, discounts and allowances increased $8.6 million during the first quarter ended March 31, 2006 to $8.8 million, as compared to $0.2 million during the comparable prior year period. The increase primarily resulted from the increase in sales from the video release of TWC’s Derailed. Additionally, there has been an industry trend towards an increasing percentage of returns for the sale of DVD’s. The provision for sales returns and allowances is calculated in accordance with historical averages and industry changes, but may vary in the future based on customer and product mix.

Net revenues increased $26.0 million during the first quarter ended March 31, 2006 to $28.6 million as compared to $2.6 million during the comparable prior year period, primarily due to the increase in sales of DVDs from the release of Derailed.

Costs and expense:

Cost of Sales:

Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, amortization of production masters, and royalties paid on sales of licensed products. For analytical purposes we review amortization of production masters as a stand-alone cost element and discuss the aggregate cost of producing, packaging, and shipping of the audio, DVD, and royalty, licensing and other products. Generally, cost of sales increased as a result of the increased sales. We include remittances to TWC in cost of sales. Under our interim distribution agreement with TWC, we record remittances to TWC based upon net revenues we receive from sales of TWC titles released on DVD (net of reserves and allowances), deduct our distribution fee, deduct cost of goods sold (including manufacturing expenses), deduct certain marketing expenses, and record the remaining balance as a remittance to licensor under cost of goods sold.

Video and DVD cost of sales increased $20.4 million during the first quarter ended March 31, 2006 to $22.0 million, as compared to $1.6 million during the comparable prior period. The increase resulted from an increase in video and DVD sales, primarily due to the video release of TWC’s Derailed during the first quarter ended March 31, 2006. Cost of sales related to Derailed include the remittance to The Weintstein Company and the related product cost of sales.

Theatrical cost of sales, composed primarily of print and advertising costs related to sales generated from film rental by our theatrical division, were $0.1 million during the quarter ended March 31, 2006 primarily from the theatrical release of Unknown White Male, as compared to zero for the quarter ended March 31, 2005. Our theatrical division was discontinued in February 2006.

Audio cost of sales decreased $0.2 million during the first quarter ended March 31, 2006 to $0.6 million, as compared to $0.8 million during the comparable prior period. The decrease in cost of sales was due to the lower audio sales during the first quarter ended March 31, 2006.

Amortization of production masters and film library increased $0.1 million during the first quarter ended March 31, 2006 to $0.3 million, as compared to $0.2 during the comparable prior period. The increase in amortization of production masters and film library is primarily the result of the acquisition of AVMC, as well as an increase in amortization of the production masters due to the development of our library.

Operating Expense:

Product development expenses increased $0.5 million during the first quarter ended March 31, 2006 to $0.7 million, as compared to $0.2 million during the comparable prior period. The increase was attributed to the addition of new titles into our libraries.

Sales and marketing expenses increased $5.1 million during the first quarter ended March 31, 2006 to $5.5 million as compared to $0.4 million for the comparable prior period. The increase in sales and marketing is primarily attributable to the video release of TWC’s Derailed which was released on March 21, 2006.

General and administrative expenses increased by $3.5 million during the first quarter ended March 31, 2006 to $4.9 million, as compared to $1.4 million during the comparable prior period. These increases were primarily due to increased payroll, rent, and utilities as a result of the acquisition of AVMC, increased payroll and overhead to support the increased sales volume anticipated as part of the new relationship with The Weinstein Company, increased transaction costs including investment banking, audit and legal fees of $0.6 million related to the transaction announced with The Weinstein Company, severance costs associated with employees and outside consultants of $0.7 million and warrants and options expense associated with compensation to certain employees and outside consultants of $1.0 million. General and administrative expenses were 17.1% of net revenues for the quarter ended March 31, 2006 compared to 56.4% for the quarter ended March 31, 2005.

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

In conjunction with this transaction we recorded a gain on sale in the amount of $1,351,710 and recorded a note receivable in the amount of $1,712,353 representing the present value of a $2 million secured promissory note that we received in this transaction and a deferred gain of $1,212,353. We have subsequently received payment in full of the secured promissory note, due on January 30, 2006, in the amount of $750,000, plus interest. We will recognize the deferred gain based upon the relative percentage of revenue we generate in each period relative to the total revenue expected to be generated over the term of the distribution agreement. For the quarter ended March 31, 2006, we recognized a gain of $40,267 relating to the deferred gain of $1.2 million at December 31, 2005.

We had interest income of $47,841 during the first quarter ended March 31, 2006 as compared to $5,840 of interest expense for the comparable prior period. The change resulted from the repayment of notes payable during the first quarter of 2006, offset by an increase in interest income related to the higher average cash balance for the quarter ended at March 31, 2006.

As result of the foregoing, the net loss increased $3.5 million during the first quarter ended March 31, 2006, to $5.7 million as compared to $2.2 million during the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the three months ended March 31, 2006 was $6.8 million, primarily due to the net loss of $5.7 million, increases in accounts receivable and inventories, offset by increases in accounts payable, deferred revenue, remittance to licensor, and allowance for doubtful accounts and provision for returns. These changes are primarily related to the release of two TWC titles, Derailed and Wolf Creek. The increase in accounts receivable relates primarily to sales of Derailed and the shipment of Wolf Creek during the quarter ended March 31, 2006. The increase in accounts payable and inventories primarily relate to invoices received but not paid for the production of inventory and sales and marketing expenses for Derailed and Wolf Creek. The increase in deferred revenue related primarily to invoices for shipments of Wolf Creek, which had a street date on April 11. The invoices for

Wolf Creek were recorded as deferred revenue since the street date for Wolf Creek occurred after March 31, 2006. The remittance to licensor primarily represents the amount owed to TWC after deducting the related cost of sales, marketing costs, and our distribution fee from net sales of Derailed during the first quarter. Under the terms of the interim distribution agreement, we are required to pay TWC after collection of receipts, which as of March 31, 2006 had not been collected. Allowance for doubtful accounts and provision for returns increased primarily as a result of reserves for returns related to the release of Derailed. For the three months ended March 31, 2005, net cash used in operations was $5.1 million, driven primarily by the net loss of $2.2 million and the decrease in accounts payable, offset by a decrease in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2006, was $0.3 million, primarily attributed to the purchase of property and equipment. For the three months ended March 31, 2005, net cash used in investing activities was $0.2 million, which was primarily due to the payment of obligations relating to the acquisition of AVMC.

Cash used in financing activities for the three months ended March 31, 2006 was $5.1 million, resulting from the repayment of $3.8 million of the $4.0 million notes payable assumed as part of the acquisition of AVMC on March 31, 2005 and the repayment of $1.5 million of notes issued in October 2005, offset by proceeds from the exercise of options and warrants.

At March 31, 2006, we had cash balances of $18,402,355 and net accounts receivable of $42,038,129. We feel that we have sufficient liquidity to fund our operations through the remainder of 2006. However, we will consider additional issuance of equity and debt financing to fund future growth opportunities. Although we believe that our expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2006, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

The table below summarizes information as of March 31, 2006 regarding certain future minimum contractual obligations and commitments for the next five years:

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
Lease obligations	$804,465	$1,092,459	$976,302	$728,507	$734,880	$185,068	$4,521,681
Employment agreements	1,148,659	961,250	—	—	—	—	2,109,909
Consulting agreements	160,000	—	—	—	—	—	160,000
Royalty advances	231,386	—	—	—	—	—	231,386

Total	$2,344,510	$2,053,709	$976,302	$728,507	$734,880	$185,068	$7,022,976

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006, our cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of our investment portfolio and the high quality of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Changes in Internal Controls Over Our Financial Reporting

There was no change in our internal control over the financial reporting during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We are a party to routine litigation incidental to our business, none of which is likely to have a material adverse effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

10.1	Lease Agreement with PTL Realty dated as of March 8, 2006, by and between Genius Products, Inc. and Ed Silver, Co-Trustee of Silver Trust and Tess Weinstein, Co-Trustee of Weinstein Trust, d/b/a PTL Realty*

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006	GENIUS PRODUCTS, INC., a Delaware Corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2006	By:	/s/ John Mueller
John Mueller Chief Financial Officer (Principal Financial and Accounting Officer)