Form 10-K/A
period 2005-12-31
GENIUS PRODUCTS INC
filed 2006-05-18
CIK 1098016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Original Report”) is to revise the cover page to reflect the Company’s status as a Non-accelerated filer.

This Amendment No. 1 does not revise or update or in any way affect any other information or disclosures contained in the Original Report.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2006	GENIUS PRODUCTS, INC.,
a Delaware corporation

	By:	/s/ TREVOR DRINKWATER
Trevor Drinkwater,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TREVOR DRINKWATER Trevor Drinkwater	Chief Executive Officer and Director (Principal Executive Officer)	May 18, 2006

/s/ JOHN MUELLER John Mueller	Chief Financial Officer (Principal Financial and Accounting Officer)	May 18, 2006

Director
Stephen K. Bannon

/s/ HERBERT HARDT Herbert Hardt	Director	May 18, 2006

/s/ JAMES G. ELLIS James G. Ellis	Director	May 18, 2006