Form 10-Q
period 2006-06-30
GENIUS PRODUCTS INC
filed 2006-08-14
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to

COMMISSION FILE NUMBER 000-27915

GENIUS PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0852923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2230 BROADWAY
SANTA MONICA, CA 90404
(Address of principal executive offices)

(310) 453-1222
(Registrant’s telephone number)

740 LOMAS SANTA FE DRIVE, SUITE 210
SOLANA BEACH, CA 92075
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

There were 61,002,626 shares outstanding of the issuer’s Common Stock as of June 30, 2006.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, among other things, our goals, plans and projections regarding our financial position, results of operations, market position, product development and business strategy. These statements may be identified by the use of words such as “will,” “may,” “estimate,” “expect,” “intend,” “plan,” “believe,” “should”, “would”, “could” or the negative of these terms and other terms of similar meaning in connection with any discussion of future operating or financial performance. All forward-looking statements are based on our current views with respect to future events, are based on assumptions and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations.

These factors include, among other things, increased competitive pressures, including the rise of emerging distribution channels, the risk that The Weinstein Company could terminate Genius Products, LLC’s exclusive distribution rights, the anticipated timing and financial performance of new DVD releases including, Scary Movie 4, Lucky Number Slevin, Pulse and Clerks II and changes in the retail DVD and entertainment industries. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K. Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2006
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$30,597,164	$43,489,769
Accounts receivable, net of allowance for doubtful accounts of $942,361
(June 30, 2006 - $1,238,061) and sales returns of $5,966,428 (June 30, 2006 - $19,658,690)	2,406,658	48,457,391
Inventories, net	5,567,953	18,564,106
Prepaid expenses	703,875	446,718
Notes receivable, related party	750,000	-
Total current assets	40,025,650	110,957,984

Restricted cash	-	303,353
Property and equipment, net	396,358	736,434
Film library, net of accumulated amortization of $4,027,308 and $4,850,312	19,727,179	22,926,070
Notes receivable, related party	1,712,353	1,712,353
Goodwill	14,487,917	14,487,917
Deposits and other	15,545	206,583
Total assets	$76,365,002	$151,330,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,242,560	$7,591,524
Notes payable	5,379,296	200,000
Remittance due to Licensor	-	61,674,457
Accrued expenses	3,307,893	20,346,505
Deferred revenue	-	10,549,480
Customer deposits	189,423	189,423
Debentures payable	50,750	-
Redeemable common stock	414,471	424,121
Total current liabilities	18,584,393	100,975,510

Deferred tax liability	1,380,338	1,380,338
Deferred gain, related party	1,212,353	1,148,907
Total liabilities	21,177,084	103,504,755

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares
outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
60,438,154 and 61,002,626 shares outstanding	6,044	6,100
Additional paid-in capital	93,919,755	96,211,014
Accumulated deficit	(38,737,881)	(48,391,175)
Total stockholders’ equity	55,187,918	47,825,939
Total liabilities and stockholders' equity	$76,365,002	$151,330,694

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2005 (Note 2)	2006	Restated 2005 (Note 2)	2006

Revenues:
Video and DVD	$3,797,130	$101,925,551	$5,216,392	$138,132,136
Theatrical	467,469	138,291	467,469	208,726
Audio	494,707	244,501	1,815,517	1,021,055
Royalties, licensing and other	429,803	53,877	454,921	426,938

Gross revenues	5,189,109	102,362,220	7,954,299	139,788,855
Sales returns, discounts and allowances	(1,276,659)	(27,349,625)	(1,485,963)	(36,192,933)

Net revenues	3,912,450	75,012,595	6,468,336	103,595,922

Costs and expenses
Cost of revenues:
Video and DVD	2,751,420	59,518,611	4,383,583	81,563,243
Theatrical	1,155,663	-	1,155,663	103,705
Audio	699,600	181,123	1,490,400	776,044
Amortization of production masters and film library	1,036,801	428,623	1,209,471	739,712
Warehouse expense and other	-	78,844	71,168	205,003

Total cost of revenues	5,643,484	60,207,201	8,310,285	83,387,707

Gross profit (loss)	(1,731,034)	14,805,394	(1,841,949)	20,208,215

Operating expenses (income):
Product development	216,839	504,471	444,153	1,251,348
Sales and marketing	631,194	11,025,945	1,077,685	16,548,664
General and administrative	2,632,162	7,400,260	4,073,125	12,295,355
Gain on sale, related party	-	(23,179)	-	(63,446)

Total operating expenses	3,480,195	18,907,497	5,594,963	30,031,921

Loss from operations	(5,211,229)	(4,102,103)	(7,436,912)	(9,823,706)

Interest expense	(76,948)	(8,315)	(82,788)	(163,976)
Interest income and other	-	237,887	-	441,388

Loss before provision for income taxes	(5,288,177)	(3,872,531)	(7,519,700)	(9,546,294)

Provision for income taxes	8,175	107,000	8,975	107,000

Net loss	$(5,296,352)	$(3,979,531)	$(7,528,675)	$(9,653,294)

Basic and diluted net loss per share	$(0.13)	$(0.07)	$(0.22)	$(0.16)

Basic and diluted weighted average shares	41,754,657	60,797,241	34,915,329	60,636,798

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June,
	2005 Restated (Note 2)	2006

Cash flows from operating activities:
Net loss	$(7,528,675)	$(9,653,294)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	248,047	105,770
Amortization of production masters and film library	1,145,924	823,003
Change in allowance for doubtful accounts and provision for returns	(466,406)	13,987,962
Change in provision for obsolete inventory	-	(680,774)
Common stock issued for services	82,500	19,100
Amortization of warrants issued for services	149,295	-
Stock compensation expense	-	1,758,666
Debt discounts	-	120,704
Interest expense on redeemable common stock	9,650	9,650
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,374,880	(60,038,695)
(Increase) decrease in inventories	(989,357)	(12,315,379)
(Increase) decrease in prepaid expenses, notes receivable and deposits	(462,276)	816,119
(Increase) decrease in development film library	(2,420,745)	(4,021,894)
Increase (decrease) in accounts payable	(4,342,106)	(1,651,036)
Increase (decrease) in accrued expenses and other	19,914	17,038,612
Increase (decrease) in deferred revenue	-	10,549,480
Increase (decrease) in remittance to licensor	-	61,674,457
Increase (decrease) in debentures payable	-	(50,750)
Increase (decrease) in deferred gain, related party	-	(63,446)
Net cash provided by (used in) operating activities	(12,179,355)	18,428,255

Cash flows from investing activities:
AVM cash, net of expenses paid in cash	(300,000)	-
Restricted cash	-	(303,353)
Purchase of property and equipment	(50,492)	(445,847)
Net cash used in investing activities	(350,492)	(749,200)

Cash flows from financing activities:
Payments on notes payable	-	(5,300,000)
Payments on short-term debt	(2,349,219)	-
Payments of offering costs	(834,391)	-
Proceeds from exercise of options	91,140	355,250
Proceeds from exercise of warrants	707,560	158,300
Proceeds from issuance of common stock	15,313,423	-
Net cash provided by (used in) financing activities	12,928,513	(4,786,450)

Net increase (decrease) in cash and equivalents	398,666	12,892,605
Cash at beginning of period	1,223,881	30,597,164

Cash at end of period	$1,622,547	$43,489,769

Supplemental disclosure of cash flow information
Warrants issued for offering costs	$1,014,986	$-
Issuance of common stock for offering costs	$350,000	$-
Interest paid	$1,015	$74,060
Taxes paid	$800	$-

See accompanying notes to unaudited interim financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. NATURE OF BUSINESS. Genius Products, Inc. (OTC BB:GNPI), ("we", "our", or the "Company") along with The Weinstein Company, jointly own Genius Products, LLC, a leading independent home-entertainment distribution company that produces, licenses, and distributes an expanding library of motion pictures, television programming, family, lifestyle and trend entertainment on DVD and other emerging platforms through its network of retailers throughout the U.S.  Genius handles the distribution, marketing and sales for such brands as Asia Extreme(TM), Baby Genius®, Dimension Films, Dragon Dynasty(TM), ESPN®, IFC®, NBC News®, Sundance Channel Home Entertainment®, Wellspring(TM) and The Weinstein Company®.

THE WEINSTEIN COMPANY TRANSACTION. On July 21, 2006, we completed our pending strategic transaction with The Weinstein Company LLC (“TWC”) and formed a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Closing”). The transaction closed following a Special Meeting of Stockholders of the Company to approve the transaction and related matters. Under the terms of the transaction, Genius Products, Inc. contributed substantially all of its assets, employees and existing businesses to Genius Products, LLC, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. The new venture also operates the existing businesses of Genius Products, Inc., that involve the marketing, sales and distribution for other major branded entertainment content, including ESPN, NBC News, Sundance Home Entertainment, Asia Extreme, Dragon Dynasty and IFC. Genius Products, LLC is owned 70% by TWC and 30% by Genius Products, Inc. In addition, as part of the transaction with TWC, Genius Products, Inc. added to its Board of Directors two TWC executives, Larry Madden, Executive Vice President and Chief Financial Officer, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting.

The Company’s interest in the Distributor consists of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its owners consist of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its owners is redeemable, at their option at any time from one year after the Closing, for up to 70% of the outstanding common stock of Genius Products, or with their approval, cash. As further discussed in Note 8, commencing on December 5, 2005, the date we entered into a Master Contribution Agreement (the “Agreement”) in connection with the formation of a new venture to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC, through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we first released for TWC in March 2006 in our financial statements. Refer to Note 14 for additional discussion regarding this transaction.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. Amounts related to disclosures of December 31, 2005 balances within these interim statements were derived from the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

CONCENTRATIONS OF CREDIT RISK. For the three month period ended June 30, 2006, Wal-Mart accounted for 44.0% of net revenues. At June 30, 2006 this customer comprised 23.7% of the accounts receivable before allowances. For the three month period ended June 30, 2005, Dollar Tree accounted for 11% of net revenues. For the three month period ended June 30, 2006, this customer accounted for less than 1% of net revenues. At June 30, 2005, this customer comprised 11.6% of the accounts receivable before allowances.

For the six month period ended June 30, 2006, Wal-Mart and Blockbuster accounted for 39.2% and 10.2%, respectively, of net revenues. For the six month period ended June 30, 2005, Anderson Merchandisers accounted for 13% of net revenues. For the six month period ended June 30, 2006, this customer accounted for less than 1% of net revenues.

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

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted the provisions of FAS 123R using a modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense recognized under SFAS 123R includes share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R as well as share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the share-based compensation impact of FAS 123R.

INCOME TAXES. For the three and six months ended June 30, 2006, Company recognized a tax benefit of approximately $0.9 million and $3.7 million, respectively, which was fully offset by a valuation allowance. Except for $107,000 of alternative minimum taxes, the Company did not record any tax expense after considering the full year expected results and the likelihood of recoverability of deferred tax assets. Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of June 30, 2006.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to current period presentation.

REVENUE RECOGNITION. Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of SOP 00-2. Revenues are recorded upon the receipt of goods by the customer for titles that do not have a “street date” (when it is available for sale by the customer). If a title has a street date, we recognize the initial shipment as revenue on that date and all subsequent shipments after street date are recognized as revenue upon the receipt of goods by the customer. Under revenue sharing arrangements, rental revenue is recognized on or after the street date and when we are entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation are performed quarterly. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

ACCOUNTING CHANGES. In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We implemented SFAS No. 154 in our fiscal year beginning January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial position of results of operations for the quarter ended June 30, 2006.

HYBRID FINANCIAL INSTRUMENTS. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

UNCERTAINTY IN INCOME TAXES. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

NOTE 2: RESTATEMENT OF QUARTER ENDED JUNE 30, 2005

The Company determined that it was necessary to restate our unaudited consolidated financial statements and other financial information at and for the quarter ended, June 30, 2005. The restatement relates to the following correction of errors:

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

The effects of the restatement on net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, production masters, film library, accrued expenses, and stockholders’ equity as of and for the three and six months ended June 30, 2005 are as follows:

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Net revenues	$3,822,450	$90,000	$3,912,450	$6,378,336	$90,000	$6,468,336
Cost of revenues	5,163,789	479,695	5,643,484	7,830,590	479,695	8,310,285
Gross profit	(1,341,339)	(389,695)	(1,731,034)	(1,452,254)	(389,695)	(1,841,949)
Net loss	$(4,906,657)	$(389,695)	$(5,296,352)	$(7,138,980)	$(389,695)	$(7,528,675)

Loss per common share:
Basic and diluted	$(0.12)	$(0.01)	$(0.13)	$(0.17)	$(0.01)	$(0.18)

Production masters	$3,456,267	$(63,547)	$3,392,720	$3,456,267	$(63,547)	$3,392,720
Film library	16,095,700	(416,148)	15,679,552	16,095,700	(416,148)	15,679,552
Total assets	46,981,069	(479,695)	46,501,374	46,981,069	(479,695)	46,501,374
Accrued expenses	1,595,815	(90,000)	1,505,815	1,595,815	(90,000)	1,505,815
Total current liabilities	15,255,350	(90,000)	15,165,350	15,255,350	(90,000)	15,165,350
Stockholders' equity	$31,725,719	$(389,695)	$31,336,024	$31,725,719	$(389,695)	$31,336,024

NOTE 3. RESTRICTED CASH

Restricted cash of $0.3 million at June 30, 2006 represents cash invested in certificates of deposit to collateralize a letter of credit issued to a landlord for an office lease.

NOTE 4. INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

	December 31, 2005	June 30, 2006

Raw materials	$71,085	$106,670
Finished goods	7,798,303	20,078,097

	7,869,388	20,184,767
Allowance for obsolescence	(2,301,435)	(1,620,661)

Inventories, net	$5,567,953	$18,564,106

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

	December 31, 2005	June 30, 2006	Useful lives

Computers and equipment	$711,646	$1,095,827	3-5 years
Furniture and fixtures	35,445	37,900	3-7 years
Leasehold improvements	22,365	22,365	Lesser of lease term or useful life
Tools and dies	-	54,141	3 years

	769,456	1,210,233
Accumulated depreciation and amortization	(373,098)	(473,799)

Property and equipment, net	$396,358	$736,434

Depreciation expense for the six months ended June 30, 2006 and June 30, 2005 was $105,770 and $80,776, respectively.

NOTE 6. INVESTMENT IN FILMS AND VIDEO

Following are the components of our Production Masters and Film Library balances:

	December 31, 2005	June 30, 2006

Titles released, net of accumulated amortization	$4,573,191	$7,784,063
Acquired library, net of accumulated amortization	14,551,096	13,203,004
Titles acquired and not released	602,892	1,939,003
	$19,727,179	$22,926,070

We expect approximately 49.9% of titles released, net of accumulated amortization and excluding acquired library, will be amortized during the three year period ended December 31, 2008. The Company expects approximately 80% of titles released, net of accumulated amortization and excluding acquired library, will be amortized during the seven year period ended December 31, 2012 as the library is comprised primarily of mature titles which provide a longer, steadier stream of revenue. The film library, including titles acquired and not released of $15.1 million, net of accumulated amortization at June 30, 2006 is composed of the Wellspring library that was acquired as part of the acquisition of American Vantage Media (“AVMC”) , a subsidiary of American Vantage Companies (“AVC”) and Wellspring Media, Inc. on March 21, 2005 and additional titles licensed since the acquisition. The film library is amortized over its expected revenue stream for a period of ten years from the acquisition date. The amortization period on the library which includes titles acquired and not released as of June 30, 2006 is approximately nine years on unamortized costs of $15.1 million. We estimate total amortization expense for our film library for the remainder of 2006 to be $3.4 million which is based upon revenue estimates for our film library for the remainder of the year.

We expect that we will pay accrued participation liabilities of $5.4 million during the twelve month period ending December 31, 2006.

NOTE 7. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

On March 21, 2005, we completed our acquisition of American Vantage Media (“AVMC”), a subsidiary of American Vantage Companies (“AVC”). As part of this acquisition, we assumed notes payable to certain individuals and entities with a total principal balance of $4.0 million, bearing interest at 7%, payable quarterly, and a maturity date of February 3, 2006. We repaid $3.8 million of these notes on February 7, 2006 and withheld payment on the balance as part of our contractual right to reserve for certain potential liabilities associated with the acquisition.

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

NOTE 8. REMITTANCE TO LICENSOR AND DEFERRED REVENUE

Under the interim agreement with TWC as discussed in Note 1, we record as net revenues the full amount we receive from sales of home video products (net of reserves and allowances), deduct our distribution fee, costs of goods sold (including manufacturing expenses) and certain marketing expenses, and remit the balance to TWC. The Remittance to licensor of $61.7 million at June 30, 2006 primarily related to amounts owed to TWC from sales of TWC’s titles, Wolf Creek, Hoodwinked, Doogal, Mrs. Henderson Presents, and Transamerica that we released on DVD during the quarter ended June 30, 2006.

The increase in deferred revenue to $11.3 million at June 30, 2006 primarily related to invoices for shipments of The Matador and The Libertine which were not available for retail sale until a date subsequent to June 30, 2006. In accordance with our revenue recognition policy, if a title has a “street date” (the date the product is available for retail sale), we recognize the initial shipment as revenue on that date. All subsequent shipments after street date are recognized as revenue upon the receipt of goods by the customer. Accordingly, revenue associated with these shipments were deferred until the “street date”.

NOTE 9. ACCRUED EXPENSES

The components of accrued expenses at December 31, 2005 and June 30, 2006 were:

	December 31, 2005	June 30, 2006
Accrued payroll and related items	$483,697	$629,858
Accrued commissions	373,510	122,528
Unearned revenue	262,742	38,400
Accrued severance	308,591	38,670
Tax payable	74,637	188,112
Other accrued expense [1]	1,804,716	19,328,937

Total accrued expenses	$3,307,893	$20,346,505

1 Other accrued expense primarily relates to accrued purchases for inventory related to The Weinstein Company titles and other items as of June 30, 2006.

NOTE 10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain facilities and computer equipment under non-cancelable operating leases. Rental expense for the three months ended June 30, 2006 and 2005 was $326,898 and $132,553, respectively. Rental expense for the six months ended June 30, 2006 and 2005 was $566,499 and $167,348, respectively.

As of June 30, 2006, the future minimum annual rental commitments required under existing non-cancelable operating leases are as follows:

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total

Lease obligations	$536,310	$1,092,459	$976,302	$728,507	$734,880	$185,068	$4,253,526

Except as described below, we are not a party to any legal or administrative proceedings, other than routine litigation incidental to our business that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

WELLSPRING MATTER

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation (“AVMC”) and its subsidiary, Wellspring Media, Inc. (“Wellspring”). On or about March 14, 2005, a complaint was filed in U.S. Bankruptcy Court for the District of Delaware against Wellspring requesting a judgment in excess of $3,000,000. The complaint was filed by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate (“Winstar”). The details of this matter are discussed below.

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

We believe that, if an adverse judgment against Wellspring occurs or an adverse settlement is reached, our subsidiaries, Wellspring and American Vantage Media, will be entitled to full indemnification against any such losses by the initial owners of Wellspring (prior to AVMC), and we will be entitled to indemnification by American Vantage Companies (“AVC”), the prior owner of AVMC. However, if the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages that are not indemnified by others, our financial condition and results of operations will likely be materially and adversely affected.

FALCON PICTURE GROUP MATTER

In October 2005, we commenced litigation against Falcon Picture Group, LLC (“Falcon”) in the Superior Court of San Diego County, Case No. GIN047884 seeking damages of $975,000 arising out of Falcon’s breach of the license agreement. In October 2005, Falcon commenced litigation against Genius in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that Genius breached the terms of a license agreement by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks a damages award of approximately $83,332 subject to proof at trial. Falcon further alleges that as a result of Genius’ purported default under the license agreement, Falcon is entitled to judgment declaring the license agreement to have been lawfully terminated. Genius has dismissed its San Diego action against Falcon in favor of refiling the same action against Falcon and its owner, Carl Amari, as a counterclaim in the Illinois Action.  The counterclaim was filed in the Illinois Action on July 12, 2006. Genius plans to vigorously defend against the allegations thereof and seek recovery of damages.

NOTE 11. STOCKHOLDERS’ EQUITY

COMMON STOCK

On March 2, 2005, we changed our state of incorporation from the state of Nevada to the state of Delaware and changed the par value of our common stock from $0.001 per share to $0.0001 per share. All transactions have been restated to reflect this change.

During the six months ended June 30, 2005, we issued a total of 18,037,925 common shares and returned no common shares to treasury. We issued 6,518,987 shares for proceeds of $10.3 million in conjunction with a private placement offering and issued 7.0 million shares in conjunction with the acquisition of American Vantage Media Corporation. We issued 712,338 shares at $2.16 to $2.27 per share for services rendered in connection with the private placement offering.

During the six months ended June 30, 2005, we issued 724,000 shares for the exercise of warrants at $.63 to $1.00 per share and 82,600 shares for the exercise of options at $.80 to $1.50 per share.

During the six months ended June 30, 2005, we issued a total of 3,549,076 warrants to purchase common stock at $1.58 to $2.78 per share, of which 2,086,076 were issued in conjunction with the private placement offering, and 1,463,000 were issued in conjunction with the transaction to acquire American Vantage Media Corporation, of which, 63,000 warrants were issued as part of the offering costs.

During the six months ended June 30, 2005, we committed to issue shares totaling $82,500 related to recruiting expenses incurred during the six months ended June 30, 2005.

During the six months ended June 30, 2006, we issued 209,472 common shares related to the exercise of warrants for proceeds of $158,301. Additionally, during the six months ended June 30, 2006, we issued 345,000 common shares related to the exercise of options for proceeds of $355,251.

During the six months ended June 30, 2006, we issued 10,000 common shares for services rendered.

WARRANTS

A summary of warrant activity follows:

	Warrants Outstanding	Weighted Average Exercise Price

December 31, 2005	16,313,190	$2.15
Granted	-	$-
Exercised	(209,472)	$0.84
Canceled	-	$-

Total	16,103,718	$2.17

Warrants exercisable, June 30, 2006	15,823,718	$2.17

The following table summarizes significant ranges of outstanding and exercisable warrants as of June 30, 2006

	Warrants outstanding	Average remaining life	Weighted average exercise price warrants outstanding	Warrants exercisable	Weighted average exercise price warrants exercisable

Under $1.50	3,518,868	1.5	$1.17	3,518,868	$1.17
$1.50 - $1.99	1,092,673	9.1	1.68	812,673	1.62
$2.00 - $2.99	9,842,177	4.4	2.44	9,842,177	2.44
$3.00 - $3.99	1,650,000	2.4	3.00	1,650,000	3.00

	16,103,718	2.9	$2.17	15,823,718	$2.17

PRIVATE PLACEMENTS

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

We estimate the fair value of our stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which estimates the fair value of the share-based awards. Our estimate of expected term in 2006 was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules. Beginning in 2006, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on our stock in accordance with guidance provided in SFAS 123R and SAB 107. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of our stock options.

Effective July 21, 2006, the stockholders voted to approve the amendment and restatement of our 2004 Stock Incentive Plan to (i) increase the number of shares of common stock available for issuance under the plan from 7,500,000 shares to 13,500,000 shares, provided that the proposed transaction with The Weinstein Company is consummated, and (ii) prohibit option repricings under the Plan without receipt of stockholder approval for such repricings.

We have adopted several stock option plans, all of which have been approved by our shareholders, that authorize the granting of options to purchase our common shares subject to certain conditions. At June 30, 2006, we had reserved 15.8 million of our common shares for issuance of share-based compensation awards under our stock option plans. At June 30, 2006, we have granted 6.9 million share-based compensation awards outside of our stock option plan. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

We issued 3,804,929 options during the first half of 2006. The amount of share-based compensation expense recognized in the three months ended June 30, 2006 and six months ended June 30, 2006 is based on options issued prior to January 1, 2006 and issued during the first six months of 2006, and ultimately expected to vest, and it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense recognized for the three months and six months ended June 30, 2006 was $0.7 million and $1.8 million, respectively. For the three and six months ended June 30, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that deferred tax assets realization relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a 100% valuation allowance was required due to uncertainty as to the recoverability of these items.

During the six months ended June 30, 2006 and 2005, we received proceeds of $355,250 and $83,580, respectively, related to the exercise of options.

We estimated share-based compensation expense using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Risk free interest rate	4.3%	4.4%
Expected dividend yield	-	-
Expected volatility	69%	70%
Expected life (in years)	3.1	3.0

A summary of the changes in our stock option plan during the three months ended June 30, 2006 is presented below:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

December 31, 2005	21,400,146	$1.81
Granted	3,804,929	$1.87
Exercised	(345,000)	$1.03
Canceled	(991,582)	$2.21

Outstanding at June 30, 2006	23,868,493	$1.81	6.9	$4,704,157

Vested and expected to vest at June 30, 2006	23,868,493	$1.81	6.9	$4,704,157

Options excerciseable, June 30, 2006	12,750,161	$1.81	6.0	$4,179,514

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, we accounted for stock options for our plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Prior to the implementation of FAS 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the three and six months ended June 30, 2005:

	(Restated) Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss as reported	$(5,296,352)	$(7,138,981)
Compensation cost at fair value	(145,492)	(322,012)

Pro forma net loss	$(5,441,844)	$(7,460,993)

Basic and diluted net loss per share
As reported	$(0.12)	$(0.20)

Pro forma	$(0.13)	$(0.22)

The pro forma compensation cost recognized for the grant date fair value of the stock options granted during the three and six months ended June 30, 2005 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Risk free interest rate	3.7%	3.7%
Expected dividend yield	-	-
Expected volatility	60%	60%
Expected life (in years)	1 to 10 years	1 to 10 years

NOTE 13. INCOME TAXES

For the three and six months ended June 30, 2006, Company recognized a tax benefit of approximately $0.9 million and $3.7 million, respectively, which was fully offset by a valuation allowance. Except for $107,000 of alternative minimum taxes, the Company did not record any tax expense after considering the full year expected results and the likelihood of recoverability of deferred tax assets. Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of June 30, 2006.

Significant components of the provision for income taxes for the six months ended June 30, 2006 are as follows:

Significant components of the provision for income taxes for the six months ended June 30, 2006 is as follows:

June 30, 2006
Current Provision
Federal	$80,000
California	27,000

Deferred Provision
Federal	$0
California	0

Provision for Income Taxes	$107,000

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to our effective income tax rate is as follows:

June 30, 2006
Income tax computed at federal statutory tax rate	34.00%
State taxes, net of federal benefit	5.82%
Valuation allowance	-39.68%
Other	-0.14%

0%

Significant components of our deferred tax assets (liabilities) at December 31, 2005 and June 30, 2006 consisted of the following:

	December 31, 2005	June 30, 2006
Net Operating Losses	$13,886,000	$11,928,000
Allowance accounts	404,000	722,000
State deferred	(401,000)	(735,000)
Other reserves	4,559,000	9,796,000
Accrued vacation	60,000	60,000
Deferred compensation cost	1,067,000	1,067,000
Depreciation	25,000	(2,500)
Wellspring deferred tax liability	(1,380,000)	(1,380,000)
Stock Options	0	719,000

Net deferred tax assets	$18,220,000	$22,174,500
Less valuation allowance	(19,600,000)	(23,554,500)

Net deferred tax asset (liability)	$(1,380,000)	$(1,380,000)

As of June 30, 2006, we had total net operating loss carry-forwards for federal and state income tax purposes of $29,764,000 and $20,459,000 respectively which start expiring in 2012 through 2026. Included in our total net operating loss carryover, is approximately $12,900,000 of net operating losses we inherited as a result of the American Vantage Media (“AVMC”), a subsidiary of American Vantage Companies (“AVC”), and Wellspring Media, Inc. acquisition. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The entire deferred income tax assets have been offset by a valuation allowance since management does not believe the recoverability of the deferred income tax assets during the next year is more likely than not. Accordingly, we have not recognized a deferred income tax benefit as of June 30, 2006 in these financial statements.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of Genius Products, Inc.) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. The Company’s net operating loss carryforwards are subject to substantial annual limitations due to a change in ownership structure occurring prior to June 30, 2006.

NOTE 14. LOSS PER SHARE

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

For the three and six months ended June 30, 2006, we excluded from the computation of diluted earnings per share stock options and warrants to purchase 39,972,211 and 39,644,864 shares, respectively. For the three and six months ended June 30, 2005, we excluded from the computation of diluted earnings per share stock options and warrants to purchase 25,489,454 and 25,446,248, respectively. All potential shares were antidilutive and excluded from loss per share calculations.

NOTE 15. SUBSEQUENT EVENTS

Distribution Agreement with ESPN

On July 7, 2006, we entered into an Output Distribution Agreement (the “Output Agreement”) with ESPN Enterprises, Inc. (“ESPN”) whereby ESPN granted to us, among other things and subject to the terms and conditions set forth in the Output Agreement, the rights to be the exclusive videogram distributor of all audiovisual productions released by ESPN during the term of the Output Agreement in the United States and Canada.

The initial term of the Output Agreement commences on July 7, 2006 and continues, subject to the terms of the Output Agreement, through and including December 31, 2011 (the “Term”). Commencing immediately at the end of the Term, Genius shall have an additional six month period as a non-exclusive sell-off period for videograms, during which time Genius Products will have the right to continue to market, distribute and account for all videograms remaining in Genius Products’ inventory at the end of the Term. Subject to the terms of the Output Agreement, Genius Products shall pay ESPN a minimum guarantee of $4,500,000 in each of five Sales Periods (as defined in the Output Agreement) during the Term. Genius Products will receive a distribution fee which shall be computed in accordance with the terms of the Output Agreement.

Completion of Acquisition or Disposition of Assets

As previously disclosed on a Current Report on Form 8-K filed by the Company on December 9, 2005, the Company, The Weinstein Company LLC, a Delaware limited liability company (“TWC”), and The Weinstein Company Holdings LLC, a Delaware limited liability company (such company or another company designated by TWC pursuant to the Agreement, the “Distributor”), entered into a Master Contribution Agreement on December 5, 2005 (the “Agreement”) in connection with the formation of a new venture to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Transaction”).

The Company’s stockholders voted to approve the Transaction at a Special Meeting of Stockholders held on July 21, 2006 and the Transaction closed on such date. Under the terms of the Agreement, at the closing of the Transaction (“Closing”), the Company contributed to the Distributor substantially all of its assets, employees and existing businesses and certain liabilities, and the Distributor now holds a distribution agreement from TWC entitling it to distribute in the United States, and receive a distribution fee on, all filmed entertainment for which TWC owns or controls U.S. home video distribution rights. The Distributor is 70% owned by TWC or its owners and 30% owned by the Company. The Company’s interest in the Distributor consists of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its owners consists of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its owners is redeemable, at their option at any time from one year after the Closing, for up to 70% of the outstanding common stock of Genius Products, or with their approval, cash.  Beginning with our Form 10-Q for the third quarter of 2006, we will account for our investment in the Distributor on our financial statements using the equity method of accounting. Under the equity method of accounting, only our investment in and amounts due to and from the equity investee will be included in our consolidated balance sheet. As a result, we will record an asset on our balance sheet related to our investment interest in the Distributor. On our statement of operations, we will record our 30% share of the Distributor’s profit or loss as equity in net earnings (losses) from investee. We expect to record a gain upon consummation of the Transaction and that this gain will be based on the difference between the fair market value of assets contributed and the net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor. After the Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product will be reflected in the financial statements of the Distributor. We will include separate quarterly and audited annual financial statements of the Distributor in a note to our financial statements. For additional information on the accounting for the Transaction and the pro forma information to be included beginning with our 10-Q for the period ended September 30, 2006, reference our Proxy Statement Schedule 14A as filed on June 29, 2006.

Amendment to Articles of Incorporation

Effective July 21, 2006, we amended our articles of incorporation to authorize and issue to TWC 100 shares of Series W Preferred Stock in us. The Series W Preferred Stock provides TWC or its permitted transferees with (a) the right to elect five of the seven directors on our Board of Directors, (b) majority voting power over other actions requiring approval of our stockholders, and (c) the right to approve certain specified actions by the Company. The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value. On the Closing, we amended and restated our Certificate of Incorporation to, among other things, provide for the designation of the Series W Preferred Stock. We and TWC also entered into a Registration Rights Agreement pursuant to which we will register for resale our shares of Common Stock issuable upon redemption of TWC’s Class W Units in the Distributor. In addition we amended the articles of incorporation to authorize us to issue 300,000,000 common shares at a par value of $0.0001 per share.

Amendment and Restatement of 2004 Stock Incentive Plan

Effective July 21, 2006, the stockholders voted to approve the amendment and restatement of our 2004 Stock Incentive Plan to (i) increase the number of shares of common stock available for issuance under the plan from 7,500,000 shares to 13,500,000 shares, provided that the proposed transaction with The Weinstein Company is consummated, and (ii) prohibit option repricings under the Plan without receipt of stockholder approval for such repricings.

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

OVERVIEW

On July 21, 2006, Genius Products, Inc. (“we”, “our” or the “Company”) completed a strategic transaction with The Weinstein Company LLC (“TWC”) and its parent company, The Weinstein Company Holdings, LLC, and formed a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Closing”). Please see the discussion below under “Recent Strategic Transactions”. At the Closing we contributed to the Distributor all of our operating business, including substantially all of our assets, except for $1 million cash and certain liabilities, and received a 30% equity interest in the Distributor. The discussions in this section reflect our operations prior to the Closing. Beginning with our Form 10-Q for the third quarter of 2006, we will account for our investment in the Distributor on our financial statements using the equity method of accounting. Under the equity method of accounting, only our investment in and amounts due to and from the equity investee will be included in our consolidated balance sheet. As a result, we will record an asset on our balance sheet related to our investment interest in the Distributor. On our statement of operations, we will record our 30% share of the Distributor’s profit or loss as equity in net earnings (losses) from investee. We expect to record a gain upon consummation of the Transaction and that this gain will be based on the difference between the fair market value of assets contributed and the net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor. After the Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product will be reflected in the financial statements of the Distributor. We will include separate quarterly and audited annual financial statements of the Distributor in a note to our financial statements.

We are a leading independent home-entertainment distribution company that produces, licenses and distributes an expanding library of motion pictures, television programming, family, lifestyle and trend entertainment on DVD and other emerging platforms. The Company primarily focuses on five core content areas that include major theatrical film, sports, lifestyle, family/faith and independent film. Genius handles the distribution, marketing and sales for such brands as Asia Extreme™, Baby Genius®, Dimension Films, Dragon Dynasty™, ESPN®, IFC®, NBC News®, Sundance Channel Home Entertainment® The Weinstein Company® and Wellspring™.

We sell our own proprietary content, license content from third parties for sale and distribute content for third parties for a fee. We currently have the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by The Weinstein Company (“TWC”), a new film company created by Robert and Harvey Weinstein (as discussed below), as well as ESPN. We have released the following TWC titles on DVD: (i) Derailed, starring Jennifer Aniston and Clive Owen on March 21; (ii) Wolf Creek, an Australian horror film, on April 11; (iii) Mrs. Henderson Presents, starring Judi Dench and Bob Hoskins, on April 18; (iv) Hoodwinked, an updated retelling of the classic story of Red Riding Hood with the voices of Anne Hathaway, Glenn Close and Jim Belushi, on May 2 (vi) Doogal with the voices of Whoopi Goldberg, Jimmy Fallon, William H. Macy and Jon Stewart, on May 16; (vii) Transamerica, starring Felicity Huffman, winner of the Golden Globe Award for best actress, on May 23; (viii) The Libertine, starring Johnny Depp and The Matador, starring Pierce Brosnan on July 4. Upcoming TWC films planned for home video release by us include: Scary Movie 4, directed by David Zucker, Lucky Number Slevin, starring Bruce Willis, Feast, produced by Wes Craven, Ben Affleck and Matt Damon, and Clerks II, directed by Kevin Smith. We will also release content on DVD for Rainbow Media and the Independent Film Channel or IFC.

We seek to leverage our increasing market share and retail sales volumes from our new relationship with The Weinstein Company to improve the distribution and sale of our owned, licensed and distributed content in our other core content areas: sports, lifestyle, family/faith and independent film, illustrated by our recently announced exclusive distribution deal with ESPN. We currently own or have the rights to publish DVDs and audio CDs under the trademarked brands described in the following table. These brands include both proprietary and licensed brands. We work with a broad range of retail outlets including Wal-Mart, Best Buy, Target, Blockbuster, Movie Gallery, Netflix and Amazon.com to implement our specialized distribution strategy that consists of in-store displays that highlight our brands and promote our products that relate to these brands. We call our specialized distribution strategy our Branded Distribution Network. We customize our displays and promotions based upon the buying patterns, habits and demographics of the consumers. As we add more content to our libraries, we intend to acquire, license, develop or distribute products with credible value and brand them for relevance to the consumer. We attempt to limit financial exposure through: i) detailed return on investment, or ROI, analysis on potential acquisitions of new content and ii) our newly implemented vendor managed inventory system that provides us a scalable infrastructure and cost effective technology to manage the supply chain process. Our brands and products are described below.

Licensed Brands and Trademarks Bazooka® Genius Entertainment® Hollywood Classics™ IFILM® National Lampoon® Sundance Channel Home Entertainment™	Selected Owned or Licensed Content Berliner Film Company J Horror Library (through Horizon Entertainment and Pony Canyon Inc.) Jillian Michaels NBC News Presents Wellspring Library	Licensed Music Brands Ansel Adams Baby Genius® * Beatrix Potter™ Curious George® Guess How Much I Love You™ Jay Jay the Jet Plane®

TV Guide®
Selected Distributed Content

Amity Entertainment
Brandissimo!
Bauer Martinez Entertainment
Classic Media
Grodfilms
IFC
Legend Films Library
Liberation Entertainment Library
Pacific Entertainment
Peace Arch Entertainment
Porchlight Entertainment
Seven Arts
Tartan Video USA
ESPN
The Weinstein Company
Kid Genius® * My Little Pony® Paddington Bear™ Raggedy Ann and Andy™ Rainbow Fish™ Spot the Dog™ The Little Tikes® * The Snowman™ Tonka® Wee Worship™ *

* See recent strategic transactions below

For the three months ended June 30, 2006, our business includes revenues from three major sources, as follows:

•	Sales of videos and DVDs (99.6% and 73.2% of gross revenues for the second quarter 2006 and 2005, respectively)

•	Sales of audio CDs and cassettes (0.2% and 9.5% of gross revenues for the second quarter 2006 and 2005, respectively)

•	Theatrical rental and other (0.2% and 9.0% of gross revenues for the second quarter 2006 and 2005, respectively)

As a result of releasing titles under our new venture with TWC as discussed below, revenue from the sale of videos and DVDs has increased relative to audio CDs and theatrical and other.

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

Recent Strategic Transactions

The Weinstein Company Transaction: On July 21, 2006, we completed our pending strategic transaction with The Weinstein Company LLC (“TWC”) and formed a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Closing”). The transaction closed, following a Special Meeting of Stockholders of the Company to approve the transaction and related matters. Under the terms of the transaction, Genius Products, Inc. contributed substantially all of its assets, employees and existing businesses to Genius Products, LLC, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. The new venture also operates the existing businesses of Genius Products, Inc., that involves the marketing, sales and distribution for other major branded entertainment content, including ESPN, NBC News, Sundance Home Entertainment, Asia Extreme, Dragon Dynasty and IFC. Genius Products, LLC is owned 70% by TWC and 30% by Genius Products, Inc. In addition, as part of the transaction with TWC, Genius Products, Inc. added to its Board of Directors two TWC executives, Larry Madden, Executive Vice President and CFO, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting.

The Company’s interest in the Distributor consist of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its owners consist of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its owners is redeemable, at their option at any time from one year after the Closing, for up to 70% of the outstanding common stock of Genius Products, or with their approval, cash. As further discussed in Note 8 to the consolidated financial statements included elsewhere herein, commencing on December 5, 2005, the date we entered into a Master Contribution Agreement (the “Agreement”) in connection with the formation of a new venture to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC, through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we first released for TWC commencing in March 2006 through the second quarter of 2006 in our financial statements.

On the Closing, the Distributor adopted an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) in the form agreed to by the parties. The Distributor, which will be renamed Genius Products, LLC, will operate the new distribution business and our existing businesses, and continue to operate under the LLC Agreement following the Closing.

Effective July 21, 2006, we issued to TWC 100 shares of Series W Preferred Stock in us. The Series W Preferred Stock provides TWC or its permitted transferees with (a) the right to elect five of the seven directors on our Board of Directors, (b) majority voting power over other actions requiring approval of our stockholders, and (c) the right to approve certain specified actions by the Company. The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value. On the Closing, we amended and restateed our Certificate of Incorporation to, among other things, provide for the designation of the Series W Preferred Stock.

We and TWC also entered into a Registration Rights Agreement pursuant to which we will register for resale our shares of Common Stock issuable upon redemption of TWC’s Class W Units in the Distributor.

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

In conjunction with this transaction we recorded a gain on sale in the amount of $1,351,710, a note receivable in the amount of $1,712,353 representing the present value of a $2 million secured promissory note that we received in this transaction and a deferred gain of $1,212,353. We will recognize the deferred gain based upon the relative percentage of revenue we generate in each period relative to the total revenue expected to be generated over the term of the distribution agreement. During the three and six months ended June 30, 2006, we recognized $23,179 and $63,446 of this gain, respectively. We have received payment in full for the secured promissory note, due on January 30, 2006, in the amount of $750,000, plus interest.

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

REVENUE RECOGNITION. Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of SOP 00-2. Revenues are recorded upon the receipt of goods by the customer for titles that do not have a “street date” (when it is available for sale by the customer). If a title has a street date, we recognize the initial shipment as revenue on that date and all subsequent shipments after street date are recognized as revenue upon the receipt of goods by the customer. Under revenue sharing arrangements, rental revenue is recognized on or after the street date and when we are entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation are performed quarterly. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

INCOME TAXES. For the three and six months ended June 30, 2006, Company recognized a tax benefit of approximately $0.9 million and $3.7 million, respectively, which was fully offset by a valuation allowance. Except for $107,000 of alternative minimum taxes, the Company did not record any tax expense after considering the full year expected results and the likelihood of recoverability of deferred tax assets. Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of June 30, 2006.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of Genius Products, Inc.) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. The Company’s net operating loss carryforwards are subject to substantial annual limitations due to a change in ownership structure occurring prior to June 30, 2006.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues:

Video and DVD revenues for the three and six months ended June 30, 2006 were composed of sales of The Weinstein Company (“TWC”) titles, Derailed, Mrs. Henderson Presents,Transamerica, Wolf Creek, Have No Fear: The Life of Pope John Paul II, Hoodwinked and Doogal, sales of branded and proprietary products including branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD, and Wellspring titles from AVMC. Video revenues increased $98.1 million and $132.9 million during the three months and six months ended June 30, 2006, respectively to $101.9 million and $138.1 million, as compared to $3.8 million and $5.2 million during the comparable prior year periods. This increase from 2005 was primarily due to the addition of revenues from the video release of TWC’s titles.

Theatrical revenues were composed of sales generated from film rentals by our theatrical division. Theatrical revenues were $0.1 million and $0.2 million for the three months and six months ended June 30, 2006, respectively, compared to $0.5 million and $0.5 million for the comparable prior year periods. In February 2006, we announced we will no longer release films theatrically.

Audio revenues for the three months and six months ended June 30, 2006 were composed of Baby Genius, Kid Genius, licensed music CDs, interactive music programs, non-branded and value music products sold at an entry level price point at retail. Audio revenues decreased $0.3 million and $0.8 million during the three months and six months ended June 30, 2006, respectively, to $0.2 million and $1.0 million, as compared to $0.5 million and $1.8 million during the comparable prior year periods. The decrease was attributable to lower sales of the Baby Genius music, licensed music product, value music products and Lifestyles Music Program.

Royalties, licensing and other revenues were composed of royalties from licensing fees from Wellspring Media, Inc. and the license of our Baby Genius brand name. Royalties, licensing and other revenues decreased $0.4 million during the three months ended June 30, 2006 to $53,877, as compared to $0.4 million during the comparable prior year period. For the six months ended June 30, 2006, royalties, licensing, and other revenues decreased slightly to $0.4 million as compared to $0.5 million during the comparable prior year period. The changes resulted from a decrease in licensing revenues from our acquisition of AVMC on March 22, 2005 and the sale of Baby Genius rights on December 31, 2005.

As a result of the foregoing, total gross revenues increased $97.2 million and $131.8 million during the three and six months ended June 30, 2006, respectively, to $102.4 million and $139.8 million as compared to $5.2 million and $8.0 million during the comparable prior year periods, due primarily to increased sales of video products as discussed above.

Sales returns, discounts and allowances increased $26.1 million and $34.7 million during the three and six months ended June 30, 2006 to $27.3 million and $36.2 million, respectively, as compared to $1.3 million and $1.5 million during the comparable prior year periods. The increase resulted primarily from the increase in sales from the video release of TWC’s Derailed, Mrs. Henderson Presents, Transamerica, Wolf Creek, Hoodwinked, and Doogal. The provision for sales returns and allowances is calculated in accordance with historical averages and industry changes, but may vary in the future based on customer and product mix.

Net revenues increased $71.1 million and $97.1 million during the three and six months ended June 30, 2006, respectively, to $75.0 million and $103.6 million as compared to $3.9 million and $6.5 million during the comparable prior year periods, primarily due to the increase in sales of DVDs from the release of TWC’s titles.

Costs and expense:

Cost of Sales:

Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, amortization of production masters and royalties paid on sales of licensed products. For analytical purposes we review amortization of production masters as a stand-alone cost element and discuss the aggregate cost of producing, packaging, and shipping of the audio, DVD, and royalty, licensing and other products. Generally, cost of sales increased as a result of the increased sales. We include remittances to TWC in cost of sales. Under our distribution agreement with TWC, we record remittances to TWC based upon net revenues we receive from sales of TWC titles released on DVD (net of reserves and allowances), deduct our distribution fee, deduct cost of goods sold (including manufacturing expenses), deduct certain marketing expenses, and record the remaining balance as a remittance to licensor under cost of goods sold.

Video and DVD cost of sales increased $56.8 million and $77.2 million during the three and six months ended June 30, 2006, respectively, to $59.5 million and $81.6 million, as compared to $2.7 million and $4.4 million during the comparable prior year periods. The increase resulted from an increase in video and DVD sales, primarily due to the video release of TWC’s titles during the three and six months ended June 30, 2006. Cost of sales related to TWC’s titles include the remittance to The Weintstein Company and the related product cost of sales.

Theatrical cost of sales, composed primarily of print and advertising costs related to sales generated from film rental by our theatrical division, were zero and $0.1 million during the three and six months ended June 30, 2006, respectively, primarily from the theatrical release of Unknown White Male during the first quarter 2006, as compared to $1.2 million for both the three and six months ended June 30, 2005. Our theatrical division was discontinued in February 2006.

Audio cost of sales decreased $0.5 million and $0.7 million during the three and six months ended June 30, 2006, respectively, to $0.2 million and $0.8 million, as compared to $0.7 million and $1.5 million during the comparable prior year periods. The decrease in cost of sales was due to the lower audio sales during the three and six months ended June 30, 2006.

Amortization of production masters and film library decreased $0.6 million and $0.5 million during the three and six months ended June 30, 2006, respectively, to $0.4 million and $0.7 million, as compared to $1.0 million and $1.2 million during the comparable prior periods. Amortization of production masters and film library is primarily the result of the acquisition of AVMC.

Operating Expense:

Product development expenses increased $0.3 million and $0.8 million during the three and six months ended June 30, 2006, respectively, to $0.5 million and $1.3 million, as compared to $0.2 million and $0.4 million during the comparable prior year periods. The increase was attributed to the addition of new titles into our libraries.

Sales and marketing expenses increased $10.4 million and $15.5 million during the three and six months ended June 30, 2006, respectively, to $11.0 million and $16.5 million as compared to $0.6 million and $1.1 million for the comparable prior year periods. The increase in sales and marketing is primarily attributable to the advertising campaigns for the video release of TWC’s Derailed, Mrs. Henderson Presents, Transamerica, Wolf Creek, Hoodwinked and Doogal which were released during the six months ended June 30, 2006.

General and administrative expenses increased by $4.8 million and $8.2 million during the three and six months ended June 30, 2006, respectively, to $7.4 million and $12.3 million, as compared to $2.6 million and $4.1 million during the comparable prior periods. These increases were primarily due to increased payroll, rent, and utilities as a result of the acquisition of AVMC, increased payroll and overhead to support the increased sales volume anticipated as part of the new relationship with The Weinstein Company, increased transaction costs including investment banking, audit and legal fees of $2.4 million and $2.8 million during the three and six months ended June 30, 2006, respectively, related to the transaction announced with The Weinstein Company, severance costs associated with employees and outside consultants of $1.1 million and $1.8 million during the three and six months ended June 30, 2006 and warrants and options expense associated with compensation to certain employees and outside consultants of $0.7 million and $1.7 million during the three and six months ended June 30, 2006, respectively. General and administrative expenses were 9.9% and 11.9% of net revenues for the three and six months ended June 30, 2006, respectively, compared to 67.3% and 63.0% for the three and six months ended June 30, 2005.

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

In conjunction with this transaction we recorded a gain on sale in the amount of $1,351,710 and recorded a note receivable in the amount of $1,712,353 representing the present value of a $2 million secured promissory note that we received in this transaction and a deferred gain of $1,212,353. We have subsequently received payment in full of the secured promissory note, due on January 30, 2006, in the amount of $750,000, plus interest. We will recognize the deferred gain based upon the relative percentage of revenue we generate in each period relative to the total revenue expected to be generated over the term of the distribution agreement. For the three and six months ended June 30, 2006, we recognized a gain of $23,179 and $63,446 relating to the deferred gain of $1.2 million at December 31, 2005.

We had interest income of $0.2 million and $0.4 million during the three and six months ended June 30, 2006, respectively, as compared to zero interest income for the comparable prior year periods. We had interest expense of $8,315 and $82,788 during the three and six months ended June 30, 2006 as compared to $76,948 and $0.2 million for the comparable prior year periods. The change resulted from reduced interest expense due to the repayment of notes payable during the first quarter of 2006 and an increase in interest income related to the higher average cash balance for the quarter ended June 30, 2006.

We had income tax expense of $0.1 million for the three and six months ended June 30, 2006 as compared to $8,175 and $8,975 for the comparable prior year period. The change resulted from an alternative minimum tax incurred during the quarter ended June 30, 2006.

As result of the foregoing, the net loss decreased $1.3 million and increased $2.1 million during the three and six months ended June 30, 2006, respectively, to $4.0 million and $9.7 million as compared to $5.3 million and $7.5 million during the comparable prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the six months ended June 30, 2006 was $18.4 million, primarily due to increases in accrued expenses, deferred revenue, remittance to licensor, and allowance for doubtful accounts and provision for returns, offset by the net loss of $9.7 million, and increases in accounts receivable, inventories, and the development of our film library. These changes are primarily related to the release of TWC titles. The increase in accounts receivable relates primarily to sales of Derailed, Mrs. Henderson Presents, Transamerica, Wolf Creek, Hoodwinked and Doogal during the six months ended June 30, 2006. The increase in accrued expenses and inventories primarily relate to invoices received but not paid for the production of inventory and sales and marketing expenses for Matador and The Libertine. The increase in deferred revenue related primarily to invoices for shipments of The Matador and The Libertine, which both had street dates on July 4. The invoices for The Matador and The Libertine were recorded as deferred revenue since the street date for these titles occurred after June 30, 2006. The remittance to licensor primarily represents the amount owed to TWC after deducting the related cost of sales, marketing costs, and our distribution fee from net sales of TWC titles during the six months ended June 30, 2006. Under the terms of the distribution agreement, we are required to pay TWC after collection of receipts, the amount of which is determined by net revenue, which as of June 30, 2006 had not been collected. However, we bear the risk of accounts receivable collections. Allowance for doubtful accounts and provision for returns increased primarily as a result of reserves for returns related to the release of Derailed, Mrs. Henderson Presents, Transamerica, Wolf Creek, Hoodwinked and Doogal. For the six months ended June 30, 2005, net cash used in operations was $12.2 million, driven primarily by the net loss of $7.5 million, the increase in the development of our library, the decrease in accounts payable, offset by a decrease in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2006, was $0.7 million, primarily attributed to the purchase of property and equipment. For the six months ended June 30, 2005, net cash used in investing activities was $0.4 million, which was primarily due to the payment of obligations relating to the acquisition of AVMC.

Cash used in financing activities for the six months ended June 30, 2006 was $4.8 million, resulting from the repayment of $3.8 million of the $4.0 million notes payable assumed as part of the acquisition of AVMC on March 21, 2005 and the repayment of $1.5 million of notes issued in October 2005, offset by proceeds from the exercise of options and warrants. Cash provided by financing activities for the six months ended June 30, 2005 was $12.9 million, resulting from the issuance of common stock for proceeds of $15.3 million, proceeds from the exercise of warrants and common stock, offset by the repayment of short-term debt of $2.3 million and the payment of offering costs of $0.8 million.

At June 30, 2006, we had cash balances of $43,489,769 and net accounts receivable of $48,457,391. We feel that we have sufficient liquidity to fund our operations through the remainder of 2006. However, we will consider additional issuance of equity and debt financing to fund future growth opportunities. Although we believe that our expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2006, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

The table below summarizes information as of June 30, 2006 regarding certain future minimum contractual obligations and commitments for the next five years:

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total

Lease obligations	$536,310	$1,092,459	$976,302	$728,507	$734,880	$185,068	$4,253,526
Employment agreements	$958,068	$1,275,833	-	-	-	-	2,233,902
Consulting agreements	106,667	-	-	-	-	-	106,667
Royalty advances	231,386	-	-	-	-	-	231,386
Total	$1,832,431	$2,368,292	$976,302	$728,507	$734,880	$185,068	$6,825,480

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006, our cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of our investment portfolio and the high quality of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Although we are not required to be compliant with the provisions of Section 404 of the Sarbanes-Oxley Act in the current year, we anticipate that we will identify additional processes and procedures that will require further documentation, revision and possibly remediation as we begin our effort to implement Section 404 of the Sarbanes-Oxley Act.

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

In October 2005, we commenced litigation against Falcon Picture Group, LLC (“Falcon”) in the Superior Court of San Diego County, Case No. GIN047884 seeking damages of $975,000 arising out of Falcon’s breach of the license agreement. In October 2005, Falcon commenced litigation against Genius in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that Genius breached the terms of a license agreement by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks a damages award of approximately $83,332 subject to proof at trial. Falcon further alleges that as a result of Genius’ purported default under the license agreement, Falcon is entitled to judgment declaring the license agreement to have been lawfully terminated. Genius has dismissed its San Diego action against Falcon in favor of refiling the same action against Falcon and its owner, Carl Amari, as a counterclaim in the Illinois Action.  The counterclaim was filed in the Illinois Action on July 12, 2006. Genius plans to vigorously defend against the allegations thereof and seek recovery of damages.

ITEM 1A.     RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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
10.1
Second Amendment to Master Contribution Agreement by and between Genius Products, Inc., The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on April 26, 2006 (incorporated by reference from Exhibit 2.3 to the Company’s Form 8-K filed on May 2, 2006).

10.2
Third Amendment to Master Contribution Agreement by and between Genius Products, Inc., The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on May 30, 2006 (incorporated by reference from Exhibit 2.4 to the Company’s Form 8-K filed on June 2, 2006).

10.3
Fourth Amendment to Master Contribution Agreement by and between Genius Products, Inc., The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on June 28, 2006 (incorporated by reference from Exhibit 2.5 to the Company’s Form 8-K filed on June 29, 2006).

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

Dated: August 14, 2006	GENIUS PRODUCTS, INC., a Delaware Corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2006	By:	/s/ John Mueller
John Mueller Chief Financial Officer (Principal Financial and Accounting Officer)