Form 10-Q
period 2006-09-30
GENIUS PRODUCTS INC
filed 2006-11-20
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
(Registrant's telephone number)

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

There were 61,534,357 shares outstanding of the issuer's Common Stock as of September 30, 2006.

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

These factors include, among other things, increased competitive pressures, including the rise of emerging distribution channels, the risk that certain content providers, including The Weinstein Company, ESPN, WWE and Discovery Kids could terminate Genius Products, LLC's exclusive distribution rights, the anticipated timing and financial performance of new DVD releases including , Scary Movie 4, Lucky Number Slevin, Pulse, Clerks II, Wordplay, Feast, Pulse, Alex Rider: Operation Stormbreaker and changes in the retail DVD and entertainment industries. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K. Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

CLOSING OF THE WEINSTEIN COMPANY TRANSACTION

On July 21, 2006, we completed a transaction (the “Transaction”) with The Weinstein Company LLC (“TWC”) and its affiliates pursuant to which we launched a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Closing”). As a result of the Closing of this Transaction, for the period from July 22 through September 30 (post Closing), our financial statements reflect our investment in the Distributor using the equity method of accounting. Under the equity method of accounting, only our investment in and amounts due to and from the Distributor are included in our consolidated balance sheet. As a result, we recorded an asset on our balance sheet related to our investment interest in the Distributor. On our statement of operations, we recorded our 30% share of the Distributor's profit or loss as equity in net earnings (losses) from the Distributor. After the Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product are reflected in the financial statements of the Distributor. The financial statements for the Distributor are shown in Exhibit 99.1 to this Quarterly Report.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2006 (Note 3)

ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$30,597,164	$1,071,021
Accounts receivable, net of allowance for doubtful accounts of $942,361 and sales returns of $5,966,428	2,406,658	-
Inventories, net	5,567,953	-
Prepaid expenses	703,875	-
Notes receivable, related party	750,000	-
Total current assets	40,025,650	1,071,021

Property and equipment, net	396,358	-
Film library, net of accumulated amortization of $4,027,308	19,727,179	-
Notes receivable, related party	1,712,353	-
Investment in Distributor	-	97,496,696
Goodwill	14,487,917	-
Deposits and other	15,545	-
Total assets	$76,365,002	$98,567,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,242,560	$-
Notes payable	5,379,296	-
Accrued expenses	3,307,893	-
Customer deposits	189,423	-
Debentures payable	50,750	-
Redeemable common stock	414,471	425,730
Total current liabilities	18,584,393	425,730

Deferred gain, related party	1,212,353	-
Deferred tax liability	1,380,338	-
Total liabilities	21,177,084	425,730

Commitments and contingencies

Stockholders’ equity:
Series W preferred stock, $.0001 par value, 100 shares authorized; 100 shares outstanding	-	-
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized; 60,438,154 and 61,534,357 shares outstanding	6,044	6,149
Additional paid-in capital	93,919,755	99,562,348
Accumulated deficit	(38,737,881)	(1,426,510)
Total stockholders’ equity	55,187,918	98,141,987
Total liabilities and stockholders' equity	$76,365,002	$98,567,717

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2005 (Note 2)	2006 (Note 3)	Restated 2005 (Note 2)	2006 (Note 3)

Revenues:
Video and DVD	$8,084,989	$21,366,228	$13,301,381	$159,498,364
Theatrical	457,903	-	925,372	208,726
Audio	1,565,909	299,486	3,381,426	1,320,541
Royalties, licensing and other	95,471	-	550,392	426,938
Gross revenues	10,204,272	21,665,714	18,158,571	161,454,569
Sales returns, discounts and allowances	(2,050,232)	(4,324,610)	(3,536,195)	(40,517,543)
Net revenues	8,154,040	17,341,104	14,622,376	120,937,026

Costs and expenses
Cost of revenues:
Video and DVD	4,026,373	10,022,773	8,409,956	91,586,016
Theatrical	531,987	-	1,687,650	103,705
Audio	626,610	181,112	2,117,010	957,156
Amortization of production masters and film library	562,757	114,399	1,772,228	854,111
Warehouse expense and other	38,488	81,383	109,655	286,386
Total cost of revenues	5,786,215	10,399,667	14,096,499	93,787,374

Gross profit	2,367,825	6,941,437	525,877	27,149,652

Operating expenses (income):
Product development	276,822	116,783	720,975	1,368,131
Sales and marketing	609,377	5,957,629	1,687,062	22,506,293
General and administrative	2,506,852	2,198,703	6,579,977	14,494,058
Restructuring	2,745,422	-	2,745,422	-
Gain on sale, related party	-	-	-	(63,446)
Total operating expenses	6,138,473	8,273,115	11,733,436	38,305,036

Loss from operations	(3,770,648)	(1,331,678)	(11,207,559)	(11,155,384)

Interest expense	(75,975)	(2,797)	(158,763)	(166,773)
Interest income and other	-	71,020	-	512,408
Loss before provision for income taxes	(3,846,623)	(1,263,455)	(11,366,322)	(10,809,749)

Provision for income taxes	8,175	(107,000)	17,150	-
Loss before equity in net loss from Distributor	(3,854,798)	(1,156,455)	(11,383,472)	(10,809,749)

Equity in net loss from Distributor	-	(1,912,383)	-	(1,912,383)
Loss before Extraordinary item	(3,854,798)	(3,068,838)	(11,383,472)	(12,722,132)

Extraordinary gain	-	50,033,503	-	50,033,503
Net income (loss)	$(3,854,798)	$46,964,665	$(11,383,472)	$37,311,371

Basic EPS
Income (loss) before extraordinary item	$(0.09)	$(0.05)	$(0.30)	$(0.21)
Extraordinary item	NA	$0.82	NA	$0.83
Net income (loss)	$(0.09)	$0.77	$(0.30)	$0.62
Basic weighted average shares	43,378,990	61,339,102	37,767,552	60,873,472

Diluted EPS
Income (loss) before extraordinary item	NA	NA	NA	NA
Extraordinary item	NA	$0.76	NA	$0.77
Net income (loss)	NA	$0.72	NA	$0.58
Diluted weighted average shares	NA	65,464,532	NA	64,998,902

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September,
	2005 Restated (Note 2)	2006

Cash flows from operating activities:
Net income/(loss)	$(11,383,472)	$37,311,371
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	1,797,293	130,450
Amortization of production masters and film library	-	937,402
Change in allowance for doubtful accounts and provision for returns	267,086	17,063,330
Change in provision for obsolete inventory	-	(680,774)
Common stock issued for services	288,733	19,100
Extraordinary gain	-	(50,033,503)
Equity in net loss from Distributor	-	1,912,382
Amortization of warrants issued for services	149,295	-
Stock compensation expense	1,850,104	1,758,666
Debt discounts	-	120,705
Interest expense on redeemable common stock	14,474	9,650
Changes in assets and liabilities:
(Increase) decrease in Accounts receivable	1,226,071	(64,701,375)
(Increase) decrease in Inventories	(979,728)	(12,711,072)
(Increase) decrease in Prepaid expenses, notes receivable and deposits	(288,891)	885,264
(Increase) decrease in Development film library	(2,752,831)	(6,096,668)
(Increase) decrease in Prepaid Royalties	(712,903)	-
Increase (decrease) in Accounts payable	(4,877,202)	(4,032,937)
Increase (decrease) in Accrued expenses and other	1,514,660	21,552,625
Increase (decrease) in Deferred revenue	-	2,756,745
Increase (decrease) in Remittance to licensor	-	50,006,944
Increase (decrease) in Debentures payable	-	(50,750)
Increase (decrease) in Deferred tax liability	-	(178,020)
Increase (decrease) in Deferred gain, related party	-	(63,447)
Net cash used in operating activities	(13,887,311)	(4,083,912)

Cash flows from investing activities:
AVM cash, net of expenses paid in cash	340,656	-
Investment in Distributor	-	(20,665,569)
Patents and trademarks	(9,800)	-
Purchase of property and equipment	(134,911)	(453,816)
Net cash provided by (used in) investing activities	195,945	(21,119,385)

Cash flows from financing activities:
Payments on notes payable	(2,335,934)	(5,300,000)
Payments of offering costs	(834,391)	-
Proceeds from exercise of options	83,580	355,250
Proceeds from exercise of warrants	757,120	621,904
Proceeds from issuance of common stock	15,128,423	-
Net cash provided by (used in) financing activities	12,798,798	(4,322,846)

Net decrease in cash and cash equivalents	(892,568)	(29,526,143)
Cash at beginning of period	1,223,881	30,597,164

Cash at end of period	$331,313	$1,071,021

Supplemental disclosure of cash flow information
Warrants issued for offering costs	$1,014,986	$-
Issuance of common stock for offering costs	350,000	-
Interest paid	1,015	166,773
Taxes paid	800	-

Noncash transaction
Noncash net asset exchanged for investment in Distributor		$27,020,363
Stock compensation recoupable from investment in Distributor		2,891,962

Warrant holders cashless exercised 139,231 warrants during the quarter ended September 30, 2006.

See accompanying notes to unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. NATURE OF BUSINESS.  Genius Products, Inc. (OTC BB:GNPI) (“we” “our” or the “Company”), along with The Weinstein Company Holdings LLC and its first-tier subsidiary, W-G Holding Corp., own Genius Products, LLC, a leading independent home-entertainment distribution company that produces, licenses, and distributes a valuable library of motion pictures, television programming, family, lifestyle and trend entertainment on DVD and other emerging platforms through its expansive network of retailers throughout the U.S.  Genius handles the distribution, marketing and sales for such brands as Asia Extreme(TM), Baby Genius®, Discovery Communications, Inc., Dragon Dynasty™, Dimension Films, ESPN®, IFC®, Imaginasian, NBC News®, Sundance Channel Home Entertainment®, Wellspring™, The Weinstein Company® and World Wrestling Entertainment, Inc. ®,  Genius Products, Inc. is the managing member of Genius Products, LLC, in which it holds a 30% equity interest.

THE WEINSTEIN COMPANY TRANSACTION. On July 21, 2006, we completed a transaction (the “Transaction”) with The Weinstein Company LLC (“TWC”) and its affiliates pursuant to which we launched a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Closing”). The transaction closed following a special meeting of our stockholders to approve the transaction and related matters. Under the terms of the Transaction, Genius Products, Inc. contributed substantially all of its assets, employees and existing businesses to Genius Products, LLC, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. The venture also operates the former businesses of Genius Products, Inc., including the marketing, sales and distribution for other major branded entertainment content, such as ESPN, NBC News, Sundance Home Entertainment, World Wrestling Entertainment, Inc., Discovery Communications, Inc., Imaginasian, Asia Extreme, Dragon Dynasty and IFC. Genius Products, LLC is owned 70% by TWC’s parent company, The Weinstein Company Holdings LLC, and its first-tier subsidiary, W-G Holding Corp. and 30% by Genius Products, Inc. As a condition to the closing of the transaction with TWC Holdings, we issued 100 shares of Series W Preferred Stock to TWC Holdings and its first-tier subsidiary, W-G Holding Corp. The Series W Preferred Stock provides the holders with significant rights, preferences and powers including described in Note 7 to our financial statements. In addition, as part of the Transaction, Genius Products, Inc. added to its Board of Directors two TWC executives; Larry Madden, Executive Vice President and Chief Financial Officer of TWC, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting of TWC.

Our interest in the Distributor consists of Class G Units representing a 30% membership interest in the Distributor, and the interest of The Weinstein Company Holdings LLC and W-G Holding Corp., consists of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by The Weinstein Company Holdings LLC and W-G Holding Corp. is redeemable, at their option at any time from one year after the Closing, for up to 70% of our outstanding common stock, or with their approval, cash. From December 5, 2005, the date we entered into a Master Contribution Agreement relating to the Transaction through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we first released for TWC in March 2006 in our financial statements. Refer to Note 3 for additional discussion regarding this transaction.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been prepared by us and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2005. Amounts related to disclosures of December 31, 2005 balances within these interim statements were derived from the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Investment in Distributor

At the Closing of the Transaction, we contributed to the Distributor all of our operating business, including substantially all of our assets, except for $1 million cash and certain liabilities, and received 30% equity interest in the Distributor. The Distributor is treated as a partnership for U.S. federal income tax purposes. Accordingly, the book accounting for the Distributor follows its tax status as a partnership. The accompanying financial statements account for our investment in the Distributor on our financial statements using the equity method of accounting.

Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included in our consolidated balance sheet. As a result, we recorded an asset on our balance sheet related to our investment interest in the Distributor. The Transaction represents a non-monetary exchange of a business controlled by Genius Products for a non-controlling interest in the Distributor. Accordingly, the amount to be initially recorded for Genius Products’ investment in the Distributor is partially based on Genius Products’ fair value as determined by reference to the quoted market prices of Genius Products’ shares on the close of market on the date of Closing and partially based on the historical basis of the net assets surrendered in the Transaction. On our statement of operations, we have recorded our 30% share of the Distributor’s profit or loss as equity in net earnings (losses) from Distributor. We recorded a gain based on the difference between the fair market value of assets contributed and the net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor. The carrying amount of our investment in the Distributor will subsequently be adjusted to recognize our share of the earnings or losses of the Distributor after the Transaction. Pursuant to Accounting Principles Bulletin No. 18, we will be required to periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately resulting in an impairment loss.

From December 5, 2005 through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we released for TWC on our financial statements. After Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product are reflected in the financial statements of the Distributor. We have included separate financial statements of the Distributor in a note to our financial statements.

CONCENTRATIONS OF CREDIT RISK. For the 21-day period ending July 21, 2006, the following customers accounted for more than 10% of net revenue: Video Product Distributors, Inc. at 17%, Best Buy at 15%, Ingram Entertainment at 13%, Wal-Mart at 13%, and Target at 11%. At the Closing we transferred all of our accounts receivable assets to the Distributor and there were no accounts receivables balances at September 30, 2006 for Genius Products, Inc (see Exhibit 99.1 Note A for a description of the accounts receivable balances on the Distributor’s balance sheet at September 30, 2006). For the three month period ended September 30, 2005, Wal-Mart and Anderson Merchandisers accounted for 39% and 13% of net revenues, respectively.

For the 202 day period January 1, 2006 to July 21, 2006, Wal-Mart accounted for 39% of net revenues. For the nine month period ended September 30, 2005, Anderson Merchandisers accounted for 13% of net revenues. For the nine month period ended September 30, 2006, this customer accounted for less than 1% of net revenues.

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

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company adopted the provisions of FAS 123R using a modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense recognized under SFAS 123R includes share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R as well as share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the share-based compensation impact of FAS 123R.

INCOME TAXES. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company currently has a full valuation allowance on its deferred tax assets. Based on the Company’s assessment of all available evidence, the Company concluded that it is not more likely than not that its deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to current period presentation.

REVENUE RECOGNITION. Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of SOP 00-2. Revenues are recorded upon the receipt of goods by the customer for titles that do not have a “street date” (when it is available for sale by the customer). If a title has a street date, we recognize the initial shipment as revenue on that street date and all subsequent shipments after street date are recognized as revenue upon the receipt of goods by the customer. Under revenue sharing arrangements, rental revenue is recognized on or after the street date and when we are entitled to receipts and such receipt is determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation are performed quarterly. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable;  (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances.  The Statement also describes the manner in which it should be initially applied.  The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is encouraged, provided that the registrant has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which improves financial reporting by requiring an employer to recognize the over or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  This Statement amends Statement 87, FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, Statement 106, and FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  Upon the initial application of this statement and subsequently, and employer should continue to apply the provisions in Statements, 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 31, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  Early application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans.  Retrospective application of the Statement is not permitted.  The Company does not believe that SFAS No. 158 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have to our consolidated balance sheet and statement of operations.

NOTE 2: RESTATEMENT OF QUARTER ENDED JUNE 30 AND SEPTEMBER 30, 2005

When we completed our Form 10-K for the year ended 2005, we determined that it was necessary to restate our unaudited consolidated financial statements and other financial information at and for the quarters ended, June 30 and September 30, 2005. The restatement that we made at that time related to the following correction of errors:

1. We revised our theatrical revenue to decrease the amount recognized during the three months September 30, 2005. The total adjustment required to decrease theatrical revenue to its proper amount was $251,603 for the three months ended September 30, 2005. This adjustment was necessary because we had accrued this amount of revenue for the three months ended June 30, 2005 for film rental earned but not billed during that period and, therefore, overstated theatrical revenue by this amount in the three months ended September 30, 2005. The correct accounting treatment is to reverse this accrual during the three months ended September 30, 2005 to properly state theatrical revenue.

2. We revised our royalty expense to increase the amount recognized during the three month period ended September 30, 2005. The total adjustment required to increase royalty expense to its proper amount was $74,311 for the three month period ended September 30, 2005. This adjustment was necessary because we had recorded this amount as an asset as of September 30, 2005. The correct accounting treatment is to record this amount as royalties expense during the three month period ended September 30, 2005.

3. We revised production cost amortization expense to increase the amount recognized during the three month period ended September 30, 2005. The total adjustment required to increase production costs amortization expense to its proper amount was $41,474 for the three month period ended September 30, 2005. This adjustment was necessary because we had recorded this amount as an asset as of September 30, 2005 when the amount should have been expensed under SOP 00-2. The correct accounting treatment is to record this amount as expense during the three month period ended September 30, 2005.

The effects of the restatement on net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, accounts receivable production masters, film library, accrued expenses, and stockholders’ equity as of and for the quarter ended September 30, 2005 are as follows:

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Net revenues	$8,405,643	$(251,603)	$8,154,040	$14,783,979	$(161,603)	$14,622,376
Cost of revenues	5,670,430	115,785	5,786,215	13,501,019	595,480	14,096,499
Gross profit	2,735,213	(367,388)	2,367,825	1,282,960	(757,083)	525,877
Net loss	$(3,487,410)	$(367,388)	$(3,854,798)	$(10,626,389)	$(757,083)	$(11,383,472)

Loss per common share:
Basic and diluted	$(0.08)	$(0.01)	$(0.09)	$(0.24)	$(0.02)	$(0.26)

Accounts receivable	$5,649,464	$(251,603)	$5,397,861	$5,649,464	$(251,603)	$5,397,861
Total current assets	13,552,223	(251,603)	13,300,620	13,552,223	(251,603)	13,300,620
Production masters	3,615,641	(105,021)	3,510,620	3,615,641	(105,021)	3,510,620
Film library	16,270,146	(490,459)	15,779,687	16,270,146	(490,459)	15,779,687
Total Assets	46,674,832	(847,083)	45,827,749	46,674,832	(847,083)	45,827,749
Accrued expenses	3,235,852	(90,000)	3,145,852	3,235,852	(90,000)	3,145,852
Total Current Liabilities	16,464,609	(90,000)	16,374,609	16,464,609	(90,000)	16,374,609
Stockholders' equity	$30,210,223	$(757,083)	$29,453,140	$30,210,223	$(757,083)	$29,453,140

The restatement adjustments above for accounts receivable, production masters, film library, accrued expenses, and stockholders’ equity include the cumulative effect of the restatement for the quarters ended June 30, 2005 and September 30, 2005.

NOTE 3. COMPLETION OF THE WEINSTEIN COMPANY TRANSACTION

On July 21, 2006, we completed the Transaction with TWC and its affiliates pursuant to which we launched a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC. The transaction closed following a Special Meeting of Stockholders of the Company to approve the transaction and related matters. Under the terms of the Transaction, Genius Products, Inc. contributed substantially all of its assets, employees and existing businesses to Genius Products, LLC, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. Genius Products, LLC is owned 70% by TWC’s parent company, The Weinstein Company Holdings LLC, and its first-tier subsidiary, W-G Holding Corp. and 30% by Genius Products, Inc. In addition, as part of the Transaction, Genius Products, Inc. added to its Board of Directors two TWC executives; Larry Madden, Executive Vice President and Chief Financial Officer of TWC, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting of TWC.

At the Closing, the Distributor adopted an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) in the form agreed to by the parties. The Distributor, which was renamed Genius Products, LLC, now operates the new distribution business as well as our businesses that we conducted prior to the Closing.

At the Closing, we issued to The Weinstein Company Holdings LLC and W-G Holding Corp. 100 shares of Series W Preferred Stock. The Series W Preferred Stock provides them and their permitted transferees with (a) the right to elect five of the seven directors on our Board of Directors, (b) majority voting power over other actions requiring approval of our stockholders, and (c) the right to approve certain specified actions. The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value. On the Closing, we amended and restated our Certificate of Incorporation to, among other things, provide for the designation of the Series W Preferred Stock.

At the Closing, we entered into a Registration Rights Agreement with TWC pursuant to which we agreed to register for resale the shares of our Common Stock issuable upon redemption of Class W Units in the Distributor currently held by The Weinstein Company Holdings LLC and W-G Holding Corp. In addition, pursuant to the terms of the Agreement, we entered into the following agreements at the Closing:

•	Amended and Restated Limited Liability Company Agreement;

•	Video Distribution Agreement;

•	Registration Rights Agreement;

•	Services Agreement; and

•	Assignment and Assumption Agreement.

The Transaction represents a nonmonetary exchange of a business controlled by Genius Products, Inc. for a non-controlling interest in the Distributor. Accordingly, the amount recorded for our investment in the Distributor was partially based on our fair value as determined by reference to the quoted market prices of our shares on the close of market on the date of Closing and partially based on the historical basis of the net assets surrendered in the Transaction. We recognized a partial gain of $50.0 million.

Our investment in the Distributor was determined as follows:
Total Genius Product, Inc. shares outstanding as of 7/21/2006	61,005,126
Closing share price on 7/21/06	$1.95
Equity market capitalization	118,959,996
Less cash retained at Genus Products, Inc.	(1,000,000)
Plus liabilities retained at Genius Products, Inc.	1,380,388
Total consideration	119,340,384

Genius Products, Inc. - net book value	$47,483,564
Less cash and liabilities retained at Genius Products, Inc.	380,388
Adjusted net book value	47,863,952

Consideration in excess of net book value	71,476,432
Ownership interest surrendered	70%
Genius Products, Inc's partial gain before taxes	50,033,502
Adjusted net book value	47,863,952
Genius Products, Inc. investment in Distributor at 7/21/06	97,897,454
Genius Products, Inc. 30% share of net loss in Distributor	(1,912,382)
Genius Products Inc. re-evaluation of tax liability to Investment	(1,380,338)
Stock option expenses paid by Genius Products, Inc.	2,891,962
Genius Products, Inc. investment in Distributor at 9/30/06	97,496,696

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION FOR GENIUS PRODUCTS, INC.

The following tables present the unaudited pro forma consolidated financial information of the Company and its subsidiaries, adjusted to give effect to the Transaction with TWC. The unaudited pro forma consolidated financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s consolidated financial statements and the notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, each of which is included elsewhere in this quarterly report.

The unaudited pro forma consolidated statement of operations for the nine months ended September 30, 2006 gives effect to the Transaction as if it had occurred as of January 1, 2006 excluding the gain resulting from the net assets transferred. The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that management believes are reasonable including: (i) the accompanying pro forma statement of operations is based on the individual historical statement of operations for the Company for the nine months ended September 30, 2006 which includes revenues from TWC titles sold while operating under an interim agreement as discussed further below. For pro forma purposes, the Company’s historical results have been adjusted to reflect only its proportionate share of its net loss; (ii) the exclusion of the effect of convertible Class W Units; (iii) the contributed assets and liabilities to the Distributor; and (iv) no additional specifically identifiable intangible assets. The pro forma financial information does not purport to represent what the results of operations or financial condition of the Company actually would have been had the Transaction occurred on such dates or to project its results of operations or financial condition for any future date or period.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2006
	Historical	Pro Forma Adjustments (1)		Pro Forma

Revenues:
Video and DVD	$159,498,364	$(159,498,364)		$-
Theatrical	208,726	(208,726)		-
Audio	1,320,541	(1,320,541)		-
Royalties, licensing and other	426,938	(426,938)		-

Gross revenues	161,454,569	(161,454,569)		-
Sales returns, discounts and allowances	(40,517,543)	40,517,543		-

Net revenues	120,937,026	(120,937,026)		-

Costs and expenses
Cost of revenues:
Video and DVD	91,586,016	(91,586,016)		-
Theatrical	103,705	(103,705)		-
Audio	957,156	(957,156)		-
Amortization of production masters and film library	854,111	(854,111)		-
Warehouse expense and other	286,386	(286,386)		-

Total cost of revenues	93,787,374	(93,787,374)		-

Gross profit (loss)	27,149,652	(27,149,652)		-

Operating expenses (income):
Product development	1,368,131	(1,368,131)		-
Sales and marketing	22,506,293	(22,506,293)		-
General and administrative	14,494,058	(14,494,058)		-
Gain on sale, related party	(63,446)	63,446		-

Total operating expenses	38,305,036	(38,305,036)		-

Income (loss) from operations	(11,155,384)	11,155,384		-

Interest expense	(166,773)	166,773		-
Interest income and other	512,408	(512,408)		-

Income (loss) before provision for income tax	(10,809,749)	10,809,749		-

Provision for income tax	-	-		-

Income (loss) before equity in net loss from Distributor	(10,809,749)	10,809,749		-

Equity in net loss from Distributor	(1,912,383)	(3,242,925	) (2)	(5,155,307)

Loss before Extraordinary item	(12,722,132)	7,566,824		(5,155,307)

Extraordinary	50,033,503	(50,033,503)		-

Net Income (Loss)	$37,311,371	$(42,466,679)		$(5,155,307)

Basic EPS

Income (loss) before extraordinary item	$(0.21)	$0.13		$(0.08)
Extraordinary item	$0.83	$(0.83)		$-
Net income (loss)	$0.58	$(0.70)		$(0.08)
Basic weighted average shares	60,873,472	60,873,472		60,873,472

Diluted EPS
Income (loss) before extraordinary item	NA	NA		NA
Extraordinary item	$0.77	NA		NA
Net income (loss)	$0.58	NA		NA
Diluted weighted average shares	64,998,902	64,998,902		64,998,902

Notes to Unaudited Pro Forma Consolidated Financial Statements

(1)
Represents the adjustments to transfer all results from operations from Genius Products, Inc to the Distributor and Genius Products, Inc’s 30% share of the equity in net earnings (loss) from the Distributor for the nine months ended September 30, 2006.

(2)
Represents Genius Products, Inc’s 30% interest in the net loss of the Distributor for the nine months ended September 30, 2006. Because the Distributor was not fully operational until after the Closing on July 22, 2006, the accompanying pro forma statement of operations is based on the individual statement of operations for Genius Products, Inc. for the nine months ended September 30, 2006 adjusted to show Genius Products’ 30% interest in the net loss for the period prior to the Closing plus Genius Products, Inc’s 30% interest in the net loss of the Distributor post Closing through September 30, 2006.

NOTE 4. INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included in our balance sheet. As a result, we recorded an asset on our balance sheet related to our investment interest in the Distributor. The financial statements, related footnotes and management’s discussion and analysis for the Distributor are shown in Exhibit 11 which includes the unaudited balance sheet as of September 30, 2006, the unaudited statement of operations and unaudited statement of cash flows for the period July 22, 2006 to September 30, 2006.

GENIUS PRODUCTS LLC
SUPPLEMENTAL UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD JULY 22, 2006 THROUGH SEPTEMBER 30, 2006

Distributor

Gross revenues	$112,872,425

Net revenues	81,453,459

Total cost of revenues	60,236,921

Gross profit	21,216,539

Total operating expenses	27,720,266

Loss from operations	(6,503,727)

Net loss	$(6,374,608)

NOTE 5. SUPPLEMENTAL UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION FOR GENIUS PRODUCTS, INC.

If and when TWC Holdings converts its Class W Units into 70% of the common stock of Genius Products, Inc. we expect to account for that transaction as a common control merger. Thereafter, the financial statements of Genius Products, Inc. would reflect the full consolidation of the Distributor’s financial statements with the Genius Products, Inc. financial statements. We have prepared supplemental pro forma financial statements adjusted to give effect to the Transaction with TWC and assuming that TWC exercises its right to convert its interest in the Distributor into the common equity of Genius Products, Inc.

The unaudited supplemental pro forma balance sheet presents Genius Products, Inc. financial statements as if the Transaction and conversion by TWC had occurred at September 30, 2006. The supplemental unaudited statement of operations for the three and nine months ended September 30, 2006 consolidates the Distributor and Genius Products, Inc. as if the Transaction and conversion by TWC had occurred as of July 1, 2006 and January 1, 2006, respectively. The supplemental pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that management believes are reasonable including: (i) no intercompany balances at September 30, 2006 and; (ii) no additional specifically identifiable intangible assets. The supplemental pro forma financial information does not purport to represent what the results of operations or financial condition of Genius Products, Inc. actually would have been had the Transaction and conversion occurred on such dates or to project its results of operations or financial condition for any future date or period.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED PRO FORMA BALANCE SHEET
AS OF SEPTEMBER 30, 2006

	Genius Products, Inc. (1)	Distributor (2)	Pro Forma Adjustments (3)		Pro Forma

ASSETS
Current assets:
Cash and cash equivalents	$1,071,021	$21,549,726	$-		$22,620,747
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,549,526 and $29,371,252	-	97,847,579	-		97,847,579
Inventories, net	-	14,271,241	-		14,271,241
Prepaid expenses	-	1,145,972	-		1,145,972

Total current assets	1,071,021	134,814,518	-		135,885,539

Restricted cash	-	306,109	-		306,109
Property and equipment, net	-	855,814	-		855,814
Film library, net of accumulated amortization of $5,028,415	-	27,601,056	-		27,601,056
Notes receivable, related party	-	1,712,353	-		1,712,353
Investment in Distributor	97,496,696	-	(97,496,696)		-
Customer relationships net of amortization	-	6,568,711	(6,568,711)		-
Value of contracts, net of amortization	-	1,609,028	(1,609,028)		-
Goodwill	-	75,352,092	(62,244,513	) (4)	13,107,579
Deposits and other	-	211,008	-		211,008

Total assets	$98,567,717	$249,030,689	$(167,918,948)		$179,679,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$15,827,285	$-		$15,827,285
Notes payable	-	200,000	-		200,000
Remittance to licensor	-	76,175,146	-		76,175,146
Accrued expenses	-	37,871,763	-		37,871,763
Deferred revenue	-	1,974,250	-		1,974,250
Redeemable common stock	425,730	-	-		425,730

Total current liabilities	425,730	132,048,444	-		132,474,174

Deferred gain, related party, net of current portion	-	1,124,507	-		1,124,507
Deferred tax liability	-	-	-		-

Total liabilities	425,730	133,172,951	-		133,598,681

Stockholders’ equity:
Series W preferred stock, $.0001 par value; 100 shares authorized; 100 shares outstanding	-	-	-		-
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-	-		-
Common stock, $.0001 par value; 300,000,000 shares authorized; 61,534,357 shares outstanding	6,149	-	-		6,149
Member's equity		115,857,738	(115,857,738)		-
Additional paid-in capital	99,562,348	-	-		99,562,348
Accumulated deficit	(1,426,510)	-	(52,061,210)		(53,487,720)

Total stockholders’ equity	98,141,987	115,857,738	(167,918,948)		46,080,777

Total liabilities and stockholders' equity	$98,567,717	$249,030,689	$(167,918,948)		$179,679,458

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006

	Genius Products, Inc. (5)	Distributor (6)	Pro Forma Adjustments (7)		Pro Forma

Revenues:
Video and DVD	$21,366,228	$112,823,797	$-		$134,190,025
Theatrical	-	13,390	-		13,390
Audio	299,486	33,614	-		333,100
Royalties, licensing and other	-	1,625	-		1,625

Gross revenues	21,665,714	112,872,425	-		134,538,139
Sales returns, discounts and allowances	(4,324,610)	(31,418,966)			(35,743,576)

Net revenues	17,341,104	81,453,459	-		98,794,563

Costs and expenses
Cost of revenues:
Video and DVD	10,022,773	59,093,914	-		69,116,687
Audio	181,112	9,632	-		190,744
Amortization of production masters and film library	114,399	513,521	-		627,920
Warehouse expense and other	81,383	619,854	-		701,237

Total cost of revenues	10,399,667	60,236,921	-		70,636,588

Gross profit	6,941,437	21,216,539	-		28,157,976

Operating expenses (income):
Product development	116,783	389,857	-		506,640
Sales and marketing	5,957,629	17,712,478	-		23,670,107
General and administrative	2,198,703	9,642,331	(2,434,518	) (8)	9,406,516
Gain on sale, related party	-	(24,400)	-		(24,400)

Total operating expenses	8,273,115	27,720,266	(2,434,518)		33,558,863

Income (loss) from operations	(1,331,678)	(6,503,727)	2,434,518		(5,400,887)

Interest expense	(2,797)	(2,340)	-		(5,137)
Interest income and other	71,020	131,459	-		202,479

Income (loss) before provision for income tax	(1,263,455)	(6,374,608)	2,434,518		(5,203,545)

Provision for income tax	(107,000)	-	-		(107,000)

Income (loss) before equity in net loss from Distributor	(1,156,455)	(6,374,608)	2,434,518		(5,096,545)

Equity in net loss from distributor	(1,912,383)	-	1,912,383	(9)	-

Loss before extraordinary item	(3,068,838)	(6,374,608)	4,346,901		(5,096,545)

Extraordinary gain	50,033,503	-	(50,033,503)		-

Net income (loss)	$46,964,665	$(6,374,608)	$4,346,901		$(5,096,545)

Basic EPS
Income (loss) before extraordinary item	$(0.05)	NA	NA		$(0.03)
Extraordinary item	$0.82	NA	NA		NA
Net income (loss)	$0.77	NA	NA		$(0.03)
Basic weighted average shares	61,339,102	NA	143,124,571		204,463,673

Diluted EPS
Income (loss) before extraordinary item	NA	NA	NA		NA
Extraordinary item	$0.77	NA	NA		NA
Net income (loss)	$0.72	NA	NA		NA
Diluted weighted average shares	65,464,532	NA	152,750,575	(10)	218,215,107

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006

	Genius Products, Inc. (5)	Distributor (6)	Pro Forma Adjustments (7)		Pro Forma

Revenues:
Video and DVD	$159,498,364	$112,823,797	$-		$272,322,161
Theatrical	208,726	13,390	-		222,116
Audio	1,320,541	33,614	-		1,354,155
Royalties, licensing and other	426,938	1,625	-		428,563

Gross revenues	161,454,569	112,872,425	-		274,326,994
Sales returns, discounts and allowances	(40,517,543)	(31,418,966)	-		(71,936,509)

Net revenues	120,937,026	81,453,459	-		202,390,485

Costs and expenses
Cost of revenues:
Video and DVD	91,586,016	59,093,914	-		150,679,930
Theatrical	103,705	-	-		103,705
Audio	957,156	9,632	-		966,788
Amortization of production masters and film library	854,111	513,521	-		1,367,632
Warehouse expense and other	286,386	619,854	-		906,240

Total cost of revenues	93,787,374	60,236,921	-		154,024,295

Gross profit	27,149,652	21,216,539	-		48,366,191

Operating expenses (income):
Product development	1,368,131	389,857	-		1,757,988
Sales and marketing	22,506,293	17,712,478	-		40,218,771
General and administrative	14,494,058	9,642,331	(2,434,518	) (8)	21,701,871
Gain on sale, related party	(63,446)	(24,400)	-		(87,846)

Total operating expenses	38,305,036	27,720,266	(2,434,518)		63,590,784

Loss from operations	(11,155,384)	(6,503,727)	2,434,518		(15,224,593)

Interest expense	(166,773)	(2,340)	-		(169,113)
Interest income and other	512,408	131,459	-		643,867

Loss before provision for income tax	(10,809,749)	(6,374,608)	2,434,518		(14,749,839)

Provision for income tax	-	-	-		-

Loss before equity earnings from Distributor	(10,809,749)	(6,374,608)	2,434,518		(14,749,839)

Equity in net loss from Distributor	(1,912,383)	-	1,912,383	(9)	-

Loss before extraordinary item	(12,722,132)	(6,374,608)	4,346,901		(14,749,839)

Extraordinary gain	50,033,503	-	(50,033,503)		-

Net income (loss)	$37,311,371	$(6,374,608)	$(45,686,602)		$(14,749,839)

Basic EPS
Income (loss) before extraordinary item	$(0.21)	NA	NA		$(0.08)
Extraordinary item	$0.83	NA	NA		$-
Net income (loss)	$0.62	NA	NA		$(0.07)
Basic weighted average shares	60,873,472	NA	142,038,101		202,911,573

Diluted EPS
Income (loss) before extraordinary item	$(0.20)	NA	NA		NA
Extraordinary item	$0.77	NA	NA		NA
Net income (loss)	$0.58	NA	NA		NA
Diluted weighted average shares	64,998,902	NA	151,664,105	(10)	216,663,007

Notes to Supplemental Unaudited Pro Forma Consolidated Financial Information

(1)	Represents the Genius Products, Inc. unaudited balance sheet as of September 30, 2006.

(2)	Represents the Distributor unaudited balance sheet as of September 30, 2006.

(3)	Represents the consolidation of Genius Products, Inc. and the Distributor as if TWC exercised its right to convert its interest into the common equity of Genius Products, Inc.

(4)	Represents the goodwill for the transaction.

(5)	Represents the Genius Products, Inc. unaudited statement of operations for the three and nine months ended September 30, 2006.

(6)	Represents the Distributor unaudited statement of operations for the 71 days ended September 30, 2006 giving effect to the Transaction as closing on July 21, 2006.

(7)	Represents the adjustment to consolidate the pro forma Genius Products, Inc. and Distributor statement of operations for the three and nine months ended September 30, 2006.

(8)	Represents the adjustment to eliminate intangible asset amortization related to the transaction.

(9)	Represents the adjustment to eliminate the earnings from investee.

(10)	Represents the additional shares to be issued to TWC upon conversion of their interest in the Distributor into the common equity of Genius Products, Inc.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

In September 2001 (prior to the acquisition of Wellspring by American Vantage Media), Winstar (or its predecessor) sold a subsidiary, Winstar TV & Video (“TV & Video”), to Wellspring in exchange for $2,000,000 in cash and a promissory note in the amount of $3,000,000. The merger agreement provided that in the event the working capital of TV & Video was determined to be less than $3,000,000 at the closing of the merger, the sole remedy of Wellspring was a reduction in the principal amount of the promissory note by the difference between $3,000,000 and the actual amount of the working capital. The accountants for Wellspring determined that at the time of the closing of the merger, TV & Video had a working capital deficit. Based upon this determination and the provisions of the merger agreement, Wellspring determined that the amount due under the promissory note should be reduced to zero, and as a result no payment was made. On November 30, 2001, Wellspring informed Winstar of its determination regarding the working capital deficit, and Winstar subsequently advised Wellspring that it disputed the determination. Since 2001, Wellspring and Winstar have engaged in discussions in an effort to settle the dispute over the working capital calculation, but no settlement has been reached. On September 26, the Trustee for Winstar filed a Demand for Arbitration with the American Arbitration Association.

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

FALCON PICTURE GROUP MATTER

In October 2005, we commenced litigation against Falcon Picture Group, LLC (“Falcon”) in the Superior Court of San Diego County, Case No. GIN047884 seeking damages of $975,000 arising out of Falcon's breach of the license agreement. In October 2005, Falcon commenced litigation against Genius in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that Genius breached the terms of a license agreement by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks a damages award of approximately $83,332 subject to proof at trial. Falcon further alleges that as a result of Genius' purported default under the license agreement, Falcon is entitled to judgment declaring the license agreement to have been lawfully terminated. Genius has dismissed its San Diego action against Falcon in favor of refiling the same action against Falcon and its owner, Carl Amari, as a counterclaim in the Illinois Action.  The counterclaim was filed in the Illinois Action on July 12, 2006.  Genius is vigorously defending against the allegations thereof and seeking recovery of damages.

NOTE 7. STOCKHOLDERS' EQUITY

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

During the three months ended June 30, 2005, we committed to issue shares totaling $82,500 related to recruiting expenses incurred during the quarter. During the six months ended June 30, 2005, we committed to issue shares totaling $82,500 related to recruiting expenses incurred during the six months ended June 30, 2005. During the three months ended June 30, 2005, 162,000 common shares were issued related to the exercise of warrants for proceeds of $157,560.  During the three months ended June 30, 2005, we issued 724,000 shares for the exercise of warrants at $.63 to $1.00 per share and 82,600 shares for the exercise of options at $.80 to $1.50 per share.

During the three months ended September 30, 2005, we committed to issue shares totaling $117,250 related to recruiting expenses incurred during the quarter. As of September 30, 2005, 30,000 common shares were committed related to the exercise of warrants. During the nine months ended September 30, 2006, we issued 348,703 common shares related to the exercise of warrants for proceeds of $158,301. 139,231 of these warrants were cashlessly exercises. Additionally, during the nine months ended September 30, 2006, we issued 737,500 common shares related to the exercise of options for proceeds of $599,650. During the nine months ended September 30, 2006, we issued 10,000 common shares for services rendered.

SERIES W PREFERRED STOCK

As a condition to the closing of the transaction with TWC Holdings, we issued 100 shares of Series W Preferred Stock to TWC Holdings and its first-tier subsidiary, W-G Holding Corp. The Series W Preferred Stock provides the holders with significant rights, preferences and powers:

A. Voting. The holders of Series W Preferred Stock have the following voting rights:
1. General. Except as required by our certificate of incorporation or applicable law, the holders of Series W Preferred Stock are entitled to vote on all matters submitted to a vote of our stockholders, voting together with the holders of common stock (and of any other shares of our capital stock entitled to vote at a meeting of stockholders) as one class.

2. Voting Power When Threshold Amount Held. So long as the “TWC Holders” (the members of the Distributor other than Genius Products) and their permitted transferees (i) own the shares of Series W Preferred Stock, and (ii) collectively beneficially own or have the right to acquire at least 20% of our outstanding common stock (assuming conversion, exchange or redemption of Class W Units) (the “Threshold Amount”), the holders of Series W Preferred Stock will, in the aggregate, have voting rights and powers equal to the greatest of (i) 100 votes; (ii) the number of votes attributable to the number of shares of common stock that TWC Holders and their permitted transferees beneficially own or have the right to acquire, less the number of votes attributable to the shares of common stock which they may vote directly; and (iii) the number of votes that, together with all other votes entitled to be directly cast by the holders of shares of Series W Preferred Stock, entitle the holders of Series W Preferred Stock to exercise one vote more than one-half of all votes entitled to be cast by all holders of our capital stock.

3. Board of Directors. At any meeting, or in any written consent, of stockholders for the election or removal of directors, the holders of Series W Preferred Stock (voting separately as a single class) will be entitled to elect five (5) directors to our Board (the “Series W Directors”), three (3) of whom at the time of their election must be independent directors under applicable listing standards, and to remove, without cause, from office any Series W Director and to fill any vacancy caused by the resignation, death or removal of any Series W Director. Vacancies on the board resulting from the death, resignation or removal of a Series W Director may be filled by the remaining Series W Directors. So long as TWC and each of its affiliates and permitted transferees owns or has a right to own the Threshold Amount, the holders of our common stock (voting separately as a single class) are entitled to elect two (2) directors (the “At-Large Directors”), and to remove, without cause, from office any At-Large Director and, in the absence of any At-Large Directors, to fill any vacancy caused by the resignation, death or removal of any At-Large Director. Vacancies on the board resulting from the death, resignation or removal of an At-Large Director may be filled by the remaining At-Large Director.

4. Protective Provisions. The holders of Series W Preferred Stock have special protective provisions under our Charter. These protective provisions provide that the Company may not, without the approval of the holders of at least a majority of the Series W Preferred Stock, take certain important actions, including without limitation the following: (i) create or assume any indebtedness or liability, or provide any indirect financial assistance, or assume any mortgage, charge or other encumbrance on any property; (ii) sell, lease, exchange or dispose of, by any means, property or assets having a value in excess of $100,000; (iii) enter into or effect any conversion, consolidation or merger; (iv) take any action to liquidate or dissolve Genius Products; (v) engage, remove or replace the Company’s independent auditors; (vi) guarantee the liabilities or debts of any person other than a subsidiary; (vii) declare or make any dividends or distributions, except dividends or distributions payable solely to holders of common stock; (viii) appoint or remove the Company’s CEO, COO, CFO, or any other executive level officer or employee of the Company, or any other employee whose base compensation is in excess of $150,000 per year; (ix) change the size of our board of directors; (x) approve the annual or quarterly budget for the Company or the Distributor, or vary more than 10% from the amount budgeted for any material line item therein; (xi) engage in any debt or equity financing, refinancing, recapitalization or other capital raising transaction; (xii) approve or enter into any contracts, agreements, understandings or arrangements outside the ordinary course or providing for payments by or to the Company or any of its subsidiaries of obligations in excess of $100,000 per year; (xiii) commence or settle any litigation; (xiv) license any item of product outside the ordinary course or on terms other than fair market value; (xv) approve or adopt any material employee compensation plan or arrangement; (xvi) create any subsidiaries other than the Distributor; (xvii) amend our Charter or bylaws; or (xiii) authorize or issue any shares of capital stock or convertible instruments, with certain exceptions.

5. Vote Below Threshold Amount. At such time as the TWC Holders and their permitted transferees no longer beneficially own or have the right to acquire the Threshold Amount, the voting rights of the holders of the Series W Preferred Stock described above will immediately terminate and each share of Series W Preferred Stock will entitle the holder thereof to the number of votes represented by the number of shares of common stock into which all Class W Units held by TWC Holders and their permitted transferees would be converted, exchanged or redeemed pursuant to the LLC Agreement, divided by the number of shares of Series W Preferred Stock outstanding at the record date for such vote.

B. Dividend Provisions. The holders of outstanding shares of Series W Preferred Stock will be entitled to receive dividends, when, as and if declared by the board of directors, out of our assets legally available therefor, as may be declared from time to time by our board of directors.

C. Liquidation. In the event of the liquidation, dissolution, winding up or sale or other disposition of all or substantially all of the assets of the Company, whether voluntary or involuntary (“Liquidation”), the holders of Series W Preferred Stock will be entitled to receive with respect to each shares of Series W Preferred Stock, after payment of or provision for payment of the debts and other liabilities of Genius Products, cash or any other assets of Genius Products in an amount (or having a fair market value) equal to $0.01 plus all accrued but unpaid dividends up to and including the date of Liquidation.

D. Conversion. The Series W Preferred Stock will not be convertible into any other class of stock of the Company.

WARRANTS

A summary of warrant activity follows:

	Warrants Outstanding	Weighted Average Exercise Price

December 31, 2005	16,313,190	$2.15
Granted	-	$-
Exercised	(816,367)	$1.39
Canceled	(100,000)	$2.00

Total	15,396,823	$2.20

Warrants exercisable September 30, 2006	15,116,823	$2.20

	Warrants outstanding	Average remaining life	Weighted average exercise price warrants outstanding	Warrants exercisable	Weighted average exercise price warrants exercisable

Under $1.50	3,518,868	1.4	$1.17	3,518,868	$1.17
$1.50 - $1.99	485,778	8.8	1.81	205,778	1.72
$2.00 - $2.99	9,742,177	4.2	2.44	9,742,177	2.44
$3.00 - $3.99	1,650,000	2.2	3.00	1,650,000	3.00

	15,396,823	2.7	$2.19	15,116,823	$2.20

PRIVATE PLACEMENTS

In May 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 3,000,000 shares of our common stock and five-year warrants to purchase 270,000 shares of our common stock at an exercise price of $2.56 per share. The transaction closed on May 20, 2005, and we realized gross proceeds of $5.25 million from the financing before deducting commissions and other expenses. The fair value of the warrants was classified as equity in 2005 in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”

On December 5, 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 16,000,000 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 4,800,000 shares of common stock with an exercise price of $2.40 per share. The transaction closed on December 6, 2005 and we realized gross proceeds of $32 million from the financing, before deducting commissions and other expenses. The proceeds from the offering will provide working capital to fund new ventures as well as content acquisitions. The fair value of the warrants was classified as equity in 2005 in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”

NOTE 8. STOCK-BASED COMPENSATION

We use the Black-Scholes method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rates. The valuation is reduced by an estimate of stock option forfeitures.

We estimate the fair value of our stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option's expected term and the estimated future price volatility of the underlying stock, which estimates the fair value of the share-based awards. Our estimate of expected term in 2006 was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules. Beginning in 2006, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on our stock in accordance with guidance provided in SFAS 123R and SAB 107. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of our stock options.

Effective July 21, 2006, the stockholders voted to approve the amendment and restatement of our 2004 Stock Incentive Plan to (i) increase the number of shares of common stock available for issuance under the plan from 7,500,000 shares to 13,500,000 shares, provided that the proposed transaction with The Weinstein Company is consummated, and (ii) prohibit option repricing under the Plan without receipt of stockholder approval for such repricing.

We have adopted several stock option plans, all of which have been approved by our stockholders, that authorize the granting of options to purchase our common shares subject to certain conditions. At September 30, 2006, we had reserved 21.8 million of our common shares for issuance of share-based compensation awards under our stock option plans. At September 30, 2006, we have granted 7.7 million share-based compensation awards outside of our stock option plan. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

We issued 4,629,929 options during the first nine months of 2006. The amount of share-based compensation expense recognized in the three months ended September 30, 2006 and nine months ended September 30, 2006 is based on options issued prior to January 1, 2006 and issued during the first nine months of 2006, and ultimately expected to vest, and it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense recognized for the three and nine months ended September 30, 2006, was $3.1 million and $4.9 million, respectively. For the three and nine months ended September 30, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements. A total of $2.9 million of share based compensation expense was recorded as compensation expense in the statement of operations for the Distributor for the 72 days ending September 30, 2006. This change was reflected as an increase in the Investment in Distributor and for Genius Products, Inc. Management assessed the likelihood that deferred tax assets realization relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a 100% valuation allowance was required due to uncertainty as to the recoverability of these items.

During the nine months ended September 30, 2006 and 2005, we received proceeds of $755,947 and $83,580, respectively, related to the exercise of options.

We estimated share-based compensation expense using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Risk free interest rate	4.30%	4.40%
Expected dividend yield	-	-
Expected volatility	83%	78%
Expected life (in years)	3.6	3.4

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

December 31, 2005	21,400,146	$1.81
Granted	4,629,929	$1.87
Exercised	(737,500)	$0.82
Canceled	(3,337,043)	$1.93

Options outstanding at September 30, 2006	21,955,532	$1.84	6.9	$4,853,791

Vested and expected to vest at September 30, 2006	21,955,532	$1.84	6.9	$4,853,791

Options exercisable, September 30, 2006	17,245,336	$1.83	6.4	$4,627,101

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, we accounted for stock options for our plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Prior to the implementation of FAS 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted under our plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the three and nine months ended September 30, 2005:

	(Restated)	(Restated)
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss as reported	$(3,854,798)	$(11,383,472)
Compensation cost at fair value	(258,266)	(591,939)

Pro forma net loss	$(4,113,064)	$(11,975,411)

Basic and diluted net loss per share
As reported	$(0.08)	$(0.28)

Pro forma	$(0.09)	$(0.32)

The pro forma compensation cost recognized for the grant date fair value of the stock options granted during the three and nine months ended September 30, 2005 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Risk free interest rate	4.0%	3.4%
Expected dividend yield	-	-
Expected volatility	69%	42%
Expected life (in years)	3.0 years	3.7 years

NOTE 9. INCOME TAXES

For the nine months ended September 30, 2006, the Company did not record a tax expense or benefit after considering the full year expected results and the likelihood of recoverability of deferred tax assets.  As a result of the Transaction with TWC, as further discussed in Note 3, the Company recorded a deferred tax liability of $16,632,000.  The Company considered the expected reversal of this deferred tax liability in assessing the realizabilty of the deferred tax assets recorded at September 30, 2006.  As a result of this assessment, the valuation allowance was reduced by approximately $17.6 million during the nine months ended September 30, 2006.

Significant components of the provision for income taxes for the nine months ended September 30, 2006 is as follows:

September 30, 2006
Current Provision
Federal	$0
California	0

Deferred Provision
Federal	$0
California	0

Provision for Income Taxes	$0

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to our effective income tax rate is as follows:

September 30, 2006
Income tax computed at federal statutory tax rate	34.00%
State taxes, net of federal benefit	6.41%
Valuation allowance	-43.76%
Other	3.35%

0%

Significant components of our deferred tax assets (liabilities) at December 31, 2005 and September 30, 2006 consisted of the following:

	December 31, 2005	September 30, 2006
Net Operating Losses	$13,886,000	$14,962,000
Allowance accounts	404,000	0
State deferred	(401,000)	832,000
Other reserves	4,559,000	1,417,000
Accrued vacation	60,000	0
Deferred compensation cost	1,067,000	1,067,000
Depreciation	25,000	0
Wellspring deferred tax liability	(1,380,000)	0
Investment In Genius Products, LLC		(16,632,000)
Stock Options	0	495,000

Net deferred tax assets	$18,220,000	$2,141,000
Less valuation allowance	(19,600,000)	(2,141,000)

Net deferred tax asset (liability)	$(1,380,000)	$(0)

NOTE 10. LOSS PER SHARE

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

For the three and nine months ended September 30, 2006, we excluded from the computation of diluted earnings per share stock options and warrants to purchase 33,226,925 shares. For the three and nine months ended September 30, 2005, we excluded from the computation of diluted earnings per share stock options and warrants to purchase 25,489,454 and 25,446,248, respectively. All potential shares were antidilutive and excluded from loss per share calculations.

NOTE 11. SUBSEQUENT EVENTS

On October 17, 2006 Genius Products, LLC announced that it had entered into a multi-year agreement with World Wrestling Entertainment, Inc. (WWE®), to be the exclusive home entertainment distributor of all WWE® DVD titles, effective November 1, 2006. Under the terms of the multi-year agreement, Genius will be the exclusive U.S. distributor for all WWE® DVDs. New releases will include content from WWE’s 90,000-hour video library, the largest of its kind in the world, featuring content from RAW®, SmackDown!® and ECW® (Extreme Championship Wrestling™), pay-per-view events, including WrestleMania, and past and present Superstar profiles, among others. Genius assumes distribution for WWE®’s titles on November 1, 2006. The first title to be distributed features one of WWE®’s greatest legends, BORN TO CONTROVERSY: THE RODDY PIPER™ STORY (November 14, 2006, street date). This will be followed by THE SPECTACULAR LEGACY OF THE AWA® (November 21, 2006, street date) and the RAW brand’s pay-per-view, WWE CYBER SUNDAY™ 2006 (December 5, 2006, street date). Genius will release a minimum of 25 new titles in 2007, with additional plans to exploit WWE®’s DVD catalog of more than 100 titles. In 2006, 10 of WWE®’s DVD releases achieved the No. 1 position on the Sports DVD charts, according to Nielsen VideoScan. WRESTLEMANIA® 22 debuted at No. 5 among all DVD releases in the U.S. and is now the No. 1 best-selling WWE® DVD of all-time. Home entertainment revenue accounted for $42 million, or 10 percent, of WWE®’s revenues for fiscal year 2006, more than double from the prior fiscal year.

On October 18, 2006, Genius Products, LLC announced today that it had entered into a multi-year agreement with ImaginAsian Entertainment, Inc. to be the exclusive home entertainment distributor for ImaginAsian's expanding portfolio of Asian-genre motion pictures and television programs. ImaginAsian Entertainment, Inc., a multimedia company, through its multiple platforms, seeks to reach the major sub-segments of the Asian American community with entertainment, news and information. This community is one of the fastest growing, most economically influential ethnic populations in the U.S. Under the five year agreement, Genius has acquired the rights to distribute DVDs in North America under the ImaginAsian Home Video banner.

On October 26, 2006, Genius Products, LLC. announced that it had entered into an agreement with Discovery Communications, Inc. (DCI) to be the exclusive home entertainment distributor of Discovery Kids programming. Under the terms of the multi-year agreement, which marks Discovery Kids’ first ever home entertainment distribution agreement, Genius will be the exclusive distributor in the U.S. for Discovery Kids branded television properties, including content from the Ready Set Learn!™ block on TLC and Discovery Kids Channel. Genius plans a rollout of the Discovery Kids properties beginning in February 2007, delivering a minimum of 16 titles per year. Properties for release on DVD include Kenny the Shark, Tutenstein and Flight 29 Down, as seen on the Discovery Kids Channel and Paz and Save-Ums from Ready Set Learn!™, the preschool block that airs on TLC and Discovery Kids Channel. Home video release dates for the Discovery Kids titles will be announced on an ongoing basis.

On November 15, 2006, Genius Products, LLC announced that it will act as the exclusive distributor to TWC in executing and servicing TWC’s strategic alliance with Blockbuster. TWC and Blockbuster Inc. (NYSE: BBI, BBI.B) entered into a four-year exclusive alliance, which provides Blockbuster exclusive rental rights to TWC’s theatrical and direct-to-video movies, beginning Jan. 1, 2007. Under the terms of the agreement, TWC and Blockbuster will share rental revenues from TWC’s theatrical and direct-to-video titles.  Genius Products, LLC will provide distribution services to TWC in connection with the deal. This deal however, does not include the exclusive rights in connection with retail sell-thru sales of TWC’s home entertainment product. Through the agreement, Blockbuster will carry future theatrical and direct-to-video titles released by TWC and will have a three-year rental exclusivity for each title released.  In exchange for exclusivity, Blockbuster will pay TWC a minimum guarantee, determined by box office performance, for each theatrical picture, and based on the acquisition or production costs for each DTV title.  Blockbuster plans to showcase the TWC movies in special sections in its stores and online. It will also offer customers the TWC movies under its in-store guaranteed availability program, which guarantees customers that select movies will be in-stock or they get a “rain-check” free rental coupon for that movie. Blockbuster also plans to share general trending information with TWC, such as the types of movies and actors the Blockbuster consumer would like to see more of, which could provide valuable insights for future film projects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR GENIUS PRODUCTS, INC.

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

OVERVIEW

On July 21, 2006, Genius Products, Inc. (“we”, “our” or the “Company”) completed a strategic transaction with The Weinstein Company LLC (“TWC”) and its parent company, The Weinstein Company Holdings, LLC, and formed a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Closing”). Please see the discussion below under “Recent Strategic Transactions”. At the Closing we contributed to the Distributor all of our operating business, including substantially all of our assets, except for $1 million cash and certain liabilities, and received a 30% equity interest in the Distributor. The discussions in this section reflect our operations prior to the Closing. For the period from July 22 through September 30 (post Closing), we accounted for our investment in the Distributor on our financial statements using the equity method of accounting. Under the equity method of accounting, only our investment in and amounts due to and from the Distributor are included in our consolidated balance sheet. As a result, we recorded an asset on our balance sheet related to our investment interest in the Distributor. On our statement of operations, we recorded our 30% share of the Distributor's profit or loss as equity in net earnings (losses) from the Distributor. We recorded a gain upon consummation of the Transaction based on the difference between the fair market value of assets contributed and the net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor. After the Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product are reflected in the financial statements of the Distributor.

We, through the Distributor, are a leading independent home-entertainment distribution company that produces, licenses and distributes an expanding library of motion pictures, television programming, family, lifestyle and trend entertainment on DVD and other emerging platforms. The Distributor primarily focuses on five core content areas that include major theatrical film, sports, lifestyle, family/faith and independent film. The Distributor handles the distribution, marketing and sales for such brands as Asia Extreme™, Baby Genius®, Dimension Films, Dragon Dynasty™, Discovery Communications, Inc., ESPN®, IFC®, Imaginasian, NBC News®, Sundance Channel Home Entertainment® The Weinstein Company® and Wellspring™ and World Wrestling Entertainment, Inc. ®.

The Distributor sells proprietary content, license content from third parties for sale and distributes content for third parties for a fee. The Distributor currently has the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by The Weinstein Company (“TWC”), a new film company created by Robert and Harvey Weinstein (as discussed below), as well as ESPN, Discovery Communications and World Wrestling Entertainment®. The Distributor has released the following TWC titles on DVD: (i)  Derailed , starring Jennifer Aniston and Clive Owen on March 21; (ii)  Wolf Creek , an Australian horror film, on April 11; (iii)  Mrs. Henderson Presents , starring Judi Dench and Bob Hoskins, on April 18; (iv)  Hoodwinked , an updated retelling of the classic story of Red Riding Hood with the voices of Anne Hathaway, Glenn Close and Jim Belushi, on May 2 (vi) Doogal with the voices of Whoopi Goldberg, Jimmy Fallon, William H. Macy and Jon Stewart, on May 16; (vii) Transamerica , starring Felicity Huffman, winner of the Golden Globe Award for best actress, on May 23; (viii) The Libertine , starring Johnny Depp and The Matador , starring Pierce Brosnan on July 4 (viii) Scary Movie 4, directed by David Zucker , on August 15, and (ix)   Lucky Number Slevin, starring Bruce Willis on September 12. Upcoming releases include Feast, produced by Wes Craven, Ben Affleck and Matt Damon, Clerks II, directed by Kevin Smith. The Distributor will also release content on DVD for Rainbow Media and the Independent Film Channel or IFC.

The Distributor seeks to leverage its increasing market share and retail sales volumes from its relationship with The Weinstein Company to improve the distribution and sale of owned, licensed and distributed content in its other core content areas: sports, lifestyle, family/faith and independent film, illustrated by the recently announced exclusive distribution agreements with ESPN, World Wrestling Entertainment and Discovery Communications. The Distributor currently owns or has the rights to publish DVDs and audio CDs under the trademarked brands described in the following table. These brands include both proprietary and licensed brands. The Distributor works with a broad range of retail outlets including Wal-Mart, Best Buy, Target, Blockbuster, Movie Gallery, Netflix and Amazon.com to implement a specialized distribution strategy that consists of in-store displays that highlight our brands and promote its products that relate to these brands. The Distributor calls this specialized distribution strategy its Branded Distribution Network. The Distributor customizes its displays and promotions based upon the buying patterns, habits and demographics of the consumers. As the Distributor adds more content to its libraries, it intends to acquire, license, develop or distribute products with credible value and brand them for relevance to the consumer. The Distributor attempts to limit financial exposure through: i) detailed return on investment, or ROI, analysis on potential acquisitions of new content and ii) our newly implemented vendor managed inventory system that provides us a scalable infrastructure and cost effective technology to manage the supply chain process. The Distributor’s brands and products are described below.

Licensed Brands and Trademarks	Selected Owned or Licensed Content	Licensed Music Brands

Bazooka®	Berliner Film Company	Ansel Adams
Genius Entertainment®	J Horror Library (through Horizon	Baby Genius® *
Entertainment and Pony Canyon Inc.)
Hollywood Classics™	Jillian Michaels	Beatrix Potter™
IFILM®	NBC News Presents	Curious George®
National Lampoon®	Wellspring Library	Guess How Much I Love You™
Sundance Channel Home Entertainment™		Jay Jay the Jet Plane

	Selected Distributed Content	Kid Genius® *
	Amity Entertainment	My Little Pony®
	Brandissimo!	Paddington Bear™
	Bauer Martinez Entertainment	Raggedy Ann and Andy™
	Classic Media	Rainbow Fish™
	Discovery Communications	Spot the Dog™
	Grodfilms	The Little Tikes® *
	IFC	The Snowman™
	ImaginAsian	Tonka®
	Legend Films Library	Wee Worship™ *
Liberation Entertainment Library
Pacific Entertainment
Peace Arch Entertainment
Porchlight Entertainment
Seven Arts
Tartan Video USA
ESPN
The Weinstein Company
World Wrestling Entertainment

* See recent strategic transactions below

For the 21 days ending July 21, 2006, our business includes revenues from three major sources, as follows:

•	Sales of videos and DVDs (99.6%)

•	Sales of audio CDs and cassettes (0.2%)

•	Theatrical rental and other (0.2%)

As a result of releasing titles under our new venture with TWC as discussed below, revenue from the sale of videos and DVDs has increased relative to audio CDs and theatrical and other.

Consistent with other retail product distributors, we experience some degree of sales seasonality. Excluding the impact of acquisitions and new content agreements, our third quarter (period ending September 30) is typically the lowest sales period and our fourth quarter the highest. We have also historically experienced higher returns during the first two quarters than during the last two quarters. However, our historic changes in revenues may not be indicative of future trends and may not track industry seasonality norms. In addition, we are currently placing a higher focus on our branded and proprietary business and less of a focus on non-branded, value priced products compared to prior years. This change in focus may also affect the fluctuation in our quarterly results.

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

Recent Strategic Transactions

The Weinstein Company Transaction: On July 21, 2006, we completed a strategic transaction with The Weinstein Company LLC (“TWC”) and its affiliates pursuant to which we launched a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Closing”). The transaction closed following a special meeting of our stockholders to approve the transaction and related matters. Under the terms of the transaction, we contributed substantially all of our assets, employees and existing businesses to Genius Products, LLC, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. The venture also operates the former businesses of Genius Products, Inc., including the marketing, sales and distribution for other major branded entertainment content, such as Discovery Communications, ESPN, NBC News, Sundance Home Entertainment, Asia Extreme, Dragon Dynasty and IFC and World Wrestling Entertainment®. Genius Products, LLC is owned 70% by TWC’s parent company, The Weinstein Company Holdings LLC, and its first-tier subsidiary, W-G Holding Corp., and 30% by Genius Products, Inc. In addition, as part of the transaction with TWC, we added to our Board of Directors two TWC executives, Larry Madden, Executive Vice President and CFO, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting.

Our interest in the Distributor consist of Class G Units representing a 30% membership interest in the Distributor, and the interest of The Weinstein Company Holdings LLC and W-G Holding Corp. consists of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its owners is redeemable, at their option at any time from one year after the Closing, for up to 70% of the outstanding common stock of Genius Products, Inc., or with their approval, cash. From December 5, 2005, the date we entered into a Master Contribution Agreement relating to the transaction with TWC through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we first released for TWC commencing in March 2006 through the second quarter of 2006 in our financial statements.

On the Closing, the Distributor adopted an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) in the form agreed to by the parties.

Effective July 21, 2006, we issued to The Weinstein Company Holdings LLC and W-G Holding Corp. 100 shares of our Series W Preferred Stock. The Series W Preferred Stock provides them and their permitted transferees with (a) the right to elect five of the seven directors on our Board of Directors, (b) majority voting power over other actions requiring approval of our stockholders, and (c) the right to approve certain specified actions. The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value. On the Closing, we amended and restated our Certificate of Incorporation to, among other things, provide for the designation of the Series W Preferred Stock.

We and TWC also entered into a Registration Rights Agreement pursuant to which we agreed to register for resale our shares of Common Stock issuable upon redemption of TWC's Class W Units in the Distributor.

We recognized a partial gain on sale of $50.0 million before taxes representing the excess of total consideration less net assets transferred in the transaction. The taxes related to the partial gain recognized were offset by our existing deferred tax assets.

Sale of Baby Genius: On December 31, 2005, pursuant to an Asset Purchase Agreement, as amended (the “Asset Purchase Agreement”) with Klaus Moeller, who was our founder and formerly our CEO, and later Pacific Entertainment, Inc., we sold to Pacific Entertainment all of our right, title and interest in and to the following assets (the “Assets”), subject to the terms, conditions and limitations set forth in the Asset Purchase Agreement:
•	Audio and audiovisual works entitled “Baby Genius”;

•	Audio and audiovisual works entitled “Kid Genius”;

•	Audio and audiovisual works entitled “Little Tikes”;

•	Audio works entitled “Wee Worship”; and

•	Related intellectual property, agreements, documents and instruments.

Subject to limited exceptions, Pacific Entertainment agreed to assume any and all obligations for royalties, advances, reporting requirements, and all other obligations of any kind arising out of or in connection with all talent agreements, producer agreements, and any and all other agreements relating to the Assets and due after the signing of the Asset Purchase Agreement.

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

The Distributor will continue to distribute Baby Genius, Little Tikes and Wee Worship DVDs and music CDs and all new products under these brands. Under the distribution agreement, the Distributor will receive a distribution fee and recoup all of its expenses. The $3 million purchase price was determined by negotiations between the parties and our assessment of the reasonable value of the Assets and the distribution arrangement.

In conjunction with this transaction we recorded a gain on sale in the amount of $1,351,710, a note receivable in the amount of $1,712,353 representing the present value of a $2 million secured promissory note that we received in this transaction and a deferred gain of $1,212,353. We will recognize the deferred gain based upon the relative percentage of revenue we generate in each period relative to the total revenue expected to be generated over the term of the distribution agreement. During the three and nine months ended September 30, 2006, we recognized $24,400 and $63,446 of this gain, respectively. We have received payment in full for the secured promissory note, due on January 30, 2006, in the amount of $750,000, plus interest.

Recent Events

On July 7, 2006 we entered into an Output Distribution Agreement (the “Distribution Agreement”) with ESPN Enterprises, Inc. (“ESPN”) whereby ESPN granted to Genius, among other things and subject to the terms and conditions set forth in the Distribution Agreement, the rights to be the exclusive videogram distributor of all audiovisual productions released by ESPN during the term of the Distribution Agreement in the United States and Canada.

The initial term of the Distribution Agreement commenced on July 7, 2006 and continues, subject to the terms of the Distribution Agreement, through and including December 31, 2011 (the “Term”). Commencing immediately at the end of the Term, Genius shall have an additional six month period as a non-exclusive sell-off period for videograms, during which time Genius Products will have the right to continue to market, distribute and account for all videograms remaining in Genius Products’ inventory at the end of the Term. Subject to the terms of the Distribution Agreement, Genius Products shall pay ESPN a minimum guarantee of $4,500,000 in each of five Sales Periods (as defined in the Distribution Agreement) during the Term. Genius Products will receive a distribution fee which shall be computed in accordance with the terms of the Distribution Agreement. On July 21, 2006, the rights and obligations under the terms of Distribution Agreement were assigned to Genius Products, LLC.

On July 20, 2006, Genius Products, Inc. (the “Company”) entered into a Consulting Agreement with Bannon Strategic Advisors, Inc. pursuant to which the Company agreed to pay Bannon Strategic Advisors a fee of $20,833 per month for consulting and advisory services provided in accordance with the terms of the Consulting Agreement. Stephen Bannon, the Chairman of the Board of Directors of the Company, is affiliated with Bannon Strategic Advisors. On July 21, 2006, the rights and obligations under the terms of Consulting Agreement were assigned to Genius Products, LLC.

As previously disclosed on a Current Report on Form 8-K filed by the Company on December 9, 2005 (the “Prior Report”), the Company entered into an amendment to the employment agreement with its President and Chief Executive Officer, Trevor Drinkwater, dated December 5, 2005 (the “First Amendment”). The effectiveness of the First Amendment was conditioned upon the closing of the Transaction (as defined in Item 2.01 below), which occurred on July 21, 2006. The First Amendment was attached as Exhibit 99.1 to the Prior Report.

Prior to the effectiveness of the First Amendment, the Company agreed to pay Mr. Drinkwater the annual base compensation that would otherwise be payable during the first year following the closing of the Transaction pursuant to the terms of the First Amendment (the “Annual Base Compensation”). On July 20, 2006, the Company entered into a second amendment to the employment agreement with Mr. Drinkwater (the “Second Amendment”) pursuant to which the Company agreed to pay Mr. Drinkwater, effective as of June 1, 2006, at a rate equal to the Annual Base Compensation. Upon the closing of the Transaction with The Weinstein Company on July 21, 2006, the First Amendment became effective and Mr. Drinkwater’s compensation shall be determined in accordance with the terms thereunder.

CRITICAL ACCOUNTING POLICIES

THE FOLLOWING CRITICAL ACCOUNTING POLICIES ARE CONSISTENTLY APPLIED BY GENIUS PRODUCTS, INC. AND GENIUS PRODUCTS, LLC.

ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS. The allowance for doubtful accounts and provision for sales returns includes management's estimate of the amount expected to be uncollectible or returned on specific accounts and for losses or returns on other accounts as yet to be identified included in accounts receivable. In estimating the allowance component for unidentified losses and returns, management relies on historical experience and takes into account current information obtained from retailers including retail sell-through data and retail inventory data as available. The amounts we will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

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

Production Masters: Music production masters are stated at cost net of accumulated amortization. Costs incurred for music production masters, including licenses to use certain classical compositions, royalties, and recording and design costs, are capitalized and amortized over a three or seven year period using the straight-line method from the time a title is initially released. All exploitation costs, including print and advertising (P&A) costs associated with our theatrical department are expensed as incurred.

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

To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We determine the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

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

THE FOLLOWING CRITICAL ACCOUNTING POLICIES APPLY ONLY TO GENIUS PRODUCTS, INC.

INVESTMENT IN DISTRIBUTOR. The amount to be initially recorded for our investment in the Distributor is partially based on our fair value as determined by reference to the quoted market prices of Genius Products’ on the close of market on the date of Closing and partially based on the historical basis of the net assets surrendered in the Transaction. The carrying amount of our investment in the Distributor is adjusted to recognize our share of the earnings or losses of the Distributor after the Transaction. Pursuant to Accounting Principles Bulletin No. 18, we will be required to periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately resulting in an impairment loss.

INCOME TAXES As of September 30, 2006, we had total net operating loss carry-forwards for federal and state income tax purposes of $36,845,000 and $27,538,000 respectively which start expiring in 2012 through 2026. Included in our total net operating loss carryover, is approximately $12,900,000 of net operating losses we inherited as a result of the American Vantage Media (“AVMC”), a subsidiary of American Vantage Companies (“AVC”), and Wellspring Media, Inc. acquisition. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The entire deferred income tax assets have been offset by a valuation allowance since management does not believe the recoverability of the deferred income tax assets during the next year is more likely than not. Accordingly, we have not recognized a deferred income tax benefit as of September 30, 2006 in these financial statements.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of Genius Products, Inc.) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. The Company's net operating loss carry-forwards are subject to substantial annual limitations due to a change in ownership structure occurring prior to June 30, 2006.

RESULTS OF OPERATIONS OF GENIUS PRODUCTS, INC.

The discussions in this section reflect our operations for the 21 and 202 day periods ending July 21, 2006, the periods prior to the Closing. For the71-day period from July 22 through September 30 (post Closing), we account for our investment in the Distributor on our financial statements using the equity method of accounting. Under the equity method of accounting, only our investment in and amounts due to and from the Distributor are included in our consolidated balance sheet. On our statement of operations, we recorded our 30% share of the Distributor's profit or loss as equity in net earnings (losses) from Distributor. After the Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product are reflected in the financial statements of the Distributor. We did not compare the results of operations for the 21-day period ending July 21, 2006 with the three and nine months ended September 30, 2005 due to the fact that the time periods involved are not comparable, and the prior year periods consisted entirely of non-TWC product.

Revenues:

Video and DVD revenues for the 21 days ending July 21, 2006 were primarily composed of sales of The Weinstein Company (“TWC”) titles, The Matador and The Libertine, sales of branded and proprietary products including branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD, and Wellspring titles from AVMC. Video revenues for the 21 days and 202 days ended July 21, 2006 were $21.3 million and $159.5 million, respectively.
Theatrical revenues were composed of sales generated from film rentals by our theatrical division. Theatrical revenues were zero and $0.2 million for the 21 and 202 days ended July 21, 2006. In February 2006, we announced we will no longer release films theatrically.

Audio revenues for the 21 and 202 days ended July 21, 2006 were composed of Baby Genius, Kid Genius, licensed music CDs, interactive music programs, non-branded and value music products sold at an entry level price point at retail. Audio revenues were $0.3 million and $1.3 million for the 21 and 202 days ended July 21, 2006.

Royalties, licensing and other revenues were composed of royalties from licensing fees from Wellspring Media, Inc. and the license of our Baby Genius brand name. Royalties, licensing and other revenues for the 21 and 202 days ending July 21, 2006 were zero and $0.4 million, respectively.

Total gross revenues for the 21 and 202 days ended July 21, 2006 were $21.7 million and $161.4 million, respectively.

Sales returns, discounts and allowances were $4.3 million and $40.5 million for the 21 and 202 days ended July 21, 2006. This resulted primarily from the increase in sales from the video release of TWC's The Matador and The Libertine. The provision for sales returns and allowances is calculated in accordance with historical averages and industry changes, but may vary in the future based on customer and product mix.

Net revenues for the 21 and 202 days ended July 21, 2006 were $17.3 million and $120.9 million, respectively.

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

Video and DVD cost of sales were $10.0 million and $91.6 million for the 21 and 202 days ending July 21, 2006. Video and DVD cost of sales are primarily due to the video release of TWC's titles. Cost of sales related to TWC's titles include the remittance to The Weinstein Company and the related product cost of sales.

Theatrical cost of sales, composed primarily of print and advertising costs related to sales generated from film rental by our theatrical division, were zero and $0.1 million during the 21and 202 days ending July 21, 2006. Our theatrical division was discontinued in February 2006.

Audio cost of sales were $0.2 million and $1.0 million for the 21 and 202 days ending July 21, 2006. Audio cost of sales were attributable to the sale of audio CDs.

Amortization of production masters and film library was $0.1 million and $0.9 million for the 21 and 202 days ending July 21, 2006. Amortization of production masters and film library is primarily the result of the acquisition of AVMC.

Operating Expense:

Product development expenses were $0.1 million and $1.4 million for the 21 and 202 days ending July 21, 2006. Product development expenses are related to the release of new titles.

Sales and marketing expenses were $5.9 million and $22.5 million during the 21 and 202 days ending July 21, 2006. Sales and marketing is primarily attributable to the advertising campaigns for the video release of TWC's Scary Movie 4 which was released on August 15, 2006.

General and administrative expenses were $2.2 million and $14.5 million during the 21 and 202 days ending July 21, 2006. General and administrative expenses primarily relate to payroll, rent, and transaction costs. Investment banking, audit and legal fees of $1.4 million and $4.2 million for the 21 and 202 days ending July 21, 2006, respectively related to the Closing of the Transaction with The Weinstein Company. General and administrative also includes warrants and options expense associated with compensation to certain employees and outside consultants of $0.2 million and $1.9 million during for the 21 and 202 days ending July 21, 2006. General and administrative expenses were 12.7% and 12.0% of net revenues for the 21 and 202 days ending July 21, 2006.

On December 31, 2005, we sold to Klaus Moeller, our founder and former Chief Executive Officer, and subsequently to Pacific Entertainment, Inc., all of our right, title and interest in and to our “Baby Genius”, “Kid Genius”, “Little Tikes” and “Wee Worship” lines of business for a total purchase price of $3 million.

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

In conjunction with this transaction we recorded a gain on sale in the amount of $1,351,710 and recorded a note receivable in the amount of $1,712,353 representing the present value of a $2 million secured promissory note that we received in this transaction and a deferred gain of $1,212,353. We have subsequently received payment in full of the secured promissory note, due on January 30, 2006, in the amount of $750,000, plus interest. We will recognize the deferred gain based upon the relative percentage of revenue we generate in each period relative to the total revenue expected to be generated over the term of the distribution agreement. For the 21 and 202 days ending July 21, 2006, we recognized a gain of zero and $63,446, respectively relating to the deferred gain of $1.2 million at December 31, 2005.

We had interest income of $0.1 million and $0.5 million during 21 and 202 days ending July 21, 2006, respectively. We had interest expense of zero and $0.2 million during the 21 and 202 days ending July 21, 2006. Interest expense was associated with note payable that were partially repaid in the first quarter and interest income related interest earned on outstanding cash balances.

We had income tax expense of ($0.1) million and zero for the 21 and 202 days ending July 21, 2006.

As result of the foregoing, the net loss before extraordinary gain was $3.1 million and $12.7 million during the 21 and 202 days ending July 21, 2006.

Equity in net earnings (losses) from Distributor

During the 71-day period from July 22 through September 30, the Company’s 30% interest in the net loss of the Distributor was
$1.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during nine months ending September 30, 2006 was $4.0 million, primarily due to increases in accounts receivable, inventories, a decrease in accounts payable and the additions to our film library offset by increases in accrued expenses, remittance to licensor, allowance for doubtful accounts and provision for returns, and net income of $37.3 million. These changes are primarily related to the release of TWC titles. The increase in accounts receivable relates primarily to sales of Derailed, Mrs. Henderson Presents, Transamerica, Wolf Creek, Hoodwinked, Doogal, The Matador, The Libertine, Scary Movie 4 and Lucky Number Slevin during the nine months ending September 30, 2006. The increase in accrued expenses and inventories primarily relate to invoices received but not paid for the production of inventory and sales and marketing expenses for Scary Movie 4 and Lucky Number Slevin. The remittance to licensor primarily represents the amount owed to TWC after deducting the related cost of sales, marketing costs, and our distribution fee from net sales of TWC titles during the nine months ended June 30, 2006. Under the terms of the distribution agreement, we are required to pay TWC after collection of receipts, the amount of which is determined by net revenue, which as of September 30, 2006 had not been collected. However, prior to July 21, 2006, we bore the risk of accounts receivable collections. Allowance for doubtful accounts and provision for returns increased primarily as a result of reserves for returns related to the release of TWC titles. For the nine months ended September 30, 2005, net cash used in operations was $13.9 million, driven primarily by the net loss of $11.4 million, the increase in the development of our library, the decrease in accounts payable, offset by a decrease in accounts receivable. On July 21, 2006, we contributed substantially all of our assets and liabilities to the Distributor. These assets and liabilities are reflected on the balance sheet of the Distributor at September 30, 2006.

Net cash used in investing activities for the nine months ending September 30, 2006, was $21.1 million, primarily attributed to the investment in distributor. For the nine months ending September 30, 2005, net provided by investing activities was $0.2 million.

Cash used in financing activities for nine months ending September 30, 2006 was $4.4 million, resulting from the repayment of $5.3 million in notes payable. Cash provided by financing activities for the nine months ended September 30, 2005 was $12.8 million, resulting from the issuance of common stock for proceeds of $15.2 million, proceeds from the exercise of warrants and common stock, offset by the repayment of short-term debt of $2.3 million and the payment of offering costs of $0.8 million.

At September 30, 2006, Genius Products, LLC had cash balances of $21.5 million. We feel that we have sufficient liquidity to fund our operations through the remainder of 2006. However, we may consider additional issuance of equity and debt financing to fund future growth opportunities. Although we believe that the Distributor’s expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2006, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control. Although we own 30% of Genius Products, LLC, the Distributor, we only have access to the cash on the Distributor’s balance sheet to the extent that we agree with our partner, TWC, to make a distribution to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006, the cash and cash equivalents at Genius Products, Inc. and Genius Products, LLC were invested with financial institutions with investment grade credit ratings. Due to the short duration of our investment portfolio and the high quality of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not enter into hedging or derivative instrument arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In making this evaluation, our management considered deficiencies in our disclosure controls and procedures reported in our Annual Report on Form 10-K for the period ended December 31, 2005 and the disclosure and control deficiencies discussed below.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006.

We are not currently subject to the management reporting and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We currently expect to become subject to these requirements for our fiscal year ending December 30, 2007. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because we are not currently subject to the requirements of Section 404, our management has not yet assessed the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm has not audited our internal controls over financial reporting. Our management and independent registered public accounting firms have, however, from time to time identified actual or potential control deficiencies, which have resulted in changes in our internal controls as described below. We may also identify additional control deficiencies that require further remedial action as we prepare to comply with Section 404.

An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America. In the case of a significant deficiency, a more-than-remote likelihood exists of a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential. A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of PCAOB Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has identified the following deficiencies in our internal control over financial reporting as of September 30, 2006:

During the third quarter 2006 we discovered a control deficienty that certain items that had been shipped but had not been invoiced. We determined that we did not maintain effective controls to ensure that we recorded revenues for all shipments that actually occurred in the period. Specifically, effective controls were not designed and in place to ensure that we identified items that had shipped but had not yet been invoiced. As a result, our management concluded that as of September 30, 2006, we did not maintain effective internal control over financial reporting. The foregoing material weakness caused certain errors in our financial statement accounts during the three months ended June 30, 2006 and September 30, 2006, and required adjustments of our financial statements.

In connection with our third quarter 2006 closing process we were unable to monthly reconciliations between detailed sub-ledger and general ledger on certain key account balances in a timely manner. This deficiency was primarily attributable to a change in personnel and an overall lack of adequate resources.

In response to the identified control deficiencies which management believes are material weaknesses, described above, we have implemented changes to controls and processes to ensure all shipments during the period are invoiced in a timely manner. We have also established specific controls and procedures and have hired additional personnel to ensure the timely reconciliation between sub-ledger and general ledger on key account balances.

In addition, our management, with oversight from our Audit Committee, has dedicated significant resources and intends to engage external consultants to support management in its efforts to improve our control environment. Since June 30, 2006, we hired several additional internal accounting personnel with entertainment industry experience, increased training of accounting personnel and added personnel with information systems and accounting experience. We intend to further expand our internal accounting and compliance capabilities by hiring additional talent and enhancing training in critical areas. These ongoing efforts are focused on implementing process changes to strengthen our internal control and monitoring activities.

In light of both of the control deficiencies described above, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this quarterly report were prepared in accordance with GAAP. These measures included, among other things, expansion of our weekly, month-end and quarter-end closing procedures, including the reconciliation process of orders, shipments and invoices, and dedication of significant internal resources and external consultants to scrutinize orders and shipments. We have also retained outside consultants to implement systems enhancements to automate several system functions that will prevent invoicing and shipping errors and improve the timely reconciliations of key sub-ledger and general ledger accounts. As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Change in Internal Control Over Financial Reporting

There was no change in our internal control over the financial reporting during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, other than the deficiencies and remediation measures which are described above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have disclosed in previous reports filed with the Securities and Exchange Commission a complaint filed against our American Vantage Media Corporation and Wellspring Media, Inc. in U.S. Bankruptcy Court for the District of Delaware by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate. There have been no material developments in these matters. For a complete description of the facts and circumstances surrounding the Winstar litigation, see the disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2005 under “Item 3. Legal Proceedings”, which are incorporated by reference herein.

In October 2005, we commenced litigation against Falcon Picture Group, LLC (“Falcon”) in the Superior Court of San Diego County, Case No. GIN047884 seeking damages of $975,000 arising out of Falcon's breach of the license agreement. In October 2005, Falcon commenced litigation against Genius in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that Genius breached the terms of a license agreement by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks a damages award of approximately $83,332 subject to proof at trial. Falcon further alleges that as a result of Genius' purported default under the license agreement, Falcon is entitled to judgment declaring the license agreement to have been lawfully terminated. Genius has dismissed its San Diego action against Falcon in favor of refiling the same action against Falcon and its owner, Carl Amari, as a counterclaim in the Illinois Action.  The counterclaim was filed in the Illinois Action on July 12, 2006.  Genius plans to vigorously defend against the allegations thereof and seek recovery of damages.

ITEM 1A.     RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2006, in connection with our strategic transaction with The Weinstein Company LLC (“TWC”), we issued to TWC’s parent company, The Weinstein Company Holdings LLC, and its first-tier subsidiary, W-G Holding Corp., 100 shares of our Series W Preferred Stock. The sale of such securities was not registered under the Securities Act of 1933, as amended (the “Act”), or any state securities laws pursuant to an exemption from registration under Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on July 21, 2006 to consider and vote upon a strategic transaction with The Weinstein Company LLC and its affiliates. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of the proposals presented at the meeting were approved by the following votes:

Proposal	Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
1 - Contribution of assets pursuant to Master Contribution Agreement	40,702,755	62,872	56,842	0
2 - Amendment and restatement of Certificate of Incorporation (“Charter”)	17,907,056	0	0	0
2A - Charter provision restricting our acts or activities	22,718,969	140,052	56,392	0
2B - Increase in our authorized shares of common stock to 300,000,000 shares	22,735,763	122,925	56,725	0
2C - Authorization of Series W Preferred Stock	22,742,713	106,188	66,512	0
2D - Modification of the rights, preferences and powers of our Common Stock	22,750,966	98,372	66,075	0
2E - Charter provision by which we elect out of Delaware law restricting business combinations with interested stockholders	22,759,813	86,525	69,075	0
2F - Charter provision by which we renounce an interest or expectancy in, or in being offered the opportunity to participate in, corporate opportunities engaged in by TWC (including its affiliates and related persons)	22,635,761	185,027	94,625	0
3 - Amendment and restatement of 2004 Stock Incentive Plan to (i) increase shares available for issuance from 7,500,000 shares to 13,500,000 shares and (ii) prohibit option repricings under the Plan without receipt of stockholder approval	40,179,486	529,858	113,125	0
4 - Adjournments of the Special Meeting, if necessary, to permit further solicitation of proxies	37,340,109	3,426,285	56,075	0

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, dated July 21, 2006.*
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registrant’s Form 10-KSB filed on March 31, 2005).
10.1
Form of Amended and Restated Limited Liability Company Agreement of Genius Products, LLC, dated July 21, 2006 (incorporated by reference from Appendix C to the Registrant’s Definitive Proxy Statement filed on June 29, 2006).

10.2
Form of Distribution Agreement, dated July 17, 2006, by and between Genius Products, LLC and The Weinstein Company LLC (incorporated by reference from Appendix D to the Registrant’s Definitive Proxy Statement filed on June 29, 2006).

10.3	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Appendix F to the Registrant’s Definitive Proxy Statement filed on June 29, 2006).
10.4
Output Distribution Agreement, dated July 7, 2006, by and between Genius Products, Inc. and ESPN Enterprises, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K/A filed on September 29, 2006).

10.5
Consulting Agreement, dated July 20, 2006, by and between Genius Products, Inc. and Bannon Strategic Advisors, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on July 26, 2006).

10.6
Amendment No. 2 to Employment Agreement, dated July 20, 2006, by and between Genius Products, Inc. and Trevor Drinkwater (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K filed on July 26, 2006).

10.7	Registration Rights Agreement, dated July 21, 2006, by and between Genius Products, Inc. and The Weinstein Company LLC. *
10.8	Services Agreement, dated July 21, 2006, by and between Genius Products, Inc. and Genius Products, LLC. *
99.1	Financial Statements of Genius Products, LLC *
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2006	GENIUS PRODUCTS, INC., a Delaware Corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2006	By:	/s/ John Mueller
John Mueller Chief Financial Officer (Principal Financial and Accounting Officer)