Form 10-K
period 2006-12-31
GENIUS PRODUCTS INC
filed 2007-05-04
CIK 1098016

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER 000-27915

GENIUS PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0852923
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2230 BROADWAY, SANTA MONICA, CALIFORNIA	90404
(Address of principal executive offices)	(Zip Code)

(310) 453-1222
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $68,655,618 as of June 30, 2006 (computed by reference to the average of the bid and asked price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 65,421,762 shares of the registrant’s common stock outstanding as of March 31, 2007.

NOTICE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements”. To the extent that the information presented in this Annual Report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.

When considering forward-looking statements in this Annual Report, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, and other sections of this Annual Report. Except as required by law, we do not intend to update our forward-looking statements, whether written or oral, to reflect events or circumstances after the date of this Annual Report.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

TRANSACTION WITH THE WEINSTEIN COMPANY

On July 21, 2006, Genius Products, Inc. (“we”, “us”, “our” or the “Company”) completed a strategic transaction (the “TWC Transaction”) with The Weinstein Company LLC (“TWC”) and its parent company, The Weinstein Company Holdings LLC, and formed a venture named Genius Products, LLC (the “Distributor”) to exploit the U.S. home video distribution rights to feature film, television programming, documentary and direct-to-video releases owned or controlled by TWC and other content partners. At the closing of the TWC Transaction on July 21, 2006 (the “Closing”), we contributed to the Distributor all of our operating businesses, including substantially all of our assets, except for approximately $1.0 million in cash, the right to proceeds from the exercise of options and warrants issued prior to the Closing and certain liabilities. At the Closing, the Company received a 30% equity interest in the Distributor and became the managing member of the Distributor.

For the period from July 22, 2006 through December 31, 2006, we accounted for our investment in the Distributor using the equity method of accounting. Under the equity method of accounting, only our investment in and amounts due to and from the Distributor are included in our consolidated balance sheet. As a result, we recorded an asset on our balance sheet related to our investment interest in the Distributor. In our statement of operations, we recorded our 30% share of the Distributor’s loss as equity in net losses from the Distributor. We recorded a gain upon consummation of the TWC Transaction based on the difference between the fair market value of assets contributed and their net book value, reduced for the portion of the gain associated with our retained economic interest in the Distributor. After the Closing, substantially all of our revenues and expenses, including revenues from sales of TWC products, are reflected in the financial statements of the Distributor.

The information in this Annual Report pertaining to our business operations reflects the operations of the Company prior to the Closing and the operations of the Distributor after the Closing. In addition, we are including standalone financial statements of the Distributor, which are located immediately following the financial statements for the Company.

BUSINESS

Overview

We, through the Distributor, are a leading entertainment products distribution company that distributes, licenses, acquires and produces an expanding library of feature films, television programming, family, lifestyle and trend entertainment on digital versatile discs (“DVD”) and other emerging platforms such as the new high-definition DVD formats and digital distribution technologies. The Distributor produces and sells on DVD its own proprietary content, licenses content from third parties for distribution on DVD, and distributes content on DVD from third parties for a fee. To a limited extent, the Distributor also distributes a line of musical compact discs (“CDs”) under recognizable brand names in three categories: Classical, Instrumental, and Vocal.

The Distributor focuses primarily on the following four core, branded content areas, frequently referred to as “Content Verticals”:

•	Theatrical/Independent Films (includes Independent Film Channel (IFC)®, RHI Entertainment™ (Hallmark library), Tartan, The Weinstein Company® and Wellspring™)

•	Sports (includes ESPN® and World Wrestling Entertainment®)

•	Lifestyle (includes Animal Planet, The Learning Channel (TLC™) and Wellspring™)

•	Family/Faith (includes Classic Media, Discovery Kids™, Entertainment Rights and Sesame Workshop®)

The following table summarizes the Distributor’s primary brands and content suppliers:

Owned or Licensed Brands and Trademarks	Distributed Content
Animal Planet	Amity Entertainment
Berliner Film Company	Bauer Martinez Entertainment
Genius Entertainment	Brandissimo!
Grodfilms	BKN Entertainment
Hollywood Classics™	Classic Media
Jillian Michaels	Discovery Kids™
J Horror Library (through Horizon	Entertainment Rights
Entertainment and Pony Canyon)	ESPN ®
Laugh Factory	ImaginAsian Entertainment
Peace Arch Entertainment	Independent Film Channel (IFC) ®
Porchlight Entertainment	Legend Film Library
Spectrum Connections	Liberation Entertainment Library
Taffy Entertainment	Pacific Entertainment
The Flockhearts	RHI Entertainment™ (Hallmark Library)
The Learning Channel (TLC™)	Sesame Workshop®
Wellspring Library™	Seven Arts
Workout of Champions	Tartan Video USA
Televisa
The Weinstein Company®
World Wrestling Entertainment®

The Distributor’s agreements with TWC, ESPN®, Classic Media, Sesame Workshop®, World Wrestling Entertainment, Inc. ® and Discovery Communications, in combination with our acquisition of the Wellspring library in 2005, gives the Distributor a substantial library of high quality content comprising approximately 3,500 feature films and documentaries and 4,000 hours of television programming. We believe that the Distributor’s catalog of titles is integral to a well-balanced content portfolio that can generate substantial revenues with a diverse group of retailers and wholesalers.

The Distributor’s business strategy is to leverage its increasing market share and retail sales volumes from its relationships with TWC and other key content providers to add additional content partners, engage in profitable production and licensing of new content, and expand into complementary businesses such as interactive software (video games), mobile devices and licensing of our proprietary brands and content. The Distributor intends to continue to acquire rights to film and television libraries and enter into distribution agreements with new branded content suppliers.

Content Agreements

The Distributor is a party to a number of agreements under which it has the right to distribute and/or co-produce content with a variety of providers, including the following:

The Weinstein Company

The Distributor currently has the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC, a new film company created by Bob and Harvey Weinstein. Through April 10, 2007, the Distributor has released over 50 TWC titles on DVD, including the following titles:

•	Derailed, starring Jennifer Aniston and Clive Owen, on March 21, 2006;
•	Wolf Creek, an Australian horror film, on April 11, 2006;
•	Mrs. Henderson Presents, starring Judi Dench and Bob Hoskins, on April 18, 2006;
•	Hoodwinked, an updated retelling of the classic story of Red Riding Hood with the voices of Anne Hathaway, Glenn Close and Jim Belushi, on May 2, 2006;
•	Doogal, with the voices of Whoopi Goldberg, Jimmy Fallon, William H. Macy and Jon Stewart, on May 16, 2006;
•	Transamerica, starring Felicity Huffman, winner of the Golden Globe Award for best actress, on May 23, 2006;
•	The Libertine, starring Johnny Depp, on July 4, 2006;
•	The Matador, starring Pierce Brosnan, on July 4, 2006;
•	Scary Movie 4, directed by David Zucker, on August 15, 2006;
•	Lucky Number Slevin, starring Bruce Willis, on September 12, 2006;
•	Feast, produced by Wes Craven, Ben Affleck and Matt Damon, on October 17, 2006;
•	Clerks II, directed by Kevin Smith, on November 28, 2006;
•	School for Scoundrels, starring Billy Bob Thornton, on February 13, 2007;
•	Black Christmas, starring Michelle Trachtenberg and Lacey Chabert, on April 3, 2007; and
•	Bobby, directed by Emilio Estevez, on April 10, 2007.

Upcoming scheduled releases include Arthur and the Invisibles, directed by Luc Besson, on May 15, 2007; Hannibal Rising, based on the novel by Thomas Harris, on May 29, 2007; and Miss Potter, starring Renee Zellweger and Ewan McGregor, on June 16, 2007.

The Distributor maintains in perpetuity distribution rights for TWC content released during the term of the Distributor’s distribution agreement with TWC (the “TWC Distribution Agreement”).

Under the TWC Distribution Agreement, TWC granted a license to the Distributor to manufacture, promote and sell in the U.S. and its territories and possessions, through December 31, 2010 (or December 31, 2013 if TWC extends the term), DVDs, videocassettes and other forms of pre-recorded home video of feature films and direct-to-video releases which TWC has the right to distribute on home video. These releases include films produced by TWC as well as films which TWC acquires or obtains the right to distribute on home video. The TWC Distribution Agreement provides that the Distributor will earn a fee of between 3% and 6% on net sales of these home video products, depending on the level of these sales compared to theatrical box office revenues for the same films. The Distributor collects the proceeds from sales of home video products and remits these proceeds to TWC, minus the Distributor’s distribution fee of 3% to 6%, cost of goods sold (including manufacturing expenses) and certain marketing expenses.

The TWC Distribution Agreement contains complex provisions relating to payments, permitted expenses and other adjustments, and the foregoing discussion is intended only as a summary. For further information, the full text of the TWC Distribution Agreement is included as an exhibit to this Annual Report.

Classic/Entertainment Rights

In December 2006, the Distributor entered into multi-year agreements with Gold Key Home Video, Inc. (“Classic”) and Entertainment Rights Distribution Limited (“ER”), for the distribution, co-production and co-financing of multiple home video and videogame productions for the family, children and teen markets. Pursuant to these agreements, the Distributor will be the exclusive North American distributor of home video and certain digital media distribution rights for Classic’s and ER’s catalogs of children’s and faith-based animated films as well as other titles and series totaling, in the aggregate, more than 4,000 programs. These titles include Lassie, Fat Albert, Postman Pat, Rupert Bear, the best-selling holiday specials Rudolph the Red-Nosed Reindeer, Frosty the Snowman and Santa Claus is Comin’ to Town, and VeggieTales®, the world’s most popular faith-based kids’ brand with more than 50 million videos sold. The Distributor will also have North American home video and certain digital distribution rights in new productions, including The Lone Ranger, Gumby and She Ra, and for a slate of up to 12 new videogames to be produced and financed by the Distributor based on titles in the ER and Filmation catalogs. ER, Classic and TWC will be co-producing and co-financing new animated children's productions including Turok, Gumby, Kung Fu Magoo, Lone Ranger, Rupert Bear, Postman Pat and She-Ra. North American home video and digital distribution of co-productions will be handled by the Distributor and ER will distribute internationally. The productions will be managed by the Production and Development Group of TWC.

Sesame Workshop®

In February 2007, the Distributor entered into a multi-year agreement with Sesame Workshop® of New York to be the exclusive North American home entertainment distributor of Sesame Workshop®’s library of more than 100 titles. Included are Sesame Street, Sesame Beginnings, and Elmo's World. The agreement also includes the option to distribute Pinky Dinky Doo, which premiered in April 2006. The Distributor will maintain home video and certain digital distribution rights for the term of the agreement. The transaction will automatically increase the Distributor’s library by over 100 titles and further solidifies its emerging role as a leader in the growing family market.

ESPN®

In July 2006, the Company entered into an Output Distribution Agreement (the “ESPN Distribution Agreement”) with ESPN Enterprises, Inc. (“ESPN”) pursuant to which ESPN granted to the Company, among other things, the right to be the exclusive videogram distributor of all audiovisual productions released by ESPN during the term of the ESPN Distribution Agreement in the United States and Canada. All of the Company’s rights and obligations were assigned to the Distributor effective as of July 21, 2006. The initial term of the ESPN Distribution Agreement commenced on July 6, 2006 and continues, subject to the terms of the ESPN Distribution Agreement, through December 31, 2011 (the “Term”). Commencing immediately at the end of the Term, the Distributor will have an additional six month period as a non-exclusive sell-off period for videograms, during which time the Distributor will have the right to continue to market, distribute and account for all videograms remaining in the Distributor’s inventory at the end of the Term. Pursuant to the terms of the ESPN Distribution Agreement, the Distributor will pay ESPN a minimum guarantee of $4.5 million in each of five “Sales Periods” (as defined in the ESPN Distribution Agreement) during the Term. The Distributor will receive a distribution fee which shall be computed in accordance with the terms of the ESPN Distribution Agreement.

WWE®

In October 2006, the Distributor entered into a multi-year agreement with World Wrestling Entertainment, Inc. (WWE). Under the terms of the multi-year agreement, the Distributor will be the exclusive U.S. distributor for all WWE television and home video content, including the content in its 90,000-hour video library, the largest of its kind in the world, featuring content from RAW®, SmackDown!® and ECW® (Extreme Championship Wrestling™), pay-per-view events, including WrestleMania®, and past and present Superstar profiles, among others. The first title was released on November 14, 2006, and features one of WWE’s greatest legends, Born to Controversy: The Roddy Piper Story. This was followed by the release of The Spectacular Legacy of the AWA on November 21, 2006 and the RAW brand’s pay-per-view event, WWE Cyber Sunday™ on December 5, 2006. We expect to release a minimum of 25 new titles in 2007, and have additional plans to exploit WWE's DVD catalog of more than 100 titles. In 2006, ten of WWE’s DVD releases achieved the No. 1 position on the Sports DVD charts, according to Nielsen VideoScan.

ImaginAsian

In October 2006, the Distributor entered into a five-year agreement with ImaginAsian Entertainment, Inc. to be the exclusive North American home entertainment distributor for ImaginAsian's expanding portfolio of Asian-genre motion pictures and television programs. ImaginAsian Entertainment, Inc., a multimedia company, through its multiple platforms, seeks to reach the major sub-segments of the Asian American community with entertainment, news and information. This community is one of the fastest growing, most economically influential ethnic populations in the U.S.

Discovery Kids™

In October 2006, the Distributor entered into an agreement with Discovery Communications, Inc. (DCI) to be the exclusive U.S. home entertainment distributor (outside Discovery direct-to-consumer channels) of Discovery Kids™ television programming, including content from the Ready Set Learn!™ block on TLC™ channels.  The Distributor plans to release a minimum of 16 titles per year pursuant to this agreement. Properties for release on DVD include Kenny the Shark™, Tutenstein™ and Flight 29 Down, as seen on the Discovery Kids™ channel and Paz™ and Save-Ums™ from Ready Set Learn!™, the preschool block that airs on TLC™ channel. Home video release dates for the Discovery Kids™ titles will be announced on an ongoing basis.

TWC/Blockbuster

In November 2006, the Distributor announced that it will act as the exclusive distributor for TWC in servicing TWC’s unique four-year strategic agreement with Blockbuster, Inc. (NYSE: BBI, BBI.B), under which TWC provides its theatrical and direct-to-video movies on DVD for rental exclusively through Blockbuster. The Distributor will provide distribution services to TWC in connection with the deal.

Distribution/Supply Chain

The Distributor utilizes third-party distribution facilities located throughout the United States. The Distributor sells its products directly to retailers, rentailers and through key select wholesale distribution companies, including companies such as Alliance Entertainment Corp., Ingram, VPD and Baker & Taylor. The Distributor has excellent relationships with retailers nationwide and is a direct supplier to nearly every major retailer or major wholesaler that carries video and/or music products.

The Distributor has distribution in approximately 25,000 retail locations, and its products can be found at retail outlets nationwide, such as mass retail stores including Target, Wal-Mart, Kmart, Meijers, ShopKo, Costco and Sam’s Club; children’s toy stores including Toys R Us; electronics stores including Best Buy, Fry’s and Circuit City; bookstores including Borders and Barnes & Noble; music retailers including Trans World Entertainment and Virgin; internet retailers including Amazon.com, Netflix and iTunes; rental outlets including Blockbuster, Movie Gallery and Hollywood Video; direct marketing companies including QVC, Castalian Music and Columbia House; and other non-traditional outlets.

The Distributor works with a number of key retail outlets utilizing its Vendor Managed Inventory (“VMI”) system and contract merchandisers to allocate and manage a retailer’s inventory of the Distributor’s products on a store, display and shelf basis. The Distributor’s VMI system drives store level placement, replenishment and in-store displays which highlight and promote its distributed products and brands. The Distributor customizes store level application of products and replenishment strategies based upon the retailer’s inventory plan, store traits, seasonal trends and forecasted store traffic, as well as buying patterns, habits and demographics of the consumers to whom the products are targeted. The Distributor’s retail groups also work with retailers to develop promotional plans, re-price tactics and volume forecasts for catalog as well as recently released titles.

In November 2006, TWC announced an exclusive rental program with Blockbuster, pursuant to which TWC granted to Blockbuster the exclusive right to rent TWC content. The Distributor services TWC’s agreement with Blockbuster pursuant to the TWC Distribution Agreement.

For the 202 days ended July 21, 2006, Wal-Mart accounted for 29% of the Company’s net revenues. For the year ended December 31, 2005, Wal-Mart accounted for 40% of the Company’s net revenues, Target Corporation accounted for 27% of the Company’s net revenues and Dollar Tree Stores accounted for 26% of the Company’s net revenues.

Marketing and Sales

The Distributor’s marketing and sales strategies are designed to support the sale of products for the retail and licensing components of the Distributor’s business. For its proprietary content, the Distributor uses relatively low-cost marketing techniques, including public relations, promotional programs, in-store advertising and merchandising programs and cross-marketing with its branded content partners which are useful for marketing purposes but do not generate revenues directly. The Distributor continues to exhibit its products at select industry trade shows. For TWC content, the Distributor uses marketing programs and strategies consistent with major film studios, including advertising on television and radio, in magazines and newspapers and special promotions with retailers and consumer packaged goods companies.

Third-Party Content Licenses

A substantial portion of the Distributor’s business is dependent upon licenses that it obtains from third parties relating primarily to entertainment content, such as film, video and music. In addition, the Wellspring film library that we acquired in 2005, and which was contributed to the Distributor as part of the TWC Transaction, includes a large number of third-party licenses to films and documentaries.

As the Distributor adds more content to its library, the Distributor intends to distribute, license, acquire or produce products with credible value and brand them for relevance to the consumer. The Distributor attempts to limit financial exposure through (i) a detailed return on investment analysis of potential acquisitions of new content, and (ii) its newly implemented VMI system that provides the Distributor with a scalable infrastructure and cost-effective technology to manage the supply chain process.

Suppliers and Compliance with Environmental Laws

The Distributor is able to obtain its physical DVDs and CDs from a variety of suppliers. These items are readily available, and we would not expect the Distributor’s production to be seriously affected by the failure of any one supplier. We are not aware of any environmental laws that materially affect our business or the business of the Distributor.

Internet Business

Consumers who visit our website at www.geniusproducts.com can learn about us and the Distributor’s products. We are also creating a business-to-business section that will allow smaller independent retailers to order the Distributor’s products for resale in their stores and to gain access to promotional and marketing materials. We believe that a continued internet presence is desirable because it aids in consumer sales, business-to-business sales, brand exposure and retail sales.

Musical CDs

The Distributor distributes a line of musical CDs under recognizable brand names in three categories: Classical, Instrumental and Vocal. This line of business is no longer a material part of the Distributor’s business.

Competition

The retail and internet markets for entertainment products, including DVDs and CDs, are highly competitive. We face significant competition with respect to the number of products currently available, pricing and in securing distribution at retail outlets. The costs of entry into the retail and internet markets for competitive products are low, and there are no significant barriers to entry. There are many companies who could introduce directly competitive products in the short term that have established brand names, are better funded, have established distribution channels and have greater resources than we do.

Established companies who compete with the Distributor include major studios such as Buena Vista (Disney), Fox, Paramount, Sony, Warner Bros. and Universal Studios, as well as certain independent studios and suppliers such as Lionsgate, First Look and Image Entertainment. The Distributor’s portfolio of owned and distributed content from The Weinstein Company®, ESPN®, World Wrestling Entertainment®, Sesame Workshop®, Classic Media and others provides the Distributor with a high volume of major studio quality, theatrically released feature films and direct-to-video releases, which we believe provides the Distributor with a strong competitive position in the marketplace.

Corporate Information

We were organized under the laws of the State of Nevada on January 8, 1996 under a different name. In October 1999, we changed our name to Genius Products, Inc. On March 2, 2005, we changed our state of incorporation to Delaware. Our corporate headquarters are located at 2230 Broadway, Santa Monica, CA 90404, and our telephone number is (310) 453-1222. Our corporate website address is www.geniusproducts.com.

EMPLOYEES

As of March 31, 2007, the Distributor had 149 full-time employees and one part-time employee. Although Genius Products, Inc. has no employees, certain employees of the Distributor act as officers of Genius Products, Inc.

None of the Distributor’s employees are represented by an organized labor union. We believe that the Distributor’s relationship with its employees is good, and neither Genius Products, Inc. nor the Distributor has experienced an employee-related work stoppage.

INTERNET ACCESS TO OUR SEC REPORTS

Our Internet address is www.geniusproducts.com. Through our website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the Securities and Exchange Commission (the “SEC”): our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports. Our Proxy Statements for our Stockholder Meetings are also available through our website. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

We have a history of significant losses, and we may never achieve or sustain profitability.

We have incurred operating losses in every quarter since we commenced operations. As of December 31, 2006, we had an accumulated deficit of $29.9 million. Our net loss before extraordinary gain for the twelve months ended December 31, 2006 was $45.4 million. Our net loss for the year ended December 31, 2005 was $17.2 million and our net loss for the year ended December 31, 2004 was $6.0 million. We cannot provide assurances that we, or the Distributor, will achieve profitability in the future, even as a result of the TWC Transaction. Our continued operating losses may have a material adverse effect upon the value of our common stock and may jeopardize our ability to continue our operations.

Our business, results of operations and financial condition depend principally on the success of our relationships with The Weinstein Company LLC and our other key content suppliers.

A majority of our revenues are derived from the distribution rights accorded to the Distributor under its distribution agreements with TWC and other key content suppliers. Our business, results of operations, and financial condition therefore depend principally on the success of the relationships between TWC’s, and other key content suppliers’, personnel and those of the Distributor. Any deterioration in or termination of these relationships would have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that the Distributor will be successful in maintaining and developing its relationships with TWC and/or other key content suppliers.

Failure to achieve and maintain effective disclosure controls or internal controls could have a material adverse effect on our ability to report our financial results timely and accurately.

In connection with our internal reviews and audit of our financial results for the year ended December 31, 2006, we discovered material weaknesses. The material weaknesses we identified related to the following items: (i) timely and routine processes for reconciling certain accounts to the general ledger; (ii) detailed documentation and analysis to support certain reserve estimates; (iii) proper presentation of marketing related expenses associated with revenue generated from “Revenue Share” parties; (iv) proper application of stock compensation expense and incomplete record keeping related to stock option grants; (v) proper application of the provisions of SOP 00-2 Accounting by Producers or Distributors of Films for the recognition of revenues and expenses associated with the distribution agreement between TWC and the Distributor; (vi) timely assessment of accounts for realizability or impairment; (vii) accurate valuation and supporting documentation for certain assets as of the closing date of the TWC Transaction; and (viii) formal processes governing changes, access and controls and procedures related to our information technology systems.  In light of the material weaknesses related to our internal controls and processes over financial reporting, we and our independent registered public accounting firm concluded that our disclosure controls and procedures and our internal controls and processes over financial reporting were ineffective at December 31, 2006.

We are remediating these material weaknesses and have taken several actions to address these items.   Management together with the Audit Committee of the Company’s Board of Directors have dedicated significant resources and have hired an internal control manager and external consultants to support management in its efforts to improve our control environment and to review, remediate and implement controls and procedures to satisfy the Company’s requirement to be compliant with the requirements of Sarbanes Oxley by December 31, 2007.  We intend to further expand our internal accounting personnel, information technology systems and personnel and compliance capabilities by attracting additional talent, enhancing training and implementing system and process improvements in our accounting and record keeping. These ongoing efforts are focused on implementing process changes to strengthen our internal control and monitoring activities. However, these measures may not ensure that we will implement and maintain adequate controls over our financial reporting in the future. We have failed to meet the reporting deadline for this Report on Form 10-K. Any failure to implement required new or improved controls, or difficulties encountered in their implementations, could cause us to fail to meet our future reporting obligations. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal controls over financial reporting. Any of the foregoing could materially and adversely affect our business, our financial condition and the market value of our securities.

TWC’s success depends largely on Robert and Harvey Weinstein.

TWC is substantially dependent upon the services of Robert and Harvey Weinstein, and, therefore, TWC’s business, results of operations and financial condition could be adversely affected if TWC should lose the services of either of these individuals. TWC has entered into employment agreements with the Weinsteins. However, these agreements cannot assure TWC of the continued services of the Weinsteins. The loss of the services of either of the Weinsteins could have a material adverse effect on TWC’s ability to produce and distribute motion pictures, which could have a material adverse effect on the business, operating results and financial condition of the Distributor and its ability to profit from the sale of home video products. This, in turn, would have a material adverse effect on our business, results of operations and financial condition.

If the Distributor does not achieve target home video distribution rates for TWC’s films or meet other performance criteria, TWC may terminate its distribution agreement with the Distributor, which would have a material adverse effect on our business, results of operations and financial condition.

TWC has the right to terminate the TWC Distribution Agreement if the Distributor does not achieve target home video distribution rates for TWC’s films or meet other performance criteria specified in the TWC Distribution Agreement. We cannot assure you that the Distributor will have the financial and other resources necessary to perform adequately. Accordingly, we are subject to the risk that TWC may terminate the TWC Distribution Agreement, which would have a material adverse effect on our business, results of operations and financial condition.

If we cannot ramp up our operations quickly to accommodate the new business from TWC and other key content suppliers, our business may suffer.

The integration of the new titles that the Distributor will be distributing under its distribution agreements with TWC and other key content suppliers will continue to require significant management attention and expansion of our operations and employee base (which have been and will continue to be operated by the Distributor since the closing of the TWC Transaction). The Distributor must maintain adequate operational, financial and management information systems, and motivate and effectively manage an increasing number of employees and base of operations. Our future success will also depend in part on the Distributor’s ability to retain or hire qualified employees to operate its expanded businesses efficiently.

The loss of any of our major customers could harm us.

For the 202 days ended July 21, 2006, Wal-Mart accounted for 29% of the Company’s net revenues. This customer is expected to continue to be the major customer of the Distributor as a result of the TWC Transaction. The loss of any significant customers could have a material adverse effect upon the business of the Distributor and our business, results of operations and financial condition.

Our products are subject to returns.

Customers to which the Distributor sells have in the past returned significant amounts of products if it has not sold in accordance with their expectations or if newer versions of the product were available. We expect that they will continue to do so in the future and anticipate a certain level of returns, accounting for such when recognizing revenue based upon our historic return rates and estimates of returns based upon new product introduction. If product returns experienced by the Distributor are significantly greater than anticipated, it will negatively impact the business of the Distributor and our business, results of operations and financial condition.

Many of the Distributor’s operating expenses relating to the sales, marketing, production and distribution of content are recoupable and if the Distributor does not account for them appropriately to enable recoupment this could impact our profitability.

Many of the Distributor’s agreements with content licensors provide for the Distributor to collect receipts from customers, deduct a reserve for returns, deduct a distribution fee, deduct operating expenses relating to the sales, marketing, production and distribution of the content and remit the balance to the licensor. To the extent that the Distributor fails to account for all expenses related to a licensor in a particular accounting period, it may overstate the amount owed to the licensor and could potentially pay the licensor more than is actually due to the licensor for that accounting period.

There is a risk that the Distributor will not be able to recoup advances paid to its content providers.

In the normal course of its business, the Distributor pays to its content providers advances that are recoupable from the net sales of such content providers’ products. We anticipate that the Distributor will continue to pay such advances to new content providers. To the extent that the Distributor’s sales of these products fall below the Distributor’s projections, this could have a material adverse effect on the Distributor’s ability to recoup such advances and, in turn, the Distributor’s and our business, results of operations and financial condition.

There is a risk that the Distributor’s cash flow will not be sufficient to meet its operational needs.

At December 31, 2006, the Distributor had cash balances of $8.3 million. The Distributor may consider additional issuance of debt financing to fund future growth opportunities. Although we believe that the Distributor’s expanded product line offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that we or the Distributor will operate on a profitable basis in 2007, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

There is a risk that the rate at which the Distributor’s inventory becomes obsolete will exceed its estimated allowances.

The Distributor’s estimated allowances for obsolete or unmarketable inventory are based upon management’s understanding of market conditions and forecasts of future product demand, which are subject to change. If the actual amount of obsolete or unmarketable inventory significantly exceeds estimated allowances, it could have a material adverse effect upon the business of the Distributor and our business, results of operations and financial condition. As discussed in Item 7 below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we recently restated our quarterly financial statements for 2006 due to non-cash adjustments necessary to properly reflect the amount of inventory that the Distributor believes it will be able to sell.

Rapid technological change could render the Distributor’s current products obsolete.

The market for cassettes, CDs and DVD technology is subject to change. There can be no assurance that over time these technologies will not be affected by competition from another form of information storage and retrieval technology, such as on-line information services. A further strong advance in the technology surrounding cable and satellite that would give consumers access to information and entertainment may limit the expansion of the market for applications based on cassettes, CDs, and DVDs. The replacement of the Distributor’s technology by another information storage and retrieval technology, or the replacement of existing technology by a new technology at a pace too rapid for production adjustments, may also have a material adverse effect on the business of the Distributor and our business, financial condition and results of operations.

There is a risk that our business may be adversely affected because we and the Distributor are required to present content acquisition opportunities to TWC before pursuing those opportunities.

Subject to limited exceptions, if we or the Distributor are presented with a content acquisition opportunity that is above a certain dollar amount, then we or the Distributor, as applicable, must present the content acquisition opportunity to TWC, and the TWC parties will have the right to engage in the content acquisition opportunity. This requirement restricts our future business opportunities and may have a material adverse effect on the business of the Distributor and our business, results of operations and financial condition.

If we cease to serve as the managing member of the Distributor, we could become subject to the Investment Company Act of 1940, which could have a material adverse effect on our business.

The Amended and Restated Limited Liability Company Agreement of the Distributor (the “Distributor LLC Agreement”) contemplates that The Weinstein Company Holdings LLC (“TWC Holdings”) or its designee will become the managing member of the Distributor, instead of the Company, if we become insolvent or bankrupt, if we violate the membership interest transfer restrictions in the Distributor LLC Agreement or if a lender forecloses on a security interest granted with respect to our Class G Units in the Distributor. If we cease to serve as the managing member of the Distributor, then we could become subject to the Investment Company Act of 1940 (the “1940 Act”), which could have a material adverse effect on our business.

Under the 1940 Act, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. If we ceased to serve as the managing member of the Distributor and were deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, among other things, we would likely incur significant expenses and could be prohibited from engaging in our business or issuing our securities as we have in the past.

The motion picture industry is rapidly evolving, and recent trends have shown that audience response to both traditional and emerging distribution channels is volatile and difficult to predict. Neither we nor TWC can accurately predict the effect that changing audience demands, technological change or the availability of alternative forms of entertainment may have on the business of the Distributor, our business or the motion picture industry.

The entertainment industry in general, and the motion picture industry in particular, continues to undergo significant changes, due both to shifting consumer tastes and to technological developments. New technologies, such as video-on-demand and Internet distribution of films, have provided motion picture companies with new channels through which to distribute their films. However, accurately forecasting both the changing expectations of movie audiences and market demand within these new channels has proven challenging.

We cannot accurately predict the overall effect that shifting audience tastes, technological change or the availability of alternative forms of entertainment may have on the Distributor’s and, in turn, our business. In addition to uncertainty regarding the growth of the DVD market, we similarly cannot be certain that other developing distribution channels and formats, including video-on-demand, Internet distribution of films and high-definition, will attain expected levels of public acceptance or, if such channels or formats are accepted by the public, that the Distributor will be successful in exploiting the business opportunities they provide. Moreover, to the extent that these emerging distribution channels and formats gain popular acceptance, it is possible that demand for delivery through DVDs will decrease. Under the TWC Distribution Agreement, the Distributor may not have the right to distribute films from TWC through these other distribution channels.

As part of the TWC Transaction, the Distributor assumed the financial risk of customers’ nonpayment or delay in payment under the TWC Distribution Agreement, which could have a material adverse effect on our business, results of operations and financial condition.

The TWC Distribution Agreement provides that the Distributor will bear (and will not be entitled to recoup as distribution expenses) all bad debt expense and collection costs arising from its distribution of TWC titles. If the bad debt expense and collection costs are significant, then they could have a material adverse effect on the Distributor’s business, results of operations and financial condition, which, in turn, would have a material adverse effect on our business, results of operations and financial condition.

Our common stock is traded on the OTCBB, which may be detrimental to investors.

Our shares of common stock are currently traded on the Over the Counter Bulletin Board, or the OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation, which could reduce investor liquidity and the value realized upon share sales.

Our common stock is subject to penny stock rules which may be detrimental to investors.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which impose certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 individually or $300,000 together with their spouses). For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for “penny stock”. Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information about the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On January 17, 2007, the Distributor entered into a lease agreement with Del Mar Investors, L.P., under which the Distributor rents approximately 493 square feet of office space located in Del Mar, California, for a monthly rent of $1,800 per month. The Distributor has leased this office space on a month-to-month basis. This office space is used by certain of the Distributor’s executive officers and employees.

On January 23, 2007, the Distributor entered into a lease agreement with Maguire Properties, L.P., under which the Distributor rents approximately 5,050 square feet of office space located in Santa Monica, California, for a monthly rent of $31,300 per month. The Distributor has the right to terminate this lease at any time upon five (5) business days’ prior written notice. The Distributor’s accounting and finance departments are currently housed on a temporary basis in this office space.

On March 8, 2006, we entered into a lease agreement for a 17,400 square foot facility located in Santa Monica, California. This lease was assigned to the Distributor as part of the TWC Transaction. This facility has been used as our, and the Distributor’s, principal executive offices. This lease is for a five-year term which commenced in March 2006. Monthly rent for this space is as follows:

MONTH OF TERM	AMOUNT
1-12	$54,800
13-24	$56,500
25-36	$58,100
37-48	$59,900
49-60	$61,700

On March 22, 2005, as part of the acquisition of American Vantage Media Corporation and Wellspring Media, Inc., we assumed office space in New York and Santa Monica on a month-to-month basis. Effective as of April 30, 2006, we terminated our lease for the Santa Monica space. Effective as of the closing of the TWC Transaction, the Distributor assumed all of our rights and obligations under the New York lease, and continues to occupy the New York space for monthly rent of $17,800.

On January 5, 2007, the Distributor entered into a sublease agreement with The Advantage Network, LLC, under which the Distributor subleased to The Advantage Network, LLC its leasehold interest in a 5,603 square foot facility located in Solana Beach, California. This sublease is for a term commencing February 1, 2007 and ending December 31, 2008, and provides for monthly rent of $10,600 from February 1, 2007 through December 31, 2007, and $11,000 from January 1, 2008 through December 31, 2008. Until March 2006, we used this facility as our principal executive offices pursuant to a sublease agreement entered into in November 2003. The November 2003 sublease is for a five-year term which commenced in January 2004, and was assigned to the Distributor as part of the TWC Transaction. Monthly rent for this space is as follows:

MONTH OF TERM	AMOUNT
1-12	$11,200
13-24	$11,600
25-36	$12,000
37-48	$12,400
49-60	$12,900

In addition to the monthly rent, the Distributor is required to pay for increases in common area expenses over the base year of 2004. The Distributor also has the option to extend the lease for an additional five-year period, although we do not anticipate that the Distributor will exercise this option upon expiration of the term. Under the Distributor’s sublease agreement with The Advantage Network, LLC, the Distributor remains obligated to pay any rent and common area expenses under the November 2003 sublease in excess of the monthly rent paid by The Advantage Network, LLC.

On October 15, 2004, we entered into a sublease agreement for a 1,670 square foot facility located in Bentonville, Arkansas. This sublease has a term of 5 years and expires in October 2009. The monthly rent for this facility is $1,900 with an annual increase of 3 percent. This sublease was assigned to the Distributor as part of the TWC Transaction.

ITEM 3.  LEGAL PROCEEDINGS

Except as described below, neither we nor the Distributor are a party to any legal or administrative proceedings, other than routine litigation incidental to our business and that of the Distributor that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our, or the Distributor’s, financial condition or results of operations.

NEBG

On December 11, 2006, NEBG, LLC, a national organization whose members are independent video retailers, Nolan Anaya, dba Captain Video, and Todd Zaganiacz, dba Video Zone (collectively, “Plaintiffs”), filed a complaint (the “Complaint”) in the Superior Court of Massachusetts naming TWC Holdings, Genius Products, Inc. and Genius Products, LLC, as defendants (collectively, “Defendants”). The Complaint alleged that Defendants, in connection with an exclusive revenue sharing agreement between TWC Holdings and Blockbuster for the rental of DVDs of TWC product (“TWC DVDs”), planned to include a message on such TWC DVDs urging consumers to call a toll-free number if they rented the TWC DVDs from Plaintiffs. The Complaint alleged that such a message would suggest that Plaintiffs were engaged in wrongdoing by renting such TWC DVDs to their customers, which would amount to false advertising and violate the First Sale Doctrine of the Copyright Act. The Complaint alleged Massachusetts state law counts of unfair competition, unfair or deceptive acts or practices, and untrue and misleading advertising, as well as counts of negligent misrepresentation and tortuous interference with advantageous business relationships, and requested that the court enjoin Defendants from distributing any TWC DVDs with the toll-free number message.

On January 4, 2007, Defendants removed the case to the U.S. District Court of Massachusetts. The court denied Plaintiffs’ motion for a temporary restraining order on January 5, 2007, and denied Plaintiffs’ motion for a preliminary injunction on January 18, 2007. Defendants filed a motion to dismiss the Complaint on February 2, 2007, and the court heard oral arguments on the motion on March 9, 2007. In the hearing, Plaintiffs conceded that there is nothing improper or misleading with respect to the message currently contained on TWC DVDs, “This DVD is intended for sale only”. The court focused on the issue of ripeness and questioned whether the Complaint states a cause of action given that the Defendants have not (and are not alleged to have) included a toll-free number message on any of the TWC DVDs. The court is considering the parties’ arguments, and Defendants are awaiting a ruling on the motion to dismiss.

Wellspring

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

In September 2001 (prior to the acquisition of Wellspring by American Vantage Media Corporation), Winstar (or its predecessor) sold a subsidiary, Winstar TV & Video (“TV & Video”), to Wellspring in exchange for $2,000,000 in cash and a promissory note in the amount of $3,000,000. The merger agreement provided that in the event the working capital of TV & Video was determined to be less than $3,000,000 at the closing of the merger, the sole remedy of Wellspring was a reduction in the principal amount of the promissory note by the difference between $3,000,000 and the actual amount of the working capital. The accountants for Wellspring determined that at the time of the closing of the merger, TV & Video had a working capital deficit. Based upon this determination and the provisions of the merger agreement, Wellspring determined that the amount due under the promissory note should be reduced to zero, and as a result no payment was made. On November 30, 2001, Wellspring informed Winstar of its determination regarding the working capital deficit, and Winstar subsequently advised Wellspring that it disputed the determination. Since 2001, Wellspring and Winstar have engaged in discussions in an effort to settle the dispute over the working capital calculation, but no settlement has been reached.

We believe that, if an adverse judgment against Wellspring occurs or an adverse settlement is reached, our direct and indirect subsidiaries, the Distributor, American Vantage Media Corporation and Wellspring, will be entitled to full indemnification against any such losses by the initial owners of Wellspring (prior to American Vantage Media Corporation), and we will be entitled to indemnification by American Vantage Companies, the former owners of American Vantage Media Corporation.

Falcon Picture Group

On October 3, 2005, Falcon Picture Group, LLC (“Falcon”) commenced litigation against the Company in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that the Company breached the terms of a license agreement between Falcon and the Company by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks damages of approximately $83,332, as well as an accounting of royalties supposedly due to Falcon.

The Company’s primary defense is that Falcon breached the license agreement by delivering defective content to the Company, double billing for content and failing to honor a provision in the license agreement requiring Falcon to indemnify the Company in the event of claims by third parties that the Company did not possess the legal right to sell Falcon content. The Company believes the evidence will demonstrate that there was no monetary default on its part under the license agreement insofar as, at the time of the alleged default, Falcon was indebted to the Company for an amount substantially in excess of the sum Falcon claims was past due. Accordingly, the Company has commenced litigation against Falcon and its owner, Carl Amari, in the form of a counter claim seeking damages of $975,000 arising out of, among other claims for relief, Falcon’s breach of the license agreement. Discovery is in its early stages and the action has not been scheduled for trial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Stockholders was held on December 12, 2006. Of the 61,534,357 shares eligible to vote, 44,894,525 appeared by proxy and established a quorum for the meeting. The singular matter considered at the annual meeting was the election of directors, with the holders of our common stock entitled to appoint two directors and the holders of our Series W Preferred Stock entitled to appoint four directors. The items listed in the table below were approved by, respectively, a majority of the common stockholders appearing at the meeting and a majority of the Series W Preferred stockholders appearing at the meeting.

		VOTES FOR	VOTES AGAINST	VOTES WITHHELD	NOT VOTED
1.	Election of Directors by Common Stockholders
	Stephen K. Bannon	38,106,421	1,751,000	5,037,104	0
	Trevor Drinkwater	38,115,396	1,742,025	5,037,104	0

		VOTES FOR	VOTES AGAINST	VOTES WITHHELD	NOT VOTED
2.	Election of Directors by Series W Preferred Stockholders
	James G. Ellis	100	0	0	0
	Herbert Hardt	100	0	0	0
	Larry Madden	100	0	0	0
	Irwin Reiter	100	0	0	0

Also on December 12, 2006, the holders of our Series W Preferred Stock, pursuant to their rights under our Amended and Restated Certificate of Incorporation to elect up to five of our directors, appointed Bradley A. Ball as a director by unanimous written consent.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock trades on the over-the-counter bulletin board (“OTCBB”) under the symbol “GNPI”. The market represented by the OTCBB is extremely limited and the price for our common stock quoted on the OTCBB is not necessarily a reliable indication of the value of our common stock. The following table sets forth the high and low bid prices for shares of our common stock for the periods noted, as reported on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Calendar Year 2005	First Quarter	$ 2.48	$ 1.35
	Second Quarter	2.55	1.65
	Third Quarter	2.10	1.41
	Fourth Quarter	2.61	1.37

Calendar Year 2006	First Quarter	$ 2.35	$ 1.62
	Second Quarter	2.08	1.55
	Third Quarter	2.12	1.63
	Fourth Quarter	2.72	1.78

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which impose certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 individually or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.

Stock Performance Graph

The following graph compares the performance of our common stock over the five preceding fiscal years to the weighted average performance over the same period of the stock of companies included in the NASDAQ Composite Index and the S&P Movies and Entertainment Index. The graph assumes $100 was invested at the close of trading on December 31, 2001 in our common stock and in each of the indices and that all dividends were reinvested. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns, and we will not make or endorse any predictions of future stockholder returns.

Stockholders

As of March 31, 2007, we had approximately 65,421,762 shares of common stock issued and outstanding which were held by approximately 221 stockholders of record, including the holders that have their shares held in a depository trust in “street” name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of December 31, 2006.

 (Securities in thousands)
	Number of securities to be issued Upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	32,771	$1.99	7,928
Equity compensation plans not approved by security holders	—	—	0
Total	32,771	$1.99	7,928

Dividend Policy

Our Board of Directors determines any payment of dividends. We have never declared or paid cash dividends on our common or preferred stock. We do not expect to authorize the payment of cash dividends on our shares of common or preferred stock in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements and other business and financial considerations.

Sales of Unregistered Securities

On March 2, 2005, we engaged in a private placement of 6,518,987 shares of our common stock and five-year warrants to purchase 1,303,797 shares of common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The transaction closed on March 3, 2005 and we realized gross proceeds of $10.3 million from the financing, before deducting commissions and other expenses. We agreed to register for resale the shares of common stock issued in the private placement and shares issuable upon exercise of warrants. Such registration statement became effective on May 11, 2005.

On March 22, 2005, in connection with the Company’s acquisition of American Vantage Corporation from American Vantage Companies (“AVC”), the Company issued to AVC (i) 7,000,000 shares of the Company’s common stock valued at $2.27 per share and (ii) warrants to purchase 1,400,000 shares of the Company’s common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share.

In May 2005, we engaged in a private placement of 3,000,000 shares of our common stock and five-year warrants to purchase 270,000 shares of our common stock at an exercise price of $2.56 per share. The transaction closed on May 20, 2005, and we realized gross proceeds of $5.25 million from the financing before deducting commissions and other expenses.

On December 5, 2005, we engaged in a private placement of 16,000,000 shares of our common stock and five-year warrants to purchase 4,800,000 shares of common stock with an exercise price of $2.40 per share. The transaction closed on December 6, 2005 and we realized gross proceeds of $32 million from the financing, before deducting commissions and other expenses.

On October 4, 2005, we entered into a Note and Warrant Purchase Agreement with a group of investors (collectively, the “Investors”). Under the Note and Warrant Purchase Agreement, the Investors loaned a total of $4.0 million to the Company in exchange for (i) promissory notes in favor of the Investors with a total principal balance of $4.0 million and (ii) five-year warrants to purchase a total of 280,000 shares of our common stock at an exercise price of $1.88 per share.

From time to time, the Company has awarded stock options to certain individuals outside of the Company’s stock option plans.

The aforementioned sales of securities were not registered under the Securities Act of 1933, as amended (the “Act”), or any state securities laws, and were sold in private transactions exempt from registration pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes included in this Annual Report.

(In thousands, except per share information)	Years Ended December 31,
	2006*	2005	2004	2003	2002
Statement of Operations data:

Revenues, net of sales returns, discounts and allowances	$119,011	$22,328	$16,630	$3,069	$2,144
Cost of revenues	130,870	22,883	13,893	2,150	1,592
Gross profit (loss)	(11,859)	(555)	2,737	919	552
Operating expenses (income):
General and administrative	19,867	14,747	8,231	3,531	3,304
Restructuring	-	2,745	-	-	-
Gain on sale, related party	(63)	(1,352)	-	-	-
Equity in net loss from Distributor	7,989	-	-	-	-
Total operating expenses	27,793	16,140	8,231	3,531	3,304
Loss from operations	(39,652)	(16,695)	(5,494)	(2,612)	(2,752)
Interest expense and other, net	86	(465)	(551)	(130)	(35)
Loss before provision for income taxes	(39,566)	(17,160)	(6,045)	(2,742)	(2,787)
Provision for income taxes	5,797	1	1	1	1
Extraordinary gain, net of taxes	54,203	-	-	-	-
Net income (loss)	$8,840	$(17,161)	$(6,046)	$(2,743)	$(2,788)

Basic and diluted EPS
Loss before extraordinary item	$(0.74)	$(0.42)	$(0.25)	$(0.16)	$(0.20)
Extraordinary item	0.89	-	-	-	-
Net income (loss)	$0.15	$(0.42)	$(0.25)	$(0.16)	$(0.20)
Basic and diluted weighted average shares	60,949	40,400	23,827	17,574	13,839

Balance Sheet data:
Cash and cash equivalents	$3,745	$30,597	$1,224	$941	$746
Working capital	3,707	21,441	60	1,150	590
Investment in Distributor	84,796	-	-	-	-
Total assets	89,428	76,365	12,996	5,575	2,283
Redeemable common stock	-	414	395	491	466
Deferred gain, related party	-	1,212	-	-	-
Total stockholders' equity	75,483	55,188	4,432	2,723	1,053

* For 2006, the financial data reflects results from the Company's new venture with The Weinstein Company, and will not be comparable to prior years. Results reflect operations of Genius Products, Inc. from January 1 through July 21, 2006 and the Company's equity in net loss from Distributor from July 22 through December 31, 2006.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED RESTATEMENTS OF 2006 QUARTERLY FINANCIAL STATEMENTS

On April 12, 2007, the Audit Committee of the Board of Directors of the Company determined that it was necessary to restate the Company’s unaudited consolidated financial statements and other financial information at and for the fiscal quarters ended March 31, June 30 and September 30, 2006. The majority of the restatement adjustments relate to non-cash items. The restatements are reflected in the financial statements included in this Report on Form 10-K, and the Company intends to file shortly amendments to its Form 10-Qs for the quarterly periods in 2006. The restatements relate to the correction of the following errors in the Company’s financial statements at and for these dates (See also Note 9 to the consolidated financial statements of the Company included elsewhere):

1.    The Company revised the computation of its stock option non-cash compensation expense under the provisions of FAS 123(R) Accounting for Stock Based Compensation and EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“Stock Option Compensation Expense”), for the fiscal quarters ended March 31, June 30 and September 30, 2006. The revised computation changed Stock Option Compensation Expense in each of the three above-mentioned fiscal quarters.

Additionally, the Company revised its computation of Stock Option Compensation Expense in the fiscal quarter ended September 30, 2006 to properly reflect the accelerated vesting of employee and non-employee awards of stock options which occurred upon the closing of the TWC Transaction as of July 21, 2006. This non-cash adjustment was necessary as the Stock Option Compensation Expense related to the accelerated vesting was recorded in the records of the Distributor. For the three months ended March 31, 2006, the Company decreased its Stock Option Compensation Expense by $0.1 million. For the three months ended June 30 and September 30, 2006, the Company increased Stock Option Compensation Expense by $0.4 million and $4.1 million, respectively.

2.    The Company revised its reported net revenue amounts for the fiscal quarters ended March 31, June 30 and September 30, 2006 to properly reflect net revenue in the appropriate periods. The need for these corrections resulted from cut-offs due to the closing of the TWC Transaction on July 21, 2006 (as opposed to a month-end cut-off date), cut-offs at June 30 and errors in the timing of recognition of invoices and expenses. For the three months ended June 30 and September 30, 2006, the Company increased its revenue in the amount of $2.3 million and decreased its revenue in the amount of $2.0 million, respectively. In addition, the Company identified errors in the treatment of revenue from revenue-sharing agreements and revised its reported net revenue to comply with the provisions of EITF 01-09 Accounting for Consideration Given by a Vendor to a Customer. The total non-cash adjustments required to decrease revenue for the three months ended March 31, June 30 and September 30, 2006, were $0.7 million, $1.2 million and $0.3 million, respectively.

3.    The Company revised its advertising and marketing expense to properly expense advertising and marketing related items as incurred and revised participations expense to comply with the provisions of SOP 00-2, Accounting by Producers or Distributors of Films. The Company increased advertising and marketing expense by $2.6 million for the three months ended March 31, 2006, and decreased advertising and marketing expenses by $1.6 million for the three months ended June 30, 2006. For the three months ended March 31 and June 30, 2006, the Company reduced participation expense by $1.5 million and increased participation expense by $0.4 million, respectively.

4.    The Company reduced an accrued liability on its balance sheet by approximately $0.4 million for the fiscal quarter ended March 31, 2006, to reflect that the Company does not have any obligation associated with redeemable common stock that had been accrued for and disclosed in prior fiscal periods. The redeemable common stock was reclassified to additional paid-in capital.

5.    The Company revised its operating results for the fiscal quarter ended June 30, 2006 to account for the impairment of its film library, advances made to participants and physical inventory based upon the Company’s shift in its business from value-priced product to branded content. These non-cash adjustments were necessary to properly reflect the realizability of such assets as of June 30, 2006. The total non-cash adjustments required to decrease film library, advances made to participants and physical inventory as of June 30, 2006 were $11.6 million, $2.2 million and $4.6 million, respectively.

6.    The Company increased by $10.0 million the amount it recorded as an extraordinary gain associated with the TWC Transaction as of July 21, 2006, primarily as a result of the restatement item in paragraph 5 above. This non-cash adjustment was necessary since adjustments that the Company recorded in the fiscal quarters ended March 31 and June 30, 2006 changed the carrying amount of certain assets and liabilities that were contributed to the Distributor.

7.    The Company decreased by $1.4 million the amount it recorded for expenses for the fiscal quarter ended September 30, 2006 to properly allocate certain sales and general and administrative costs between the Company and the Distributor in the period that they were incurred. In addition, the Company revised the amount it recorded for its equity in earnings of the Distributor for the fiscal quarter ended September 30, 2006, to properly reflect its earnings as a result of adjustments made to the operating results of the Distributor. The total non-cash adjustment required to adjust the Company’s equity in net loss of the Distributor for the fiscal quarter ended September 30, 2006 was a decrease of $1.8 million.

8.    The Company revised its tax provision amounts for the fiscal quarters ended March 31, June 30 and September 30, 2006 to properly reflect its tax provision for these periods.  The need for these corrections resulted from the liability recognized in purchase accounting in connection with the Wellspring acquisition and the TWC Transaction. For the three months ended March 31 and three months ended June 30, the Company decreased its tax provision by $46,000 and $1.3 million, respectively, and for the three months ended September 30, the Company increased its tax provision by $13.1 million, including amounts attributable to the extraordinary gain.

9.    The company revised the presentation of its advertising and marketing expenses and bad debt expense for the fiscal quarters ended March 31, June 30 and September 30, 2006 to reclassify these amounts from operating expenses to cost of revenues.

The effects of the restatements on net revenues, cost of revenues, gross profit (loss), general and administrative costs, net income (loss), basic and diluted loss and income per common share, accounts receivable, film library, accrued expenses, and stockholders’ equity as of and for the quarters ended March 31, June 30 and September 30, 2006 are set forth in Note 9 in the Company’s financial statements attached to this Annual Report.

TRANSACTION WITH THE WEINSTEIN COMPANY

On July 21, 2006, Genius Products, Inc. (“we”, “us”, “our” or the “Company”) completed a strategic transaction (the “TWC Transaction”) with The Weinstein Company LLC (“TWC”) and its parent company, The Weinstein Company Holdings LLC (“TWC Holdings”), and formed a venture named Genius Products, LLC (the “Distributor”) to exploit the U.S. home video distribution rights to feature film, television programming, documentary and direct-to-video releases owned or controlled by TWC and other content partners. At the closing of the TWC Transaction on July 21, 2006 (the “Closing”), we contributed to the Distributor all of our operating business, including substantially all of our assets, except for approximately $1.0 million in cash, the right to proceeds from the exercise of options and warrants issued prior to the Closing and certain liabilities. At the Closing, the Company received a 30% equity interest in the Distributor and became the managing member of the Distributor.

For the period from July 22, 2006 through December 31, 2006 (after the Closing), we accounted for our investment in the Distributor using the equity method of accounting. Under the equity method of accounting, only our investment in and amounts due to and from the Distributor are included in our consolidated balance sheet. As a result, we recorded an asset on our balance sheet related to our investment interest in the Distributor. In our statement of operations, we recorded our 30% share of the Distributor’s loss as equity in net losses from the Distributor. We recorded a gain upon consummation of the TWC Transaction based on the difference between the fair market value of assets contributed and their net book value, reduced for the portion of the gain associated with our retained economic interest in the Distributor. We entered into a master contribution agreement related to the TWC Transaction effective December 5, 2005 and operated under an interim distribution agreement with TWC through July 21, 2006. During that period, we recorded the results from releasing TWC titles in our financial statements. After the Closing, substantially all of the operating activities that we previously conducted, including releasing TWC products, are reflected in the financial statements of the Distributor.

The information in this Annual Report pertaining to our business operations reflects the operations of the Company prior to the Closing and the operations of the Distributor after the Closing. In addition, we are including standalone financial statements and footnotes of the Distributor, which are located immediately following the footnotes for the Company.

We recognized an extraordinary gain on sale of $54.2 million after taxes, representing the excess of total consideration less net assets transferred to the Distributor in the TWC Transaction net of the Company’s retained ownership interest in the Distributor.

CRITICAL ACCOUNTING POLICIES

NOTE: THE FOLLOWING CRITICAL ACCOUNTING POLICIES ARE CONSISTENTLY APPLIED BY BOTH GENIUS PRODUCTS, INC. AND GENIUS PRODUCTS, LLC.

ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS. The allowance for doubtful accounts and provision for sales returns includes management's estimate of the amount expected to be uncollectible or returned on specific accounts and losses or returns on other accounts as yet to be identified included in accounts receivable. We provide for future returns of home video product at the time the products are sold. We calculate an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. We also analyze other factors, including our historical experience with similar types of sales, information we receive from retailers and our assessment of the product's appeal based on domestic box office success and other research. Actual returns are charged against the reserve. The amounts we will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

INVENTORIES. Inventories consist of raw materials and finished goods and are valued at the lower of cost or market. Cost is determined on an average cost basis, which approximates the first-in-first-out method of valuation. The Distributor regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

LONG-LIVED ASSETS.

Film Library: We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to cost of sales in accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, using the individual film forecast method over a period of ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of the unamortized film or library costs to its estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting our results of operations and financial condition.

Goodwill and Other Intangible Assets: We evaluate the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its net book value. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.

To evaluate whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's net book value, including goodwill. We determine the fair value of each reporting unit using the present value of expected future cash flows for that reporting unit. If the net book value of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We also evaluate other intangible assets to determine whether such assets have been impaired.

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

REVENUE RECOGNITION. Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of SOP 00-2 and Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition. Revenues are recorded upon the receipt of goods by the customer for titles that do not have a “street date” (when it is available for sale by the customer). If a title has a street date, we recognize the initial shipment as revenue on that date and all subsequent shipments after street date are recognized as revenue upon the receipt of goods by the customer. Under revenue sharing arrangements, rental revenue is recognized on or after the street date and when we are entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

NOTE: THE FOLLOWING CRITICAL ACCOUNTING POLICIES ARE APPLIED ONLY BY GENIUS PRODUCTS, INC.

INVESTMENT IN DISTRIBUTOR. The amount initially recorded for our investment in the Distributor was partially based on our fair value as determined by reference to the quoted market price of the Company’s common stock at the close of the market on the closing date of the TWC Transaction and partially based on the historical basis of the net assets surrendered in the TWC Transaction. The carrying amount of the Company’s investment in the Distributor is adjusted to recognize our share of the earnings or losses of the Distributor after the TWC Transaction. Pursuant to Accounting Principles Bulletin No. 18, we will be required to periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately, resulting in an impairment loss.

INCOME TAXES. As of December 31, 2006, we had total net operating loss carry-forwards for federal and state income tax purposes of $50.3 million and $41 million, respectively which start expiring in 2011 through 2026. Included in our total net operating loss carryover, is approximately $17.6 million of net operating losses we inherited as a result of the AVMC acquisition pertaining mainly to the Wellspring division. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The net increase in our valuation allowance was $4.7 million in 2006, $12.3 million in 2005 and $2.6 million in 2004. All of our deferred income tax assets have been offset by a valuation allowance as management does not believe the recoverability of the deferred income tax assets is more likely than not to occur. The Company has recorded a net deferred tax liability relating to its investment in Genius Products, LLC. The deferred tax liability related to Genius Products, LLC is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis.

GENIUS PRODUCTS, INC.

The following discussion and analysis of the financial condition and results of operations of Genius Products, Inc. should be read in conjunction with the financial statements and notes thereto of the Company contained in this report. The discussion contains forward-looking statements that relate to future events or the Company’s future financial performance that involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. For additional information concerning these factors, see the information under the caption “Risk Factors” in Item 1A above.

The discussion in this section reflects the Company’s operations for the 202 day period ending July 21, 2006, the period prior to the closing of the TWC Transaction. For the 163 day period from July 22 through December 31, 2006 (post-closing), we accounted for the Company’s investment in the Distributor on the Company’s financial statements using the equity method of accounting. Under the equity method of accounting, only the Company’s investment in and amounts due to and from the Distributor are included in the Company’s consolidated balance sheet. On the Company’s statement of operations, we recorded the Company’s 30% share of the Distributor's profit or loss as equity in net earnings (losses) from the Distributor, as adjusted for certain basis differences. After the closing of the TWC Transaction, substantially all of the operating activities previously conducted by the Company as well as the results from releasing TWC product are reflected in the financial statements of the Distributor. We did not compare the results of operations for the 202 day period ending July 21, 2006 with the year ended December 31, 2005 due to the fact that the time periods involved are not comparable, and the prior year operations focused solely on non-TWC product.

The Company does not report its different product lines as segments because we do not allocate our resources among product lines nor do we measure performance by product line. We do not maintain discrete financial information regarding product lines. Our sales, marketing and product development efforts among our different product lines are supported by one integrated group of individuals. Additionally, our warehousing costs also reflect support of all product lines and as such cannot be segmented.

Results of Operations of Genius Products, Inc. for 202 days from January 1 to July 21, 2006

Revenues

Revenues for the 202 days ended July 21, 2006 were $119.0 million, net of sales returns, discounts and allowances of $40.9 million. Net revenues for the 202 days ending July 21, 2006 were primarily composed of sales of TWC titles, Derailed, Wolf Creek, Mrs. Henderson Presents, Hoodwinked, Transamerica, The Matador and The Libertine, sales of branded and proprietary products including branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD, and Wellspring titles from AVMC.

Consistent with other retail product distributors, the Company has experienced some degree of sales seasonality; however, subsequent to the July 21, 2006 completion of the TWC Transaction described below, sales seasonality will be reflected in the revenues and operations of the Distributor directly, and in the Company’s results of operations indirectly, through its equity interest in the Distributor.

Excluding the impact of acquisitions and new content agreements, the third quarter (period ending September 30) is typically the lowest sales period and the fourth quarter the highest. We have also historically experienced higher returns during the first two quarters than during the last two quarters. However, historic changes in revenues may not be indicative of future trends and may not track industry seasonality norms. In addition, the Distributor is currently placing a higher focus on branded and proprietary business and less of a focus on non-branded, value-priced products compared to our practice in prior years. This change in focus may also affect the fluctuation in our quarterly results.

Costs and expenses

Cost of Revenues

Cost of revenues consists primarily of the raw material and manufacturing costs of products sold to customers, packaging and shipping costs, advertising and marketing, amortization of our film library, and participations and royalties. Participation expenses related to TWC’s distribution agreement are accrued in the proportion that current year’s revenues for a title bear to management’s estimates of the ultimate revenue expected to be recognized for that title.

Manufacturing and distribution expenses were $26.5 million for the 202 days ending July 21, 2006. Manufacturing and distribution expenses are primarily due to the video release of TWC’s titles during such period.

Advertising and marketing expenses were $18.0 million during the 202 days ending July 21, 2006. Advertising and marketing is primarily attributable to the advertising campaigns for the video release of TWC’s Derailed, Wolf Creek, Hoodwinked, Doogal, The Matador, and The Libertine. Advertising and marketing expenses are recorded in the period in which these expenses are incurred.

Amortization and participation expenses were $86.4 million for the 202 days ending July 21, 2006. Amortization and participation expenses include amortization of film library and participation expenses related to TWC and other licensors.

Operating Expenses

General and administrative expenses were $19.9 million for the year ended December 31, 2006 and 17% of net revenues.

During the 163-day period from July 22 through December 31, 2006, the Company’s 30% equity in the net loss of the Distributor was $8.0 million.

Other Income and Expense

The Company had interest income of $0.1 million and $11,000 of interest expense during the 202 days ending July 21, 2006. Interest income relates to interest earned on outstanding cash balances, and interest expense was associated with notes payable that were partially repaid in the first quarter.

The Company had income tax expense of $5.8 million for the year ended December 31, 2006.

As result of the foregoing, the net loss before extraordinary gain was $45.4 million for the year ended December 31, 2006.

As a result of the closing of the TWC Transaction, the Company recorded an extraordinary gain of $54.2 million after taxes. The extraordinary gain represents the fair value of the 70% interest in Genius Products, Inc. relinquished in the TWC Transaction, determined by reference to the Company’s equity market capitalization on July 21, 2006, less the carrying amount of net assets.

Net income was $8.8 million for the year ended December 31, 2006.

Results of Operations of Genius Products, Inc. for 2005 Compared to 2004

Revenues

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

Theatrical revenues were composed of sales generated from film rental by our theatrical subsidiary, Wellspring Media Inc., that we acquired from AVMC on March 22, 2005. Theatrical revenues were $0.8 million for the year ended December 31, 2005, as compared to zero for the comparable prior year. On February 20, 2006 we announced a corporate realignment of this subsidiary.

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

Costs and Expenses

Cost of Revenues

Cost of sales consists primarily of the cost of products sold to customers, packaging and shipping costs, amortization of production masters and library, and participations and royalties paid on sales of licensed products. For analytical purposes we review amortization of production masters and library as a stand-alone cost element and discuss the aggregate cost of producing, packaging, and shipping of the audio, DVD, and royalty, licensing and other products. Generally, cost of sales increased as a result of increased sales.

Video and DVD cost of sales increased $2.3 million, or 19.4%, during the year ended December 31, 2005 to $13.7 million as compared to $11.4 million during the comparable prior year. The increase resulted from an increase in Video and DVD sales, partially due to the addition of AVMC into our Video and DVD product mix for 2005 and a reserve recorded for obsolete products determined by management to be of limited or no value. Video and DVD cost of sales in 2005 were 55.1% of DVD and VHS revenues, as compared to 71.7% for 2004. The decrease in Video and DVD costs for the year ended December 31, 2005, as compared to the year ended December 31, 2004, was the result of an increase of higher margin products in our sales mix during 2005. The improvement in the cost of sales and the reserve for obsolescence are due in part to our decision to decrease our sales of value priced, lower margin content and increase the sale of our proprietary content.

Theatrical cost of sales, composed primarily of releasing costs associated with film prints and advertising related to the exhibition and promotion of films in theaters by our subsidiary, Wellspring Media Inc., were $2.1 million for the year ended December 31, 2005 as compared to zero during 2004. During 2005, theatrical releasing costs included significant expenditures on the theatrical release of titles including Palindromes, Kings & Queens, Wild Side, and The Beat My Heart Skipped. Theatrical releasing expenditures can vary from period to period, often in advance of a theatrical release and the associated film rental revenues that are generated from exhibiting the film.

Audio cost of sales increased $2.6 million, or 221.9%, during the year ended December 31, 2005 to $3.8 million, as compared to $1.2 million for the year ended December 31, 2004. The increase in cost of sales was due to higher audio sales for 2005 compared to 2004. Audio cost of sales in 2005 was 63.7% of audio revenues, as compared to 40.2% in 2004. This increase was due ---primarily to the reserve of inventory during the second and fourth quarters of 2005.

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

Gross Profit

Gross profit decreased $3.3 million to a gross loss of $0.6 million in 2005 as compared to a gross profit of $2.7 million in 2004 due primarily to a reserve recorded for obsolete products determined by management to be of limited or no value and higher amortization of production master and film library.

Operating Expenses

General and administrative expenses increased by $6.5 million, or 79% during the year ended December 31, 2005 to $14.7 million, as compared to $8.2 million during 2004. These increases were primarily due to increased payroll, rent, and utilities as a result of the acquisition of AVMC, increased payroll and overhead to support the increased sales volume anticipated as part of the new relationship with The Weinstein Company from which revenue will not be generated until 2006, increased transaction costs including investment banking, audit and legal fees related to the transaction announced with The Weinstein Company, severance costs associated with employees and outside consultants and warrants and options expense associated with compensation to certain employees and outside consultants. Additional expenses include increased insurance, accounting and legal costs associated with the larger combined entity. General and administrative expense as a percentage of net revenues increased from 49% in 2004 to 66% in 2005. Excluding expenses of $2.4 million associated with TWC transaction fees and TWC-related overhead and other charges, general and administrative expenses would have been $12.3 million in 2005, or 55% of net revenue, as compared to $8.2 million, or 49% in 2004.

We reorganized our executive management team and terminated an exclusive agreement with our financial advisor during the third quarter ended September 30, 2005. As a result, severance related charges of approximately $2.7 million were recognized, of which $1.4 million was related to non-cash compensation expense resulting from the grant of additional vested stock options and the acceleration of certain unvested stock options. As of December 31, 2005, the remaining severance obligation was $0.3 million.

Other Income and Expense

On December 31, 2005, we sold to Klaus Moeller, our founder and former Chief Executive Officer, all of our right, title and interest in and to our “Baby Genius”, “Kid Genius”, “Little Tikes” and “Wee Worship” lines of business for a total purchase price of $3 million.

The purchase price was payable as follows:

•	$0.25 million in cash on signing;
•	$0.75 million by means of secured promissory note due and payable in full, together with all accrued interest, on January 30, 2006, bearing interest at the rate of 4.5% per annum; and
•
$2 million by means of a secured promissory note due and payable in full, together with all accrued interest, on the fifth anniversary of the closing date, bearing interest at a rate of 4.5% per annum.

In conjunction with this transaction we recorded a gain on sale in the amount of $1.4 million and recorded a note receivable in the amount of $1.7 million representing the present value of a $2 million secured promissory note that we received in this transaction. We have subsequently received payment in full of the secured promissory note, due on January 30, 2006, in the amount of $0.75 million, plus interest.

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

Liquidity and Capital Resources

Net cash used in operations during the twelve months ended December 31, 2006 was $3.9 million, primarily due to increases in net accounts receivable, inventories, a decrease in accounts payable and additions to our film library offset by increases in accrued expenses, remittance due to licensor, and net income of $8.8 million. These changes are primarily related to the release of TWC titles during the 202-day period prior to the closing of the TWC Transaction on July 21, 2006. The increase in accounts receivable relates primarily to sales of Derailed, Mrs. Henderson Presents, Transamerica, Wolf Creek, Hoodwinked, Doogal, The Matador and The Libertine. The increase in inventories primarily relate to the production of inventory for Scary Movie 4 and Lucky Number Slevin. The increase in remittance due to licensor primarily represents the amount owed to TWC after deducting the related cost of revenues, marketing costs and distribution fee from net sales of TWC titles. Allowance for doubtful accounts and provision for returns increased primarily as a result of reserves for returns related to the release of TWC titles. On July 21, 2006, we contributed substantially all of our assets and liabilities to the Distributor. These assets and liabilities are reflected on the balance sheet of the Distributor at December 31, 2006.

Net cash used in investing activities was $21.1 million, primarily attributed to the investment in the Distributor.

Cash used in financing activities for twelve months ended December 31, 2006 was $1.9 million, resulting from the repayment of $5.2 million in notes payable offset by proceeds from the exercise of stock options and warrants.

At December 31, 2006, the Company had cash balances of $3.7 million. We may consider additional issuance of equity and debt financing to fund future growth opportunities. Although we believe that the Distributor’s expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2007, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control. Although we own 30% of the Distributor, we only have access to the cash on the Distributor’s balance sheet to the extent that we agree with our partner, TWC, to make a distribution to us.

GENIUS PRODUCTS, LLC

The following discussion and analysis of the financial condition and results of operations of Genius Products, LLC should be read in conjunction with the financial statements of the Distributor and notes thereto attached to this report. The discussion contains forward-looking statements that relate to future events or the Distributor’s future financial performance that involve known and unknown risks, uncertainties and other factors that may cause the Distributor’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. For additional information concerning these factors, see the information under the caption “Risk Factors” in Item 1A above.

Results of Operations of Genius Products, LLC for the Period from July 22 to December 31, 2006

The discussion in this section reflects the results of operations of the Distributor for the 163 day period from July 22 through December 31, 2006. The transaction with TWC closed on July 21, 2006. After the closing of the TWC Transaction, substantially all of the operating activities previously conducted by the Company, as well as the results from releasing TWC products, are reflected in the financial statements of the Distributor. We did not compare the results with the prior year results due to the fact that the Distributor did not have reported results for the prior year.

The Distributor does not report its different product lines as segments because it does not allocate its resources among product lines nor does it measure performance by product line. The Distributor does not maintain discrete financial information regarding product lines. The Distributor’s sales, marketing and product development efforts among its different product lines are supported by one integrated group of individuals. Additionally, the Distributor’s warehousing costs also reflect support of all product lines and as such cannot be segmented.

Revenues

Revenues for the 163 days ended December 31, 2006 were $155.6 million, net of sales returns, discounts and allowances of $72.0 million. Revenues for the 163 days ended December 31, 2006 were primarily composed of sales of TWC titles, Scary Movie 4, Lucky Number Slevin, Pulse, Feast and Clerks 2, and sales of branded and proprietary ESPN® and WWE® titles on DVD.

Consistent with other retail product distributors, the Distributor may experience some degree of sales seasonality. Excluding the impact of acquisitions and new content agreements, the third quarter is typically the lowest sales period and the fourth quarter the highest. Historically returns are higher during the first two quarters than during the last two quarters. However, historical changes in revenues may not be indicative of the Distributor’s future trends and may not track industry seasonality norms. In addition, the Distributor is currently placing a higher focus on its branded and proprietary business and less of a focus on non-branded, value priced products compared to the Company’s focus in prior years. This change in focus may also cause the Distributor’s quarterly results to differ from historical patterns.

Costs and expenses

Cost of Revenues

Cost of revenues consists primarily of the raw material and manufacturing costs of products sold to customers, packaging and shipping costs, advertising and marketing, amortization of film library, participations, and royalties. Participation expenses related to the TWC Distribution Agreement are accrued in the proportion that current year’s revenues for a title bear to management’s estimates of the ultimate revenue expected to be recognized for that title.

Manufacturing and distribution expenses were $54.2 million for the 163 days ending December 31, 2006. Manufacturing and distribution expenses were incurred primarily in connection with the video release of TWC’s titles during such period.

Amortization and participation expenses were $89.2 million for the 163 days ending December 31, 2006. Amortization and participation expenses include amortization of film library, intangibles and participation expenses related to TWC and other licensors.

Advertising and marketing expenses were $24.6 million during the 163 days ending December 31, 2006. Advertising and marketing is primarily attributable to the advertising campaigns for the video release of TWC’s Scary Movie 4, Lucky Number Slevin, Pulse, Feast, and Clerks 2. Advertising and marketing expenses are recorded in the period in which these expenses are incurred.

Operating Expenses

General and administrative expenses were $7.6 million during the 163 days ending December 31, 2006. General and administrative expenses primarily relate to payroll, rent, audit and legal fees and warrants and options expense. General and administrative expenses were 5% of net revenues for the 163 days ending December 31, 2006.

Other Income and Expense

The Distributor had interest income of $0.5 million and interest expense of $0.2 million during the 163 days ending December 31, 2006. Interest income related to interest earned on outstanding cash balances, and interest expense was primarily associated with notes payable that were contributed to the Distributor upon the closing of the TWC Transaction.

As result of the foregoing, the Distributor incurred a net loss of $19.7 million during the 163 days ending December 31, 2006.

Liquidity and Capital Resources of Genius Products, LLC

Net cash used in operations during the 163 day period from July 22 through December 31, 2006 was $6.2 million, primarily due to increases in net accounts receivable, royalty advances, and net loss of $19.7 million offset by increases in remittance due to licensors and accounts payable. These items are primarily related to the release of TWC titles. Accounts receivable relates primarily to sales of Scary Movie 4, Lucky Number Slevin, Pulse, Feast and Clerks 2 and the release of ESPN and WWE titles during the 163 days ending December 31, 2006. Accrued expenses primarily relate to invoices received but not paid for the production of inventory and sales and marketing expenses related to Scary Movie 4, Lucky Number Slevin, Pulse, Feast and Clerks 2. The remittance to licensors primarily represents the amount owed to TWC after deducting the related cost of revenues, marketing costs, and the Distributor’s distribution fee from net sales of TWC titles during the 163 days ending December 31, 2006. Under the terms of the TWC Distribution Agreement, the Distributor is required to pay TWC after collection of receipts, the amount of which is determined by net revenue, which as of December 31, 2006 had not been collected. However, the Distributor bears the risk of accounts receivable collections. Allowance for doubtful accounts and provision for returns increased primarily as a result of reserves for returns related to TWC titles.

Net cash used in investing activities for the 163 days ending December 31, 2006, was $4.6 million, primarily attributed to the payment of transaction costs related to the TWC transaction.

Cash used in financing activities for the 163 days ending December 31, 2006 was $1.3 million, resulting from operating costs incurred by the Distributor to provide certain services to Genius Products, Inc.

At December 31, 2006, the Distributor had cash balances of $8.3 million. The Distributor may consider additional issuance of debt financing to fund future growth opportunities. Although we believe that the Distributor’s expanded product line offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that we or the Distributor will operate on a profitable basis in 2006, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our or the Distributor’s control.

The table below summarizes information as of December 31, 2006 regarding certain future minimum contractual obligations and commitments for the next five years.
(In thousands)	2007	2008	2009	2010	2011	Total

Lease obligations	$863	$873	$740	$762	$207	$3,445
Employment agreements	1,938	1,783	1,783	1,194	432	7,130
Consulting agreements	537	138	-	-	-	675
Royalty advances	29,137	20,050	8,200	-	-	57,387
Total	$32,475	$22,844	$10,723	$1,956	$639	$68,637

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, the Distributor’s cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of the Distributor’s investment portfolio and the high quality of the Distributor’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of the Distributor’s portfolio. Therefore, we would not expect the Distributor’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Distributor’s investment portfolio.

Neither we nor the distributor enter into hedging or derivative instrument arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Genius Products, Inc., together with the reports thereon of Ernst & Young LLP and Singer Lewak Greenbaum & Goldstein LLP, begin at page F-1 of this Report and are incorporated herein by reference and contain the following:

Report of Ernst & Young LLP	F-1
Report of Singer Lewak Greenbaum & Goldstein LLP	F-2

Consolidated Genius Products, Inc. Balance Sheets as of December 31, 2006 and 2005.	F-3
Consolidated Genius Products, Inc. Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.	F-4
Consolidated Genius Products, Inc. Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.	F-5
Consolidated Genius Products, Inc. Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.	F-6
Notes to Genius Products, Inc. Consolidated Financial Statements.	F-7

Schedule II Valuation and Qualifying Accounts	F-34
Report of Ernst & Young LLP	F-37
Consolidated Genius Products, LLC Balance Sheet as of December 31, 2006.	F-38
Consolidated Genius Products, LLC Statement of Operations for the Period from July 21 through December 31, 2006.	F-39
Consolidated Genius Products, LLC Statement of Members’ Equity for the Period from July 21 through December 31, 2006.	F-40
Consolidated Genius Products, LLC Statement of Cash Flows for the Period from July 21 through December 31, 2006	F-41
Notes to Genius Products, LLC Consolidated Financial Statements.	F-42

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. In making this evaluation, our management considered the matters relating to the restatement of our financial statements for the quarters ended March 31, June 30 and September 30, 2006, and the material weaknesses discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006.

In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (“GAAP”). These measures included, among other things, expansion of our year-end closing procedures, including the expanded review and analysis of the accounting between the Company and the Distributor, dedication of significant internal resources and external consultants to scrutinize account analyses, reserve estimates, asset valuations, proper accounting treatment for revenues and expenses and account reconciliations at a detailed level. As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of PCAOB Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006:

As of December 31, 2006, we did not maintain effective controls over the following items: (i) timely and routine process for reconciling certain accounts to the general ledger; (ii) detailed documentation and analysis to support certain reserve estimates; (iii) proper presentation of marketing related expenses associated with revenue generated from “Revenue Share” parties; (iv) proper application of stock compensation expense and incomplete record keeping related to stock option grants; (v) proper application of the provision of SOP 00-2 Accounting by Producers or Distributors of Films for the recognition of revenues and expenses associated with the Distributor’s distribution agreement with TWC; (vi) timely assessment of accounts for realizability or impairment; (vii) accurate valuation and supporting documentation for certain assets as of the closing date of the TWC Transaction; and (viii) formal process over changes, access and controls and procedures related to our information technology systems.

Such control deficiencies related primarily to the Company’s new relationship with TWC which was announced in December 2005 and the TWC Transaction, which closed on July 21, 2006. For the interim period from December 2005 through July 21, 2006, the Company operated under an interim distribution agreement with TWC. As of December 31, 2006, our internal accounting personnel did not have sufficient depth, skills and experience to recognize errors and deficiencies in accounting policies and procedures required to properly account for the closing of the TWC Transaction. We also had insufficient formalized processes to ensure that accounting policies and procedures implemented after the closing of the TWC Transaction were properly scrutinized or revised for the new corporate organizational structure in order to provide reasonable reliability.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2006, we did not maintain effective internal control over financial reporting.

The foregoing control deficiencies caused certain errors in our financial statement accounts during 2006 and required adjustments of our financial statements. These errors were discovered by senior management and Ernst & Young LLP in connection with work on the audit for fiscal 2006. We intend to file amendments to our Quarterly Reports on Form 10-Q for the periods ending March 31, June 30 and September 30, 2006 reflecting these adjustments. These adjustments are further discussed under Note 9 to our Consolidated Financial Statements included in this Annual Report.

In response to the identified material weaknesses, we have remedied the specific accounting policies and procedures which led to the errors requiring restatement. We have established additional policies and enhanced the procedures that we will follow and have addressed these items as follows: (i) the Company has added additional accounting and financial personnel with industry experience, is implementing a formal closing process, has employed an experience financial executive to oversee internal controls and procedures implementation, and engaged experienced outside consultants to assist the Company in complying with the requirements of Sarbanes Oxley by December 31, 2007; (ii) the Company established formal processes and procedures including a review conducted by the Company’s senior executives to ensure appropriate documentation and analyses for all reserve estimates; (iii) the Company has changed its invoicing process and procedures to ensure the proper presentation of marketing related expenses associated with revenue generated from “Revenue Share” parties; (iv) the Company has engaged the services of an independent stock administration firm to assist with transactions, recordkeeping and the computation of compensation expense related to its stock options, allocated two individuals within the organization to oversee the administration of stock options and performed a review of stock option grants to ensure accuracy of the information; (v) the Company has changed its accounting policy to related to the proper application of SOP 00-2 to ensure proper timing of the recognition of revenue and expenses related to the TWC Distribution Agreement; (vi) the Company has implemented a periodic review process to assess the recoverability of amounts invested in specific projects; (vii) the Company has retained a third party valuation firm to value specific assets including intangible assets and allocated personnel to ensure that certain asset and liability accounts are properly reviewed and documented; and (viii) the Company has hired an information technology professional and is currently in the process of hiring an additional professional to ensure formal processes are implemented with respect to changes, controls, access and standardized procedures. Additionally, the Company has engaged a major information technology infrastructure provider, that is SAS 70 compliant, to assist with hosting the Company’s financial systems. As a result of these changes, we do not expect that the type of adjustments discussed in Note 9 to the consolidated financial statements of the Company will recur.

In addition, our management, with oversight from our Audit Committee, has dedicated significant resources and have hired an internal control manager and external consultants to support management in its efforts to improve our control environment and to review, remediate and implement controls and procedures to satisfy the Company’s requirement to be compliant with the requirements of Sarbanes Oxley by December 31, 2007. We intend to further expand our internal accounting personnel, information technology systems and personnel and compliance capabilities by attracting additional talent, enhancing training and implementing system and process improvements in our accounting and record keeping. These ongoing efforts are focused on implementing process changes to strengthen our internal control and monitoring activities.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The following table sets forth certain information with respect to each of our directors and executive officers, and each of the executive officers of the Distributor, as of March 31, 2007.

NAME	AGE	POSITION
Stephen K. Bannon (3)	53	Director, Chairman
Trevor Drinkwater	41	President and Chief Executive Officer of the Company and the Distributor, Director
Bradley A. Ball (1) (2) (3)	57	Director
James G. Ellis (1) (2) (3)	59	Director
Herbert Hardt (1) (2) (3)	63	Director
Larry Madden	42	Director
Irwin Reiter	48	Director
John Mueller	44	Executive Vice President and Chief Financial Officer of the Company and the Distributor
Michel Urich	41	Executive Vice President, General Counsel and Secretary of the Company and the Distributor
Mitch Budin	41	Executive Vice President of Sales of the Distributor
Ed Byrnes	62	Executive Vice President, Finance, Systems and Information Technology of the Distributor
Christine Martinez	40	Executive Vice President and General Manager of the Distributor
Michael Radiloff	43	Executive Vice President of Marketing of the Distributor
Rodney Satterwhite	42	Executive Vice President and Chief Operating Officer of the Distributor

(1)  Member of audit committee.

(2)  Member of compensation committee.

(3)  Member of nominating committee.

Stephen K. Bannon was appointed as a Director and Chairman of the Board of the Company in March 2005 in connection with our acquisition of American Vantage Media Corporation (“AVMC”). Mr. Bannon has also served as an outside consultant to the Company since July 20, 2006. Mr. Bannon served as the Chief Executive Officer of AVMC from May 2004 until our acquisition of AVMC in March 2005. From January 2004 to April 2004, Mr. Bannon provided executive and management services to AVMC as a consultant. From April 2002 to December 2003, Mr. Bannon served as Head, Strategic Advisory Services for The Firm, a leading talent management company in the entertainment and media industries. Prior to that, from April 1990 to July 1998, he served as Chief Executive Officer of Bannon & Company, Inc., an investment banking firm specializing in the entertainment, media and communications industries. In July 1998 Bannon & Company was sold to Societe Generale and Mr. Bannon became head of The Media and Entertainment Group as part of this transaction. Mr. Bannon began his investment banking career in 1984 with Goldman Sachs, Inc., where he worked as a Mergers and Acquisitions Investment Banker until 1990. Mr. Bannon was appointed Chairman of the Board of Points International in February 2007. Mr. Bannon has a Masters of Arts from Georgetown University and an MBA from Harvard Business School where he graduated with honors. Mr. Bannon was a Naval Officer for seven years from 1976-1983 including four years of sea-duty aboard the USS Paul F. Foster “DD964”. Mr. Bannon was awarded the Navy Expedition Medal in 1981 for service in the Persian Gulf during the Iranian Hostage Crisis.

Trevor Drinkwater has served as a director of the Company since July 21, 2005 and has served as the Company’s President and Chief Executive Officer since February 2005. Mr. Drinkwater has also served as the President and Chief Executive Officer of the Distributor since the closing of the TWC Transaction on July 21, 2006. From July 2004 to February 2005, Mr. Drinkwater served as the Company’s Executive Vice President of DVD Sales. Prior to that, he served as Chief Operating Officer of Take-Two Interactive Software, Inc. from 2003-2004, Senior Vice President of Sales & Sales Operations at Warner Home Video, Inc. from 1999-2003 and worked for The Perrier Group of America, now known as Nestle Waters, from 1989-1999, where he started in field sales and progressed to General Manager.

Bradley A. Ball has served as a director since December 12, 2006. Mr. Ball most recently served as President of Warner Bros.’ Domestic Theatrical Marketing division. While at Warner Bros., he directed all areas of film marketing for Warner Bros.’ North American operations and the release of over 90 films, including “You’ve Got Mail,” “The Matrix” and “Harry Potter and the Sorcerer’s Stone.” He also served as Chairman of the Time Warner Marketing Council, integrating all divisions of Warner Bros. in cross-divisional marketing efforts to maximize efforts resulting from the AOL-Time Warner merger. Further, Mr. Ball was a key player in Warner Bros.’ first entry into “original” IMAX content, spearheading production and corporate sponsorship for the film “NASCAR 3D, the IMAX Experience.” Before joining Warner Bros., Mr. Ball worked as Senior Vice President and Chief Marketing Officer for McDonald’s Corporation’s domestic business. During his tenure at McDonald’s, he directed U.S. marketing plans for over 10,000 restaurants, 2,800 franchises and their multiple agency system. His contributions included being co-architect of the Disney and McDonald’s global alliance, the Atlanta Olympics campaign, numerous Super Bowl advertisements and the launch of McDonald’s “Did Somebody Say McDonald’s?” branding campaign. Mr. Ball began his career at Davis, Johnson, Mogul and Colombatto, a Los Angeles based advertising agency where he worked his way to partner.

James G. Ellis has served as a director since February 2005. Mr. Ellis is the Dean of The Marshall School of Business at the University of Southern California, having been appointed in April 2007. Prior to that, he was USC’s Vice Provost for Globalization, responsible for building the school’s brand on a worldwide basis. He has served as the Vice Dean of External Relations at The Marshall School of Business, and as the Associate Dean of the Undergraduate Business Program. In addition, he is Professor of Marketing, a position he has held since 1997. Prior to joining academia, Mr. Ellis held various senior executive positions in established companies as well as in entrepreneurial ventures. He is a founding director of Professional Business Bank in Pasadena, California, and currently serves on a number of corporate and non-profit boards, including, among others, the board of the Fixed Income Funds of The Capital Group. He is also a member of the Chief Executives Organization and World Presidents Organization, and is a graduate of the University of New Mexico and The Harvard University Graduate School of Business Administration.

Herbert Hardt has served as a director since October 2005. Mr. Hardt has been a principal of Monness, Crespi, Hardt & Co., Inc. since 1980. From 1976 to 1979, he served as Vice President of Fidelity Management and Research (Bermuda). Mr. Hardt worked at Fidelity Management and Research in Boston, first as an analyst and then as fund manager of Essex Fund and Trend Fund from 1971-1976. Mr. Hardt received his Bachelor of Arts with a Concentration in Engineering and Applied Physics from Harvard College in 1965 and his Master of Business Administration from Harvard University in 1971. He also attended graduate school in applied mathematics at the University of Bern in Bern, Switzerland. From 1966-1969, Mr. Hardt served in the military with the 82nd Airborne Division. Mr. Hardt also serves on the board of directors of E-Room Systems.

Larry Madden has served as a director since July 21, 2006. Since July 2005, Mr. Madden has served as Executive Vice President and Chief Financial Officer of The Weinstein Company. From March 2005 to June 2005, Mr. Madden served as President, Digital Media Solutions for Loudeye Corp., a supplier of white label music platforms and business-to-business digital media distribution services. During his tenure at Loudeye, he also served as Executive Vice President and Chief Financial Officer from March 2004 to March 2005. Prior to this, Mr. Madden served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer for EMAK Worldwide, Inc., a Los Angeles based provider of integrated marketing services, from November 2000 to January 2004. He also served as Executive Vice President and Chief Financial Officer for Atomic Pop, an online music distribution and marketing venture, and as Senior Vice President and Chief Financial Officer for the recorded music and publishing investments of Wasserstein Co., Inc., an investment bank. Earlier in his career, Mr. Madden held executive financial roles at Def Jam Recordings and PolyGram International. He began his career with Ernst & Young.

Irwin Reiter has served as a director since July 21, 2006. Since the launch of The Weinstein Company in October 2005, Mr. Reiter has served as The Weinstein Company’s Executive Vice President of Accounting and Financial Reporting. Prior to joining The Weinstein Company, Mr. Reiter held various positions at Miramax Films from 1989-2005, including Controller, Chief Financial Officer and Executive Vice President of Accounting and Financial Reporting. During his tenure at Miramax, Mr. Reiter was responsible for all aspects of general ledger and financial reporting as well as overseeing the participation reporting department. He worked on all financial aspects of the company including key vendor relationships, key licensing relationships as well as overseeing the financial reporting and accounting department. Prior to working for Miramax, Mr. Reiter held the position of Manager of Financial Reporting at Tri-Star Pictures from 1985-1989. Mr. Reiter is a CPA with an MBA in Finance from Hofstra University.

John Mueller has served as the Company’s Executive Vice President and Chief Financial Officer since February 1, 2006. Mr. Mueller has also served as the Chief Financial Officer of the Distributor since the closing of the TWC Transaction on July 21, 2006. Mr. Mueller joined the Company from Jefferies & Company, Inc., where he served as Senior Vice President of Media and Entertainment Investment Banking in New York. Prior to Jefferies, Mr. Mueller worked for Credit Suisse First Boston in New York and SG Cowen in Los Angeles advising entertainment and media companies from a broad range of sectors including filmed entertainment, video games and internet media. Mr. Mueller began his career in corporate finance at Kimberly-Clark Corporation, a Fortune 500 consumer packaged goods company.

Michel Urich became our Executive Vice President and General Counsel in November 2005, after serving as General Counsel since July 25, 2005. Mr. Urich has also served as Secretary of the Company since December 12, 2005, and as Executive Vice President, General Counsel and Secretary of the Distributor since the closing of the TWC Transaction on July 21, 2006. Prior to joining the Company, from August 2001 to June 2005 Mr. Urich served as Senior Vice President and Director of Legal Affairs at Nara Bancorp, Inc., as well as Nara Bank. Mr. Urich has a law degree from the University of London, an LLM from The London School of Ecomonics and an MBA from the University of San Francisco.

Mitch Budin has served as the Distributor’s Executive Vice President of Sales since the closing of the TWC Transaction on July 21, 2006. Prior to that, Mr. Budin had served as the Company’s Executive Vice President of Sales since January 6, 2006. Mr. Budin joined us from Dreamworks SKG, where he served as Head of Sales North America, Home Entertainment division, for over five years. At Dreamworks, Mr. Budin was instrumental in developing sales and marketing strategies and launching some of the industry’s biggest selling DVDs, including Madagascar, Gladiator, Shrek, Shrek 2 and Shark Tale, among others. He joined Dreamworks from Warner Home Video, where he held a number of sales and sales management positions during his nine-year tenure. Budin received his BS from Towson University.

Ed Byrnes was appointed as the Distributor’s Executive Vice President, Finance, Systems and Information Technology, on March 5, 2007. Mr. Byrnes joined the Distributor from Warner Bros., where during a 30-year tenure with Warner Bros. he served in a number of senior positions in both the music and filmed entertainment groups, most recently serving as Executive Vice President, Worldwide Finance, Systems and IT, a position he had held since 2000. In 1980, Mr. Byrnes was instrumental in the creation of Warner Bros.’ International Home Entertainment group, initially setting up the UK company, thereafter managing the EMEA region (Europe, Middle East and Africa) and, from 1985 through 2000, serving as International Executive Vice President and General Manager.

Christine Martinez has served as the Distributor’s Executive Vice President and General Manager since the closing of the TWC Transaction on July 21, 2006. Prior to that, Ms. Martinez had served as the Company’s Executive Vice President and General Manager since September 2005. Prior to joining us, Ms. Martinez was a Sales and Marketing Executive at Warner Home Video from April 1996 to May 2005. Her last executive appointment with Warner Home Video was as Vice President, Marketing - Non Theatrical, from November 2003 until her departure from the company. Ms. Martinez also had a three-year tenure in sales, from March 1993 to April 1996, with WEA Corp., a former Time Warner division. Ms. Martinez holds a BBA from the University of Texas at Austin.

Michael Radiloff has served as the Distributor’s Executive Vice President of Marketing since the closing of the TWC Transaction on July 21, 2006. Prior to that, Mr. Radiloff had served as the Company’s Executive Vice President of Marketing since October 2005. Mr. Radiloff is a senior marketing executive with 16 years of entertainment and packaged goods marketing experience with industry-leading companies. He was most recently at Warner Home Video as Vice President of Theatrical Catalog Marketing from May 2001 to September 2005 and as Director of DVD Marketing from March 2000 to April 2001. As the person responsible for releasing Warner’s vast film library onto DVD, Mr. Radiloff launched over 100 new DVD releases annually. Prior to that, he worked as a Brand Marketing Manager at Disney Interactive and Activision. Mr. Radiloff holds an MBA from Stanford Graduate School of Business.

Rodney Satterwhite has served as the Distributor’s Executive Vice President and Chief Operating Officer since the closing of the TWC Transaction on July 21, 2006. Prior to that, Mr. Satterwhite had served as the Company’s Executive Vice President and Chief Operating Officer since November 2005, after serving as our Executive Vice President of Operations from April 2005 to November 2005 and our Vice President, Sales Services from July 2004 to April 2005. Mr. Satterwhite has over 22 years of management experience in entertainment and retail operations, merchandising and strategy. While at Giant Foods Inc. from October 1986 to May 1998 he gained management experience in the areas of manufacturing, sourcing, distribution, cost accounting, finance, merchandising and category management. He spent more than five years as an executive at Warner Bros., from May 1998 to February 2004, where he was responsible for developing category management processes as well as revamping non-traditional video markets and rental strategies. >From February 2004 to July 2004, before joining us, he was responsible for revamping trade marketing, sales planning and analysis, inventory/supply and customer service as Take-Two Interactive Software, Inc.’s Vice President of North American Sales Services.

Board Composition and Committees

Our Board of Directors is currently comprised of seven directors and currently has three committees: an audit committee, a compensation committee and a nominating committee.

The audit committee currently consists of Messrs. Hardt, Ellis and Ball. Our Board of Directors has determined that Mr. Hardt is an audit committee financial expert as defined under applicable rules of the SEC, and that Messrs. Hardt, Ellis and Ball are independent under the rules applicable to NASDAQ listed companies. The audit committee, among other things, reviews the scope and results of the annual audit and other services provided by our independent auditors and reviews and evaluates our accounting policies and systems of internal controls. Our Board of Directors has adopted a written charter for the audit committee, which establishes operating guidelines for the audit committee.

The compensation committee currently consists of Messrs. Ellis, Hardt and Ball. The compensation committee, among other things, reviews and approves the salaries, bonuses and other compensation payable to our, and the Distributor’s, directors, executive officers and employees and administers and makes recommendations concerning our employee benefit plans.

The nominating committee currently consists of Messrs. Ball, Ellis, Hardt and Bannon. The nominating committee is responsible for administering our corporate governance systems, recommending proposed new members of our Board of Directors, evaluating the independence of our current and prospective directors, and reviewing the suitability of each member of our Board of Directors for continued service. The nominating committee does not have a charter.

It is the nominating committee’s policy to consider candidates recommended by stockholders. If a stockholder wishes to submit a candidate for nomination to our Board of Directors, the stockholder should send a written notice to our Secretary, at 2230 Broadway, Santa Monica, California 90404, Attn: Corporate Secretary. It is the nominating committee’s policy to evaluate candidates proposed by stockholders using the same criteria as for other candidates. The following are among the qualifications that our nominating committee considers when evaluating and selecting candidates for nomination to our Board of Directors: (i) experience in business, finance or administration; (ii) familiarity with our industry; (iii) prominence and reputation; and (iv) whether the individual has sufficient time available to devote to the work of the Board of Directors and one or more of its committees.

In addition, our Board of Directors expects nominees to possess certain core competencies, some of which may include broad experience in business, finance or administration, familiarity with national and international business matters, and familiarity with our industry. In addition to having one or more of these core competencies, board member nominees are identified and considered on the basis of knowledge, experience, integrity, diversity, leadership, reputation and ability to understand our business.

Code of Ethics

Our Board of Directors has adopted an Amended and Restated Code of Ethics that applies to all of our directors, principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other persons performing similar functions. A copy of such Amended and Restated Code of Ethics has been posted on the Company’s website at www.geniusproducts.com.

Section 16(a) Beneficial Ownership Reporting Compliance

A late filing of Form 3 was made by Bradley A. Ball, whose Form 3 was due on December 22, 2006. To the Company’s knowledge, no other person who, at any time during the year ended December 31, 2006, was a director, officer or beneficial owner of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 and 4 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006. The foregoing is based solely upon a review of Form 3 and 4 filings furnished to us during the year ended December 31, 2006, and certain representations from officers and directors of the Company.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation program objectives and philosophy

We maintain a group of executive compensation programs for our named executive officers (“Named Executive Officers” or “NEOs”) and other senior level executives. Our executive compensation program, taken as a whole, has the following objectives. The primary objective of our executive compensation program is to attract, retain, motivate and develop the types of people which we need to effectively manage our business during this period of unprecedented growth; we seek to employ the best executive talent in our line of business. We want to reward our executives for business achievements and satisfaction of corporate objectives. Additionally, the overall executive compensation program, taken as a whole, should align the interests of the executives with the stockholders’ interests.

In developing our overall executive compensation program and in establishing the pay packages for the NEOs, we strive to meet the following goals:

•	To pay salaries that are competitive in our industry and our geographical market.
•	To use, assuming that it makes sense for the Company and the Distributor, executive pay practices that are commonly found in companies engaged in the entertainment distribution industry.
•	To maintain a ‘pay for performance’ outlook, particularly in our incentive programs
•	To pay salaries, and award merit increases, on the basis of the individual executive’s performance and contributions to our organization.

We view our competitors for executive talent (for compensation purposes) as the entertainment distribution industry.

To attain these goals, we have created an executive compensation program which consists of base pay, a short term cash bonus program and a stock option program. NEOs also participate in the benefit programs that we offer to all full-time employees, and certain NEOs receive additional fringe benefits. The Distributor also maintains employment contracts with each of the NEOs, as well as with other senior executives at the Distributor.

Our executive compensation program rewards executives for Company and individual performance. Company and individual performance are strongly considered when we grant base pay increases and equity awards. The pool of funds to be used for our short term bonus program is decided by our principal preferred stockholder, TWC Holdings; the Compensation Committee of our Board of Directors (the “Compensation Committee”) approves an allocation of the bonus award among the NEOs and other corporate executives with job titles of manager and above.

The role of the Compensation Committee

Our Compensation Committee operates under a formal charter. The charter provides that the Compensation Committee shall perform the following functions regarding compensation for the NEOs:

•	Review and approve the Company’s and the Distributor’s goals relating to Principal Executive Officer (“PEO”) compensation.
•	Evaluate the PEO’s performance in light of the goals.
•	Make recommendations to the board regarding compensation to be paid to the other NEOs.
•	Annually review, for all NEOs, annual base salary, short term bonus, long term incentives, employment-related agreements and special benefits.

Our Compensation Committee is active; the Committee retained an independent compensation consultant and is involved in all phases of our executive compensation program’s design and operation.

The components of our executive compensation program

Our executive compensation program consists of three elements: base pay; short term cash bonus and grants of fair market value options in our stock. We use this mix of programs for a variety of reasons:

•	As a package, these types of programs are typically offered by the types of companies from which we would seek executive talent.
•	As a package, these particular programs provide both a current and a long term incentive for the executive officers, thereby aligning the executives’ interests with shareholders.
•	These programs, as a package, provide the executives with short and long term rewards; this serves as a retention, as well as a motivational, device for the executives.

The Distributor also provides NEOs with a package of fringe benefits on the same basis that is provided to all full-time benefits eligible employees. These benefits include such items as health insurance and group term life insurance. We provide certain executives with an additional benefit of an automobile allowance, which is provided for in their employment contracts.

We believe that the package of executive compensation programs that we offer fits our needs well. Our program is competitive; we are able to attract and retain the executive talent that we need to successfully run our business. We do not maintain any type of non-qualified deferred compensation program (either a defined benefit or a defined contribution program) for executives; we do not provide our NEOs life insurance benefits beyond what are available to our other full time employees. We currently believe that the long term incentive component of our executive compensation program, which uses fair market value stock options, provides executives with an incentive as well as putting a portion of their compensation at risk if our share price declines; we do not currently feel the need to provide additional long term incentives to our executives.

We believe that our NEOs should have formalized employment contracts with the Distributor. The existence of a contract gives the Company, the Distributor and the NEO structure as to the other’s expectations from the employment relationship. We also believe that the level of security that an employment contract provides to the executive is an important retention tool; we feel that many of the companies with whom we compete for executive talent offer such agreements, and that we would be at a competitive disadvantage if we did not have them. The salient terms of the employment agreements for the NEOs are as follows:

Trevor Drinkwater, Principal Executive Officer: Mr. Drinkwater signed his employment agreement on July 26, 2005, and it has been amended on December 5, 2005 and July 20, 2006. The initial agreement provided for a base pay of $275,000. The original agreement, which had a two year term, also contained a grant of fair market value options to acquire 1,200,000 shares of our stock; one half of the options were immediately exercisable and one quarter of the options vested on the second and third anniversary of the grant of date, and that vesting could accelerate if certain performance goals were met. Mr. Drinkwater also receives all of the benefits that are made available to all of our full time employees, as well as an $800 monthly automobile allowance. The agreement also provides for severance pay in certain circumstances, which will be discussed below in the “Post-employment Payments” section.

The December 5, 2005 amendment extended the term of the agreement to three years from that date, and gave the Company the ability to extend the term an additional two years. The amendment also granted Mr. Drinkwater an additional 1,000,000 fair market value options to purchase Company stock, which were to vest in equal installments over five years. The July 20, 2006 amendment fixed Mr. Drinkwater’s base salary at $425,000 annually, subject to annual review by the Compensation Committee.

John Mueller, Chief Financial Officer: Mr. Mueller signed his employment agreement on March 10, 2006. The agreement, which has a five year term, provides annual base pay beginning at $250,000 and increasing by $25,000 annually. Additionally, Mr. Mueller is guaranteed an annual bonus of $150,000, and the Company has the discretion to pay him an additional bonus if it is warranted. The agreement also contains a grant of fair market value options to acquire 750,000 shares of our stock; two-thirds of the options were immediately exercisable and one sixth of the options will vest on January 1, 2007 and 2008, respectively. Mr. Mueller also receives all of the benefits that are made available to all of our full time employees, as well as an $800 monthly automobile allowance. The agreement also provides for severance pay in certain circumstances, which will be discussed below in the “Post-employment Payments” section.

Rodney Satterwhite, Executive Vice President and Chief Operating Officer: Mr. Satterwhite signed his employment agreement on December 2, 2005 and it was amended on December 5, 2005. The agreement, as amended, provides for a two year term with annual base pay at a rate of $200,000. The Company has the discretion to provide a year-end performance bonus. The agreement also contains a grant of fair market value options to acquire 75,000 shares of our stock, with the shares vesting in equal installments over five years. Mr. Satterwhite also receives all of the benefits that are made available to all of our full time employees, as well as an $800 monthly automobile allowance. The agreement also provides for severance pay in certain circumstances, which will be discussed below in the “Post-employment Payments” section. Mr. Satterwhite received an increase in base pay to an annual level of $250,000 during 2006.

Christine Martinez, General Manager and Executive Vice President of the Genius Division: Ms Martinez signed her employment agreement on September 26, 2005. The agreement provides for annual base pay at a rate of $200,000. The Company has the discretion to provide a year-end performance bonus. The agreement also contains a grant of fair market value options to acquire 225,000 shares of our stock, with the shares vesting in equal installments over three years. Ms. Martinez also receives all of the benefits that are made available to all of our full time employees. The agreement also provides for severance pay in certain circumstances, which will be discussed below in the “Post-employment Payments” section. Ms. Martinez received a retroactive increase in base pay to an annual level of $250,000 during 2006.

Mitch Budin, Executive Vice President of Sales: Mr. Budin signed his employment agreement on December 5, 2005. The agreement, which has a two year term, provides annual base pay of $210,000 and a guaranteed bonus of $52,500. The Company has the discretion to pay him an additional performance bonus, if warranted, which is limited to no more than 50% of base salary. The agreement also contains a grant of fair market value options to acquire 75,000 shares of our stock, with the shares vesting in equal installments over five years. Mr. Budin also receives all of the benefits that are made available to all of our full time employees, reimbursement of certain expenses related to the maintenance of his home office as well as an $800 monthly automobile allowance. The agreement also provides for severance pay in certain circumstances, which will be discussed below in the “Post-employment Payments” section.

Taken as a whole, we believe that our executive compensation program is a cost-effective method of providing competitive pay to our NEOs.

Our process for setting executive pay

The Compensation Committee’s focus is to determine the compensation of the Principal Executive Officer and to review the proposals of the Principal Executive Officer regarding the compensation for his direct reports, which include the NEOs. In 2006, the Compensation Committee made the final decision on all aspects of NEO pay. In 2007, the Compensation Committee will present recommendations to the entire Board of Directors for their approval.

Our executive compensation process begins with our human resources department providing various types of pay information to the Principal Executive Officer for his evaluation and eventual submission of each executive’s total pay package to the Compensation Committee for its determination. We maintain a pay structure with ranges for each type of compensation (base pay, short term incentive, equity grant) for the NEOs, as well as for other executives. We have developed this structure using various compensation surveys, compensation consultants and our knowledge of our industry. When we are recruiting to fill an executive position, we also seek the advice of the recruiting firms that we retain when setting pay profiles and making employment offers.

During 2006, the Company retained various compensation consulting firms to look at different aspects of executive pay. The Chairman of the Board and the Compensation Committee retained an independent compensation consulting firm to perform a compensation assessment for selected positions, including the NEOs. In preparing the report, the consultant used a group of peer companies, which included Advanced Marketing Services, Image Entertainment, Lions Gate Entertainment and Marvel Entertainment.

Our process for determining the value of each component of executive pay functioned in the following manner for 2006:

Base pay: Base compensation for all of our NEOs is provided for in their respective employment agreements, and the Company has the ability to make annual increases to the base pay level. Looking at information compiled by outside consultants and our human resources department, the Principal Executive Officer makes a recommendation for executive base pay increases to the Compensation Committee. The Compensation Committee reviews the information provided by the Principal Executive Officer and its supporting data, and makes a determination of annual base pay increases.

The Compensation Committee awarded the following base pay increases to the NEOs; the increases were effective on January 1, 2007.

NEO	Annualized 2006 Base	Annual Increase	Annualized 2007 Base	Percentage Increase
John Mueller, Principal Financial Officer	$250,000	$25,000	$275,000	10%

Rodney Satterwhite, Executive Vice President and Chief Operating Officer of the Distributor	$250,000	$25,000	$275,000	10%

Christine Martinez, Executive Vice President and General Manager of the Distributor	$250,000	$25,000	$275,000	10%

Mitch Budin, Executive Vice President of Sales of the Distributor	$210,000	$65,000	$275,000	31%

The Executive Vice President of Sales received a larger raise than the other NEOs because further analysis by the Compensation Committee indicated that the position was underpaid and the Compensation Committee wanted to establish an equitable level of base bay amounts for this group of senior executives.

The Principal Executive Officer may receive a merit base pay increase which would, if granted, take effect in July, 2007. The amount, if any, of that increase has not been determined by the Compensation Committee as of this time.

Annual bonus: Our annual bonus program for executives for 2006 was administered in the following manner. Our principal preferred shareholder, TWC Holdings, authorized funding a bonus pool of a specific dollar amount to be awarded to a group of executive employees; this amount was determined, in part, on 2006 operating results. This group includes the NEOs as well as managers, senior managers, directors, executive officers, vice presidents and certain members of the sales department. Once TWC Holdings provided the Company with the overall amount of the bonus pool, the PEO made a proposal to the Compensation Committee regarding the amount of bonus awards to the executive employees including the NEOs, but excluding himself. In making the proposals regarding NEO compensation, the PEO considered various factors, including the particular NEO’s base salary, the ranges for bonuses maintained by the Company for the particular NEO’s position, competitive compensation information, the NEO’s role in the Company, and his or her contribution to the Company’s success during 2006.

The Compensation Committee considered the PEO’s recommendations, and made a determination of each NEO’s bonus, as well as the bonus for the Principal Executive Officer. The Compensation Committee reviewed various factors when determining the amount of the Principal Executive Officer’s bonus, including the Company’s performance, relative shareholder return, the value of similar incentive awards to chief executive officers at comparable companies and the dramatic increase in revenue of our Company in 2006.

The bonuses for 2006 performance, which were paid in 2007, were made on a completely discretionary basis. The Principal Financial Officer and the Executive Vice President of Sales have guaranteed bonuses in their employment contracts; their contracts also give the Company the right to make a discretionary additional bonus to them. The Compensation Committee did not make an additional bonus award to the Principal Financial Officer as a result of 2006 operations.

As the bonus awards are not determined based on any particular Company metric or metrics related to financial performance, the Company does not have a policy that would require that recipients return the bonus to the Company in the event that a restatement of the Company’s financial statements results in a detriment to the Company.

The annual bonus related to 2006 operations for each NEO stated as a percentage of base pay is as follows:

NEO	Annualized 2006 Base	Bonus Awarded	Percentage of Annualized Base
Trevor Drinkwater, Principal Executive Officer	$425,000	$200,000	47%

Rodney Satterwhite, Executive Vice President and Chief Operating Officer of the Distributor	$250,000	$70,000	28%

Christine Martinez, Executive Vice President and General Manager of the Distributor	$250,000	$50,000	20%

Mitch Budin, Executive Vice President of Sales of the Distributor	$210,000	$40,000	19%

Equity grants: The only equity grants that were made to NEOs during 2006 were in connection with employment contracts executed by our Principal Financial Officer and the Executive Vice President of Sales. The equity grants during 2006 to our Executive Vice President of Sales were in the form of Incentive Stock Options (ISOs), which are designed to qualify under Internal Revenue Code Section 422, and to the extent that those grants exceed the ISO limitations, non-qualified stock options. The equity grant during 2006 to our Principal Financial Officer was in the form of non-qualified stock options. All of the options granted in 2006 were valued at fair market value as of the date of grant (as further explained below). Two thirds of the grant to our Principal Financial Officer vested upon the execution of his employment contract; one sixth of the grant vested on January 1, 2007; and the remaining one-sixth of the grant will vest on January 1, 2008. One-third of the grant to our Executive Vice President of Sales vested upon the date of grant of the options; one third will vest on the first anniversary of the date of grant; and the remaining one third will vest on the second anniversary of the date of grant.

In connection with the award of equity grants, the Principal Executive Officer provides the Compensation Committee with a proposal for equity grants as part of the employment contract process. The amount of the grant is based on various factors, including the equity grant ranges for the position which the Company maintains, information from our human resources department and outside consultants. The Compensation Committee reviewed the Principal Executive Officer’s proposal and the underlying information, and makes its determination as to the grant.

We establish the exercise price for our options in the following manner:

For a new hire, the Compensation Committee approves the grant and establishes the price based on the Company’s closing price on the day of Compensation committee approval; however, if the executive has not yet started employment as of the date of Compensation Committee approval, the price is set as the Company’s closing price on the executive’s first day of work.

For a new contract for a current executive, the Compensation Committee approves the grant and establishes the price based on the Company’s closing price on the day of Compensation Committee approval.

Amounts realized in a prior year from annual bonuses or equity awards are not a factor in determining current year equity grants.

We believe that the grant of fair market value stock options, even though there is now a financial statement impact before the options are exercised, continues to provide substantial benefits to the Company and the executive. We benefit because:

•	The options align the executive’s financial interest with the shareholders’ interest.
•	As we do not maintain any other long term incentive plans or non-qualified deferred compensation programs, the options help us hold onto the executives.

The executives benefit because:

•	They can realize additional income if our shares increase in value.
•	They have no personal income tax impact until they exercise the options.

We do not maintain any equity ownership guidelines for our NEOs. We have adopted a corporate policy which expressly prohibits any NEO from trading in derivative securities of our Company, short selling our securities, or purchasing our securities on margin at any time. We do not time the granting of our options with any favorable or unfavorable news relating to our Company. Proximity of any awards to an earnings announcement, market event or other event related to us is purely coincidental.

Because we feel that each of our NEOs provides unique services to us, we do not use a fixed relationship between base pay, short term bonus and equity awards. When the Compensation Committee makes the final decisions about a NEO’s total compensation package for a year, the three elements (base pay, short term bonus and equity award) are considered both individually and as a complete package. We do not take into account amounts that a NEO may have realized in a year as a result of short term bonus awards or stock option exercises when we establish pay levels and goals for the current year. Overall, we believe that our total compensation program for executives is reasonable while being competitive with market peers.

Summary Compensation Table for 2006

The following table shows the compensation for each of the Named Executive Officers for 2006.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Plan Incentive Compensation ($) (g)	Non-Qualified Deferred Compensation Plan Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Trevor Drinkwater, Principal Executive Officer (2)	2006	$333,134	$200,000	—	$1,836,198	—	—	$26,761	$2,396,093

John Mueller, Principal Financial Officer (3)	2006	$224,584	$150,000	—	$620,462	—	—	$9,600	$1,004,646

Rodney Satterwhite, Executive Vice President and Chief Operating Officer (4)	2006	$225,213	$70,000	—	$381,426	—	—	$9,600	$686,239

Christine Martinez, Executive Vice President and General Manager	2006	$241,669	$50,000	—	$339,345	—	—	$0	$631,014

Mitch Budin, Executive Vice President of Sales (5)	2006	$197,046	$92,500	—	$109,245	—	—	$13,100	$411,891

(1)	Discretionary bonuses for 2006 were paid in April 2007, aside from Trevor Drinkwater’s, which was paid in January, 2007.

(2)	All other compensation consists of an $800 per month automobile allowance and $17,161 in relocation expenses.

(3)	Bonus amounts were provided in Mr. Mueller’s employment agreement. All other compensation consists of an $800 per month automobile allowance.

(4)	All other compensation consists of an $800 per month automobile allowance.

(5)
Bonus consists of a $40,000 discretionary bonus and $52,500 of bonuses provided for in Mr. Budin’s employment agreement. All other compensation consists of an $800 per month automobile allowance and a $3,500 bonus relation to the award of premium options.

Grants of Plan-Based Awards for 2006

The following table provides information about awards granted in 2006 to each of the Named Executive Officers.

Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Option Awards

Name and Principal Position (a)	Grant Date (b)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (e)	Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
Trevor Drinkwater, Principal Executive Officer	None	—	—	—	—	—	—

John Mueller, Principal Financial Officer	03/10/06	—	—	—	750,000	$1.89	$830,850
Rodney Satterwhite, Executive Vice President and Chief Operating Officer	None	—	—	—	—	—	—

Christine Martinez, Executive Vice President and General Manager	None	—	—	—	—	—	—
Mitch Budin, Executive Vice President of Sales	01/03/06 01/03/06	—	—	—	225,000 75,000	$2.00 $2.31	$263,745 $89,033

Grants of Plan Based Awards

During 2006, the only equity grants that were made to NEOs resulted from the execution of employment contracts by our Principal Financial Officer and the Executive Vice President of Sales. The 2006 equity grants to our Executive Vice President of Sales were in the form of Incentive Stock Options (ISOs), which are designed to qualify under Internal Revenue Code Section 422, and to the extent that those grants exceed the ISO limitations, non-qualified stock options. The equity grant during 2006 to our Principal Financial Officer was in the form of non-qualified stock options. It is our intent to grant all of our options with an exercise price equal to the fair market value of our company stock as of the date of grant (as further explained below). Two thirds of the grant to our Principal Financial Officer vested upon the execution of his employment contract; one sixth of the grant vested on January 1, 2007; and the remaining one-sixth of the grant will vest on January 1, 2008. One-third of the grant to our Executive Vice President of Sales vested upon the date of grant of the options; one third will vest on the first anniversary of the date of grant; and the remaining one third will vest on the second anniversary of the date of grant.

As discussed in the notes to our financial statements for the year ending December 31, 2006, we estimate the fair value of our stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option's expected term and the estimated future price volatility of the underlying stock, which estimates the fair value of the share-based awards.  Our estimate of expected term in 2006 was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules. Beginning in 2006, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on our stock in accordance with guidance provided in SFAS 123R and SAB 107. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of our stock options.

We estimated share-based compensation expense for fiscal year 2006 using the Black-Scholes model with the following weighted average assumptions: risk free interest rate—4.0%; expected dividend yield—0%; expected volatility--145.9%; expected life in years—5.3.

We establish the exercise price for our options in the following manner:

For a new hire, the Compensation Committee approves the grant and establishes the price based on the Company’s closing price on the day of Compensation committee approval; however, if the executive has not yet started employment as of the date of Compensation Committee approval, the price is set as the Company’s closing price on the executive’s first day of work.

For a new contract for a current executive, the Compensation Committee approves the grant and establishes the price based on the Company’s closing price on the day of Compensation Committee approval.

Outstanding Equity Awards at Year End

The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on December 31, 2006.

Name and Principal Position (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Trevor Drinkwater, Principal Executive Officer (1)	1,200,000 200,000 150,000 175,000 87,500 87,500	800,000 400,000	— — — — — — —	$1.65 $1.88 $2.00 $2.31 $2.00 $3.00 $4.00	7/26/2015 11/7/2015 7/16/2014 11/28/2015 9/30/2014 9/30/2014 9/30/2014
John Mueller, Principal Financial Officer (2)	500,000	250,000	—	$1.89	3/10/2016

Rodney Satterwhite, Executive Vice President and Chief Operating Officer (3)	30,000 75,000 30,000 120,000	150,000	— — — —	$1.63 $1.88 $2.00 $2.10	10/19/2015 11/7/2015 7/16/2014 6/14/2015
	15,000	60,000	—	$2.31	11/28/2015

Christine Martinez, Executive Vice President and General Manager (4)	225,000 15,000	0 60,000	— —	$1.63 $2.31	10/19/2015 11/28/2015

Mitch Budin, Executive Vice President of Sales (5)	75,000 15,000	150,000 60,000	— —	$2.00 $2.31	11/7/2015 11/7/2015

(1)
Mr. Drinkwater’s unvested options vest as follows: (a) the options which expire on 11/7/2015 will vest in equal installments over the next five years; (b) the options which expire on 11/28/2015 will only vest upon the satisfaction of certain performance targets.

(2)	Mr. Mueller’s unvested options will vest as follows: (a) 125,000 shares on January 1, 2007; and (b) 125,000 shares on January 1, 2008.

(3)
Mr. Satterwhite’s unvested options will vest as follows: (a) the options which expire on 11/7/2015 will vest over three years starting from the date of grant; (b) the options which expire on 11/28/2015 will vest over five years with the vesting period beginning six months after the date of grant.

(4)	Ms. Martinez’s unvested options will vest in equal installments over the next four years.

(5)
Mr. Budin’s unvested options will vest as follows: (a) the options which expire on 11/7/2015 will vest in equal installments over the next three years; and (b) the options which expire on 11/28/2015 will vest in equal installments over the next five years.

As we do not maintain any programs for our NEOs that would require inclusion in the “Pension Benefits” or the “Non-Qualified Deferred Compensation” tables, those tables are not included in this report.

Post- employment compensation

The Distributor maintains employment arrangements with each of our Named Executive Officers that provide for payments upon their termination of employment in certain circumstances. All of the employment contracts have the following common provisions:

A termination for ‘cause’ occurs if the NEO has:

•	been repeatedly negligent in his or her duties;
•	acted with ‘gross negligence’ or willful misconduct;
•	been dishonest or committed an act of theft, embezzlement, fraud, material breach of confidentiality, unauthorized disclosure or use of inside information, customer lists, or trade secrets;
•	been convicted or plead guilty to a felony or misdemeanor which would harm our reputation;
•	materially breached the employment agreement;
•	materially violated our company policies;
•	engaged in unfair competition or taken other actions which would harm the Company or the Distributor;
•	caused a vendor or customer to terminate any contract with us; or
•	failed to attend Company meetings or frequently visit our offices after receiving written warnings from us.

A Change in Control, which impacts the vesting of options, occurs if:

•	There is a merger or consolidation in which we are not the surviving entity
•	We sell or dispose of all or substantially all of our assets
•	We dissolve or liquidate
•	We enter into a reverse merger where 40% of our voting power is transferred
•	There is a change in the membership of a majority of the Board of Directors in a 36 month period where the new directors were not nominated by the then current board members.

The ability to exercise options for the NEOs is governed by the following rules:

•	Upon a termination for cause, all vested and unvested options are cancelled.
•
Upon death or disability, vested options can be exercised for six months (certain options of Drinkwater and Satterwhite, all of Martinez) or until the options’ expiration date (certain options of Drinkwater and Satterwhite, all of Mueller and Budin); all unvested options are forfeited.

•	Upon termination for good reason, vested options can be exercised for three months after termination; all unvested options are forfeited.

As discussed below, certain NEOs receive additional vesting in certain circumstances.

For purposes of the table information regarding post employment payments, we assume the following:

•	The NEO does not have any severance benefit reduced as a result of obtaining employment with a new employer.
•	For change in control purposes, a change in control occurred on December 31, 2006.
•	The fair market value of Company shares is $2.72, which is the ending share value of December 29, 2006.
•	Termination of employment occurs on December 31, 2006, and the termination of employment for change of control purposes is not for cause.
•	The NEO exercises all outstanding options that can be exercised immediately upon termination and the net profit from the exercise is paid to the NEO in cash.
•	The Principal Financial Officer’s cash severance payment as a result of termination not for cause and change in control is limited to his base salary.

The particular terms regarding post-employment compensation for each NEO are as follows:

Trevor Drinkwater, Principal Executive Officer: If Mr. Drinkwater is terminated without cause, he receives a severance payment not to exceed thirty six months of base pay; this payment is limited to the remaining term of his employment agreement. He also receives health insurance for the remaining term of his employment agreement, with a limit of thirty six months. He also receives an additional twelve months of vesting on his stock options. In the event of a Change in Control, all unvested stock options fully vest.

John Mueller, Principal Financial Officer: If Mr. Mueller is terminated without cause, he receives a severance payment not to exceed eighteen months of base pay and any applicable annual bonus that has been awarded but not paid, based upon the amounts specified in his employment agreement; this payment is limited to the remaining term of his employment agreement. He also receives an additional eighteen months of vesting on his stock options. In the event of a Change in Control, all unvested stock options fully vest.

Rodney Satterwhite, Executive Vice President and Chief Operating Officer of the Distributor: If Mr. Satterwhite is terminated without cause, he receives a severance payment not to exceed twelve months of base pay, based upon amounts specified in his employment agreement; this payment is limited to the remaining term of his employment agreement. He also receives an additional twelve months of vesting on his stock options.

Christine Martinez, Executive Vice President and General Manager of the Distributor: If Ms. Martinez is terminated without cause, she receives a severance payment equal to six months of base pay.

Mitch Budin, Executive Vice President of Sales of the Distributor: If Mr. Budin is terminated without cause, he receives a severance payment not to exceed twelve months of base pay, based upon the amounts specified in his employment agreement; this payment is limited to the remaining term of his employment agreement. He also receives an additional twelve months of vesting on his stock options.

Post-Employment Payments Table

Name and Principal Position	Severance for Cause	Severance Not for Cause	Death, Disability or Retirement	Change in Control
Trevor Drinkwater, Principal Executive Officer	$0	$2,947,134	$1,695,000	$3,454,134

John Mueller, Principal Financial Officer	$0	$793,750	$415,000	$897,500

Rodney Satterwhite, Executive Vice President and Chief Operating Officer	$0	$610,102	$290,952	$610,102

Christine Martinez, Executive Vice President and General Manager	$0	$401,000	$269,850	$401,000

Mitch Budin, Executive Vice President of Sales	$0	$330,000	$60,150	$330,000

Board of Director Compensation

The following table sets forth the compensation paid to our non-employee directors in 2006.
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Stephen K. Bannon, Chairman	$0	$0	$867,172	$0	$0	$0	$867,172

Bradley A. Ball	$0	$0	$0	$0	$0	$0	$0

James G. Ellis	$0	$0	$399,101	$0	$0	$0	$399,101

Herbert Hardt	$0	$0	$257,692	$0	$0	$0	$257,692

Larry Madden	$0	$0	$0	$0	$0	$0	$0

Irwin Reiter	$0	$0	$0	$0	$0	$0	$0

The Company did not pay outside directors any cash payments for service on our Board of Directors during 2006. We do not reimburse directors for their actual expenses incurred in attending Board meetings. Compensation amounts shown on the table reflect the FAS 123R value of options that became vested during 2006.

We granted fair market value stock options to director Herbert Hardt in June of 2006. The options were granted in two separate groups: the first grant, consisting of 286,347 shares vests in monthly increments over two years beginning in November, 2006, and had a per-option grant value (as reported on our financial statements in accordance with FAS 123R) of $1.70 per share; the second grant, consisting of 100,000 shares, vests in equal monthly increments over three years beginning in July, 2006 and had a per-option grant value (as reported on our financial statements in accordance with FAS 123R) of $1.70 per share.

Grants to the other directors vest on a monthly basis over a three year period.

Our Principal Executive Officer is also a member of the Board of Directors. He receives no additional compensation related to his service on the Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis included above, and has reviewed this document with members of our management team. Based upon the review and discussions that the Compensation Committee had with management regarding the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report.

Members of the Compensation Committee:

James G. Ellis, Chairman
Herbert Hardt
Bradley A. Ball

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock and our Series W Preferred Stock by (i) each person who is known by us to own beneficially more than 5% of our common stock or Series W Preferred Stock, as of the most recent date for which information is available, (ii) each of our directors and Named Executive Officers and the executive officers of the Distributor as of March 31, 2007 and (iii) all of our executive officers, directors and all of the executive officers of the Distributor as a group as of March 31, 2007. Except as otherwise listed below, the address of each person is c/o Genius Products, Inc., 2230 Broadway, Santa Monica, California 90404. As of March 31, 2007, there were outstanding 65,421,762 shares of our common stock and 100 shares of our Series W Preferred Stock.

	Shares Beneficially Owned (1)
Name of Owner of Common Stock	Number		Percent
Bradley A. Ball	0		0%
Stephen K. Bannon	829,520	(2)	*
Mitch Budin	165,000	(3)	*
Trevor Drinkwater	2,100,000	(4)	3%
James G. Ellis	429,520	(5)	*
Herbert Hardt	437,295	(6)	*
Larry Madden	0		0%
Christine Martinez	255,000	(7)	*
John Mueller	625,000	(8)	*
Michael Radiloff	255,000	(9)	*
Irwin Reiter	0		0%
Rodney Satterwhite	285,001	(10)	*
Michel Urich	200,000	(11)	*
All directors and officers as a group (13 persons)	5,581,336	(12)	8.53%
Bonanza Master Fund, Ltd.	5,199,429	(13)	7.95%
Janus Capital Management	7,239,130	(14)	11.07%
Stephens Investment Management, LLC	3,641,787	(15)	5.57%
Wellington Management Company LLP	8,486,730	(16)	12.97%

Name of Owner of Series W Preferred Stock	Number		Percent
W-G Holding Corp.	1.42857	(17)	1.43%
The Weinstein Company Holdings LLC	98.57143	(17)	98.57%

* Represents less than 1% of our common stock.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2007, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The information reflected in the this Item 12 is based on the Company’s review of the most recent SEC filings by the individuals and entities listed above and the Company’s internal records which is as of March 31, 2007 or the most recent date for which information is available.

(2)	Includes outstanding options to purchase 829,520 shares exercisable within 60 days of March 31, 2007. Excludes outstanding options to purchase 1,000,000 shares exercisable after that period.

(3)	Includes outstanding options to purchase 165,000 shares exercisable within 60 days of March 31, 2007. Excludes outstanding options to purchase 135,000 shares exercisable after that period.

(4)	Includes outstanding options to purchase 2,100,000 shares exercisable within 60 days of March 31, 2007. Excludes outstanding options to purchase 1,000,000 shares exercisable after that period.

(5)	Includes outstanding options to purchase 429,520 shares exercisable within 60 days of March 31, 2007.

(6)
Includes 180,050 shares held directly by Mr. Hardt. Also includes outstanding options to purchase 437,295 shares exercisable within 60 days of March 31, 2007. Excludes outstanding options to purchase 92,225 shares exercisable after that period.

(7)	Includes outstanding options to purchase 255,000 shares exercisable within 60 days of March 31, 2007. Excludes outstanding options to purchase 45,000 shares exercisable after that period.

(8)	Includes outstanding options to purchase 625,000 shares exercisable within 60 days of March 31, 2007. Excludes outstanding options to purchase 125,000 shares exercisable after that period.

(9)	Includes outstanding options to purchase 255,000 shares exercisable within 60 days of March 31, 2007. Excludes outstanding options to purchase 45,000 shares exercisable after that period.

(10)	Includes outstanding options to purchase 285,001 shares exercisable within 60 days of March 31, 2007. Excludes outstanding options to purchase 194,999 shares exercisable after that period.

(11)	Includes outstanding options to purchase 200,000 shares exercisable within 60 days of March 31, 2007.

(12)	Includes outstanding options to purchase 5,401,286 shares exercisable within 60 days of March 31, 2007. Excludes outstanding options to purchase 2,637,224 shares exercisable after that period.

(13)
Bonanza Master Fund, Ltd. is managed by Bonanza Capital, Ltd., which is managed by Bonanza Fund Management, Inc. The number of shares indicated includes warrants to purchase 783,830 shares of common stock exercisable within 60 days of March 31, 2007. The mailing address for Bonanza Master Fund, Ltd. is 300 Crescent Court, Suite 1740, Dallas, Texas 75201.

(14)
The securities reported herein are held by Janus Investment Fund, on behalf of its Series Janus Venture Fund, which is managed by Janus Capital Management. The number of shares includes (i) 5,814,130 shares held directly by Janus Capital and (ii) a warrant to purchase 1,425,000 shares of common stock. However, the warrant provides that the number of shares that may be acquired upon exercise of the warrant is limited to the extent necessary to ensure that the total number of shares of common stock then beneficially owned by the warrant holder and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the warrant holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, does not exceed 9.999% of the total number of issued and outstanding shares of common stock (including for such purpose the shares of common stock issuable upon exercise). The mailing address for Janus Investment Fund is c/o Janus Capital Management, 151 Detroit Street, Denver, Colorado 80206.

(15)
Stephens Investment Management, LLC, in its capacity as investment adviser, may be deemed to beneficially own 3,641,787 shares which are held of record by clients of Stephens Investment Management, LLC. The principal business address of Stephens Investment Management, LLC is One Sansome Street, Suite 2900, San Francisco, California 94104.

(16)
Wellington Management LLP, in its capacity as investment adviser, may be deemed to beneficially own 8,486,730 shares which are held of record by clients of Wellington Management LLP. The principal business address of Wellington Management LLP is 75 State Street, Boston, Massachusetts 02109.

(17)	The principal business address for each of W-G Holding Corp. and The Weinstein Company Holdings LLC is 345 Hudson Street, 13th Floor, New York, New York 10014.

Changes in Control

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Distributor, The Weinstein Company Holdings LLC has the right to redeem all or a portion of its interest in the Distributor in exchange for common stock of the Company. The exercise of this right by The Weinstein Company Holdings LLC could result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TWC Distribution Agreement

On July 17, 2006, the Distributor entered into a distribution agreement with TWC (the “TWC Distribution Agreement”), an affiliate of TWC Holdings and W-G Holding Corp., holders of our Series W Preferred Stock. Pursuant to the TWC Distribution Agreement, TWC granted to the Distributor the right to distribute, advertise, publicize, promote and market DVDs of motion pictures owned or released by TWC for an initial term of approximately five years, subject to early termination provisions described in the TWC Distribution Agreement. Under the TWC Distribution Agreement, after deducting permitted amounts from gross receipts for return reserves, the Distributor’s distribution fee and the Distributor’s reimbursable expenses, the Distributor is required to pay to TWC a portion of the net receipts from the sale of any such DVDs. As of March 31, 2007, the Distributor has paid to TWC an aggregate of $82.8 million in respect of such net receipts.

Bannon Consulting Agreement

Stephen K. Bannon is the chairman of the Company’s Board of Directors. Mr. Bannon is also a principal with Bannon Strategic Advisors, Inc. (“Bannon Strategic Advisors”). On July 20, 2006, the Company and Bannon Strategic Advisors entered into a consulting agreement (the “Consulting Agreement”), pursuant to which Bannon Strategic Advisors has provided the Company with consulting and advisory services. Pursuant to the Consulting Agreement, the Company agreed to pay to Bannon Strategic Advisors a monthly consulting fee of $20,833 for a term of two years (i.e., an aggregate of $500,000) and reimburse Mr. Bannon for expenses incurred in connection with services provided to the Company. The Consulting Agreement was approved by the Board of Directors, with Mr. Bannon abstaining from the vote. On July 21, 2006, the rights and obligations of the Company pursuant to the Consulting Agreement were assigned to the Distributor. On January 2, 2007, the Distributor paid to Bannon Strategic Advisors a bonus of $200,000 for services rendered in 2006, and an additional bonus of $25,000 on March 13, 2007. These bonuses were approved by the compensation committee of the Company’s Board of Directors. Through March 31, 2007, the Company and the Distributor in aggregate have paid Bannon Strategic Advisors $454,679 in respect of consulting fees and reimbursement of expenses incurred pursuant to the Consulting Agreement.

Sale of Baby Genius

On December 31, 2005, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Klaus Moeller who was our founder and formerly our CEO and a Director. Under the Asset Purchase Agreement, we agreed to sell to Mr. Moeller all of our right, title and interest in and to the following assets (the “Assets”), subject to the terms, conditions and limitations set forth in the Asset Purchase Agreement:

•	The audio and audiovisual works entitled “Baby Genius”;

•	The audio and audiovisual works entitled “Kid Genius”;

•	The audio and audiovisual works entitled “Little Tikes”;

•	The audio works entitled “Wee Worship”; and

•	Related intellectual property, agreements, documents and instruments.

Subject to limited exceptions, Mr. Moeller agreed to assume any and all obligations for royalties, advances, reporting requirements, and all other obligations of any kind arising out of or in connection with all talent agreements, producer agreements, and any and all other agreements relating to the Assets and due after the signing of the Asset Purchase Agreement. As part of the agreement, the Company agreed to continue to distribute Baby Genius, Little Tikes and Wee Worship DVDs and music CDs and all new products under these brands and, in connection therewith, entered into a distribution agreement with Pacific Entertainment, the current owners of the Baby Genius business. Under the distribution agreement, we will receive a distribution fee and recoup all of our expenses.

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

Brandissimo! Agreement

On November 1, 2005, the Company entered into an agreement with Brandissimo! Inc. (“Brandissimo”), a company which was formerly co-owned by Trevor Drinkwater, our President and a director, and is currently co-owned by David Snyder, a former officer of the Company. Under this agreement, we were granted an exclusive “first look” at all Brandissimo owned or controlled children’s projects to be produced for videogram distribution. Pursuant to the agreement, we are the exclusive videogram distributor for all Brandissimo-owned or controlled children’s projects produced or otherwise presented to us during the term of the agreement. Brandissimo will render production services for any and all children’s projects which we finance and produce during the term of the agreement. Over the course of the term, we will pay to Brandissimo a $100,000 non-refundable, non-recoupable overhead fee. Under the agreement, we are entitled to receive a distribution fee equal to 12% to 20% of gross receipts, depending on the products being distributed. All of our rights and obligations under this agreement were assigned to the Distributor in connection with the TWC Transaction.

Falcon Picture Group, LLC

On September 8, 2003, the Company executed a license agreement with Falcon Picture Group, LLC (“Falcon”) for the exclusive rights to distribute a majority of its audio and video products worldwide, with AMC and TV Guide branded DVD movie and television collections and Twilight Zone branded audio collections in the U.S. and Canada. Carl Amari, a former member of our Board of Directors, is the CEO of Falcon. This agreement expired on July 1, 2006, with an automatic renewal for an additional three years if both parties are fulfilling their obligations under the agreement and calls for a royalty to be paid on the sales of the video and audio products. We have committed to pay a minimum annual royalty of $240,000 for brands including AMC and Twilight Zone, and a royalty of $325,000 for TV Guide over a three and one-half year term that commenced on December 22, 2003. In addition, the agreement calls for a minimum content purchase of $300,000 annually.

The agreement also provides a three-year option to acquire Falcon’s assets for $3,600,000 (payable in cash or stock or a combination of cash and stock). As consideration for the right to purchase Falcon, we issued 70,922 shares of common stock with a market value of approximately $100,000. The stock value of $1.40 is based on the average of the closing market price of the common shares as of September 8, 2003, the date of issuance of such shares and the execution of the agreement, and July 1, 2003, the effective date of the agreement. The specific assets and liabilities of Falcon that would be acquired under this right will be negotiated by the parties at the time the acquisition is considered. Our option expired unexercised and we have written off all amounts associated with this agreement

Facility Lease

From December 31, 2003 through April 21, 2006, the Company leased warehouse space in Atlantic, Iowa from the Meader Family Trust, which is affiliated with Michael Meader, formerly our President. Our lease with the Meader Family Trust provided for monthly rent of $2,900 and a term that expires in December 2007. On April 21, 2006, we entered into a sublease agreement with World Trading Center, Inc., under which we subleased to World Trading Center, Inc. our leasehold interest in the warehouse facility. This sublease is for a term commencing April 21, 2006 and continuing until June 30, 2007, and provides for monthly rent of $2,900 for the duration of the term. Our rights and obligations under our lease with the Meader Family Trust and our sublease with World Trading Center, Inc. were assigned to the Distributor as part of the TWC Transaction. Lease payments under our lease with the Meader Family Trust for the 202-day period ended July 21, 2006 were $20,300. Lease payments were $34,800 and $34,800 in 2005 and 2004, respectively. We have been informed by the Meader Family Trust that it intends to terminate its sublease agreement with Distributor effective as of July 1, 2007.

Director Independence

Our Board of Directors is comprised of seven individuals, three of whom (Bradley A. Ball, James G. Ellis and Herbert Hardt) the Company has determined are independent under the rules applicable to NASDAQ listed companies.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ernst & Young LLP (“E&Y”), Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) and Cacciamatta Accounting Corporation (“CAC”) for the years ended December 31 shown:

(In thousands)	2006			2005
	E&Y	SLGG	CAC	SLGG	CAC
Audit Fees	$1,950	$235	$-	$421	$-
Audit - Related Fees	-	-	-	-	-
Tax Fees	-	-	-	-	-
All Other Fees	-	483	120	258	82
Total	$1,950	$718	$120	$679	$82

All Other Fees incurred during the year ended December 31, 2006 include fees associated with consents and the TWC Transaction.

Tax Fees

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended December 31, 2006 or 2005.

All Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2006 or 2005.

Audit Committee Approvals

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related services, the engagement must be approved by our audit committee or entered into pursuant to pre-approved policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our audit committee requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

Engagement of Ernst & Young LLP

Effective December 12, 2006, we dismissed SLGG, who had previously served as our independent accountants, and engaged Ernst & Young LLP as our new independent accountants. Our Audit Committee recommended that we change audit firms, directed the process of review of candidate firms to replace SLGG and made the final decision to engage E&Y.

The reports of SLGG on our financial statements for the fiscal year ended December 31, 2005 contained no adverse opinions or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits of the Company for the fiscal year ended December 31, 2005, and through the date of this report, there were no disagreements with SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SLGG, would have caused SLGG to make reference thereto in their report on the financial statements for such year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements and Schedule II are filed as part of this report under Item 8 - Financial Statements and Supplementary Data.

References to “the Company” in this Exhibit index means Genius Products, Inc.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed on November 20, 2006).
3.2	Bylaws as amended (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-KSB filed on March 31, 2005).
4.1	Specimen Certificate for Common Stock (incorporated by reference from Exhibit 4.8 included with the Company’s Form 10-KSB filed on April 14, 2000).
4.2	Certificate of Change in Stock (incorporated by reference from Exhibit 3.2.2 included with the Company’s Form 10-KSB filed on April 16, 2002).
10.1	Employment Agreement with Klaus Moeller dated January 3, 2002 (incorporated by reference from Exhibit 10.51 included with the Company’s Form 10-KSB, Amendment #1, filed on April 30, 2002).
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

10.90
Secured Negotiable Note, dated February 3, 2004, in the principal amount of $1,076,704 issued to Al Cattabiani (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on February 18, 2004).

10.91
Secured Negotiable Note, dated February 3, 2004, in the principal amount of $65,472 issued to Carl Seldin Koerner (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on February 18, 2004).

10.92
Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Clara Spalter Miller (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on February 18, 2004).

10.93
Secured Negotiable Note, dated February 3, 2004, in the principal amount of $965,712 issued to Lee Miller (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on February 18, 2004).

10.94
Secured Non-Negotiable Note, dated February 3, 2004, in the principal amount of $200,000 issued to Al Cattabiani (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K/A filed on March 15, 2004).

10.95	Guaranty, dated February 3, 2004, by Wellspring Media, Inc. (incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K filed on February 18, 2004).
10.96
Security Agreement, dated February 3, 2004, by Wellspring Media, Inc. in favor of Lee Miller as security agent (incorporated by reference from Exhibit 10.8 to the Company’s Form 8-K filed on February 18, 2004).

10.97
Stock Pledge Agreement, dated February 3, 2004, from American Vantage Media Corporation to Lee Miller as pledge agent (incorporated by reference from Exhibit 10.9 to the Company’s Form 8-K filed on February 18, 2004).

10.98
Lease Agreement with PTL Realty dated as of March 8, 2006, by and between the Company and Ed Silver, Co-Trustee of the Silver Trust and Tess Weinstein, Co-Trustee of the Weinstein Trust, d/b/a PTL Realty (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2006).

10.99
Second Amendment to Master Contribution Agreement by and between the Company, The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on April 26, 2006 (incorporated by reference from Exhibit 2.3 to the Company’s Form 8-K filed on May 2, 2006).

10.100
Third Amendment to Master Contribution Agreement by and between the Company, The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on May 30, 2006 (incorporated by reference from Exhibit 2.4 to the Company’s Form 8-K filed on June 2, 2006).

10.101
Fourth Amendment to Master Contribution Agreement by and between the Company, The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on June 28, 2006 (incorporated by reference from Exhibit 2.5 to the Company’s Form 8-K filed on June 29, 2006).

10.102	Form of Limited Liability Company Agreement of Genius Products, LLC, dated July 21, 2006 (incorporated by reference from Appendix C to the Company’s Definitive Proxy Statement filed on June 29, 2006).
10.103
Form of Distribution Agreement, dated July 17, 2006, by and between Genius Products, LLC and The Weinstein Company LLC (incorporated by reference from Appendix D to the Company’s Definitive Proxy Statement filed on June 29, 2006).

10.104	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Appendix F to the Company’s Definitive Proxy Statement filed on June 29, 2006).
10.105
Output Distribution Agreement, dated July 7, 2006, by and between the Company and ESPN Enterprises, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K/A filed on September 29, 2006).

10.106
Consulting Agreement, dated July 20, 2006, by and between the Company and Bannon Strategic Advisors, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2006).

10.107
Amendment No. 2 to Employment Agreement, dated July 20, 2006, by and between the Company and Trevor Drinkwater (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2006).

10.108
Registration Rights Agreement, dated July 21, 2006, by and between the Company and The Weinstein Company LLC (incorporated by reference from Exhibit 10.7 to the Company’s Report on Form 10-Q filed on November 20, 2006).

14.1	Code of Ethics adopted February 27, 2004 (incorporated by reference from Exhibit 10.39 included with the Company’s Form 10-KSB filed on March 30, 2004).
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Singer Lewak Greenbaum & Goldstein LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
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

Date: May 3, 2007	GENIUS PRODUCTS, INC.,
a Delaware corporation

	By	:	/s/ Trevor Drinkwater
Trevor Drinkwater,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Drinkwater	Chief Executive Officer and Director (Principal Executive Officer)	May 3, 2007
Trevor Drinkwater

/s/ John P. Mueller	Chief Financial Officer (Principal Financial and Accounting Officer)	May 3, 2007
John P. Mueller

/s/ Stephen K. Bannon	Chairman of the Board of Directors	May 3, 2007
Stephen K. Bannon

/s/ Bradley A. Ball	Director	May 3, 2007
Bradley A. Ball

/s/ James G. Ellis	Director	May 3, 2007
James G. Ellis

/s/ Herbert Hardt	Director	May 3, 2007
Herbert Hardt

/s/ Larry Madden	Director	May 3, 2007
Larry Madden

/s/ Irwin Reiter	Director	May 3, 2007
Irwin Reiter

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Genius Products, Inc.

We have audited the accompanying consolidated balance sheet of Genius Products, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Genius Products, Inc and subsidiaries as of December 31, 2005 and for each of the two years in the period ended December 31, 2005, were audited by other auditors whose report dated April 13, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genius Products, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
May 1, 2007

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

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 13, 2006

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$3,745	$30,597
Accounts receivable, net of allowance for doubtful accounts and sales returns of $6,909 in 2005	-	2,407
Inventories, net	-	5,568
Prepaid expenses and other current assets	110	704
Amounts receivable from affiliate, net	777	-
Notes receivable, related party, net	-	750

Total current assets	4,632	40,026

Property and equipment, net	-	396
Film library, net	-	19,727
Amount receivable from affiliate, net	-	1,712
Investment in Distributor	84,796	-
Goodwill	-	14,488
Deposits and other	-	16

Total assets	$89,428	$76,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	59	9,243
Notes payable	-	5,379
Accrued expenses	865	3,309
Customer deposits	-	189
Debentures payable	-	51
Redeemable common stock	-	414

Total current liabilities	924	18,585

Deferred gain, related party	-	1,212
Deferred tax liability	13,021	1,380

Total liabilities	13,945	21,177

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding in 2006	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized;
63,305,195 and 60,438,154 shares outstanding in 2006 and 2005, respectively	6	6
Additional paid-in capital	105,375	93,920
Accumulated deficit	(29,898)	(38,738)

Total stockholders’ equity	75,483	55,188

Total liabilities and stockholders' equity	$89,428	$76,365

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

	Year Ended December 31,
	2006	2005	2004

Revenues, net of sales returns, discounts and
allowances of $40,882, $9,965, $2,704	$119,011	$22,328	$16,630
in 2006, 2005 and 2004, respectively

Cost of revenues:
Manufacturing and distribution	26,509	19,910	13,212
Advertising and marketing	17,971	-	-
Amortization and participation	86,390	2,973	681

Total cost of revenues	130,870	22,883	13,893

Gross profit (loss)	(11,859)	(555)	2,737

Operating expenses (income):
Selling, general and administrative	19,867	14,747	8,231
Restructuring	-	2,745	-
Gain on sale, related party	(63)	(1,352)	-
Equity in net loss from Distributor	7,989	-	-

Total operating expenses	27,793	16,140	8,231

Loss from operations	(39,652)	(16,695)	(5,494)

Interest expense	(11)	(465)	(551)
Interest income and other	97	-	-

Loss before provision for income taxes	(39,566)	(17,160)	(6,045)

Provision for income taxes	5,797	1	1

Loss before extraordinary item	(45,363)	(17,161)	(6,046)

Extraordinary gain, net of taxes of $5,843	54,203	-	-

Net income (loss)	$8,840	$(17,161)	$(6,046)

Basic and diluted EPS

Loss before extraordinary item	$(0.74)	$(0.42)	$(0.25)

Extraordinary item	0.89	-	-

Net income (loss)	$0.15	$(0.42)	$(0.25)

Basic and diluted weighted average shares	60,949,469	40,400,112	23,826,584

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Series W Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2003	0	0	20,658,425	$2	$21,048	$(2,796)	$(15,531)	$2,723
Shares issued in private placement, net of offering costs	0	0	5,000,000	1	6,419	0	0	6,420
Exercise of warrants for cash	0	0	217,500	0	137	0	0	137
Cashless exercise of warrants	0	0	478,716	0	0	0	0	0
Issue of warrants for services rendered or to be rendered	0	0	0	0	1,339	0	0	1,339
Shares issued for services rendered	0	0	57,994	0	63	0	0	63
Exercise of options	0	0	169,400	0	172	0	0	172
Cancel shares issued for payment of DVD remastering costs	0	0	(350,000)	0	(350)	0	0	(350)
Shares canceled/rescinded	0	0	(12,226)	0	0	0	0	0
Other adjustment	0	0	(1,943)	0	0	0	0	0
Payoff subscriptions receivable	0	0	(1,009,354)	0	(2,822)	2,796	0	(26)
Net loss	0	0	0	0	0	0	(6,046)	(6,046)
Balance, December 31, 2004	0	0	25,208,512	3	26,006	0	(21,577)	4,432
Shares issued in private placement, net of offering costs	0	0	25,681,024	2	44,454	0	0	44,456
Shares and warrants issued for the acquisition of AVM	0	0	7,550,301	1	18,807	0	0	18,808
Exercise of warrants for cash	0	0	1,255,315	0	1,277	0	0	1,277
Exercise of options for cash	0	0	157,600	0	192	0	0	192
Issuance of options/warrants for services rendered or to be rendered	0	0	0	0	440	0	0	440
Shares issued for services rendered	0	0	585,402	0	988	0	0	988
Severance	0	0	0	0	1,419	0	0	1,419
Warrants issued as debt discount	0	0	0	0	322	0	0	322
Other adjustment	0	0	0	0	15	0	0	15
Net loss	0	0	0	0	0	0	(17,161)	(17,161)
Balance, December 31, 2005	0	0	60,438,154	6	93,920	0	(38,738)	55,188
Exercise of warrants for cash	0	0	649,288	0	840	0	0	840
Cashless exercise of warrants	0	0	325,029	0	0	0	0	0
Exercise of options for cash	0	0	1,892,724	0	2,522	0	0	2,522
Issuance of Series W Preferred Stock	100	0	0	0	0	0	0	0
Share-based compensation	0	0	0	0	7,679	0	0	7,679
Reclassification of redeemable stock	0	0	0	0	414	0	0	414
Net income	0	0	0	0	0	0	8,840	8,840
Balance, December 31, 2006	100	0	63,305,195	$6	$105,375	$0	($29,898)	$75,483

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income/(loss)	$8,840	$(17,161)	$(6,046)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	116	3,155	762
Equity in net loss from Distributor	7,331	-	-
Amortization and impairment of film library	12,508	-	-
Change in allowance for doubtful accounts and provision for returns	17,423	5,545	1,360
Operating expenses paid by Distributor	378	-	-
Change in provision for obsolete inventory	3,922	1,827	474
Common stock issued for services	-	988	63
Extraordinary gain	(60,046)	-	-
Amortization of warrants issued for services	-	440	1,339
Stock compensation expense	7,400	1,418	-
Gain on sale of assets to Pacific Entertainment	-	(1,352)	-
Interest expense on redeemable common stock	-	19	22
Amortization of discount on notes payable	-	217	420
Deferred tax liability	11,641	-	-
Changes in assets and liabilities:
Increase in accounts receivable	(65,331)	(1,493)	(3,653)
Increase in inventories	(12,470)	(3,525)	(3,117)
(Increase) decrease in prepaid expenses, notes receivable and deposits	389	(81)	195
Increase in royalty advances	(2,416)	-	-
Increase in film library	(1,456)	(3,454)	(2,987)
Increase (decrease) in accounts payable	(3,767)	(4,218)	5,898
Increase in accrued expenses and other	18,149	1,453	290
Decrease in customer deposits	-	(41)	-
Increase in deferred revenue	2,494	-	-
Increase in remittance to licensors	50,992	-	-
Net cash used in operating activities	(3,903)	(16,263)	(4,980)

Cash flows from investing activities:
AVM cash, net of expenses paid in cash	-	599	-
Proceeds from sale of assets to Pacific Entertainment	-	250	-
Investment in Distributor	(20,329)	-
Restricted cash	(303)	-	-
Patents and trademarks	-	(10)	(4)
Purchase of property and equipment	(448)	(272)	(195)
Net cash provided by (used in) investing activities	(21,080)	567	(199)

Cash flows from financing activities:
Proceeds from notes payable	-	4,000	-
Net borrowings (payments) on notes payable and debentures	(5,230)	(4,856)	(1,150)
Payments of offering costs	-	(3,444)	-
Purchase of redeemable common stock	-	-	(117)
Proceeds from exercise of options	2,522	192	-
Proceeds from exercise of warrants	839	1,277	309
Proceeds from issuance of common stock	-	47,900	6,420
Net cash provided by (used in) financing activities	(1,869)	45,069	5,462
Net increase (decrease) in cash and cash equivalents	(26,852)	29,373	283
Cash and cash equivalents at beginning of year	30,597	1,224	941
Cash and cash equivalents at end of year	$3,745	$30,597	$1,224

Supplemental disclosure of cash flow information
Warrants issued for offering costs	$-	$1,015	$-
Issuance of common stock for offering costs	-	350.00	-
Interest paid	11	1	-
Taxes paid	-	1	-

Noncash transactions
Contribution of assets, liabilities and businesses to Distributor	$11,851	$-	$-
Reclassification of of redeemable common stock	414	-	-
Equity consideration for acquisition of AVMC	-	18,808	-
Repayment of officer loans by return of common stock	-	-	26
Repayment of notes receivable by return of common stock	-	-	2,797

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1.  NATURE OF BUSINESS

Genius Products, Inc. (OTC BB:GNPI) ("we" "our" or the "Company"), along with The Weinstein Company Holdings LLC and its first-tier subsidiary, W-G Holding Corp., own Genius Products, LLC (the "Distributor"), a leading entertainment products distribution company that produces, licenses, and distributes an expanding library of feature films, television programming, family, lifestyle and trend entertainment on DVD and other emerging platforms such as digital distribution and the new high-definition DVD formats. The Distributor primarily focuses on four core branded content areas: major theatrical/independent film, sports, lifestyle and family/faith based content. The Distributor handles the distribution, marketing and sales for such brands as The Weinstein Company®, Dimension Films™, IFC®, Wellspring™, RHI Entertainment™, Asia Extreme™, Imaginasian, Dragon Dynasty™, Peace Arch, Laugh Factory, ESPN®, World Wrestling Entertainment, Inc.®, Animal Planet, Classic Media, Entertainment Rights, Sesame Workshop®, Plaza Sesamo®, Discovery Kids™and Impact Entertainment. Genius Products, Inc. is the managing member of Genius Products, LLC, in which it holds a 30% equity interest.

THE WEINSTEIN COMPANY TRANSACTION. On July 21, 2006, we completed a transaction (the “TWC Transaction”) with The Weinstein Company LLC (“TWC”) and its affiliates pursuant to which we launched Genius Products, LLC to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC. The TWC Transaction closed following a special meeting of our stockholders to approve the transaction and related matters (the “Closing”). Under the terms of the TWC Transaction, the Company contributed substantially all of its assets, employees and existing businesses to the Distributor, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. The Distributor also operates the former businesses of the Company, including the production of proprietary content and the marketing, sales and distribution for other major branded entertainment content, such as Classic Media, Entertainment Rights, ESPN, NBC News, Sesame Street, Sundance Home Entertainment, World Wrestling Entertainment, Inc., Discovery Communications, Inc., Imaginasian, Asia Extreme, Dragon Dynasty and IFC.

The Distributor is owned 70% by TWC’s parent company, The Weinstein Company Holdings LLC (“TWC Holdings”), and its first-tier subsidiary, W-G Holding Corp., and 30% by the Company. As a condition to the closing of the TWC Transaction, we issued an aggregate of 100 shares of Series W Preferred Stock to TWC Holdings and W-G Holding Corp. The Series W Preferred Stock provides the holders thereof with significant rights, preferences and powers including those described in Note 14. In addition, as part of the TWC Transaction, the Company added to its Board of Directors two TWC executives; Larry Madden, Executive Vice President and Chief Financial Officer of TWC, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting of TWC.

Our interest in the Distributor consists of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC Holdings and W-G Holding Corp., consists of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC Holdings and W-G Holding Corp. is redeemable, at their option at any time from one year after the Closing, for up to 70% of our outstanding common stock, or with their approval, cash. From December 5, 2005, the date we entered into a Master Contribution Agreement relating to the TWC Transaction, through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we first released for TWC in March 2006 in our financial statements. Refer to Note 11 for additional discussion regarding this transaction.

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of (i) Genius Products, Inc., (ii) our wholly owned subsidiary American Vantage Media, LLC (“AVM”) and (iii) Wellspring Media, LLC (“Wellspring Media”), a wholly owned subsidiary of AVM. Each of the aforementioned direct or indirect subsidiaries of the Company was acquired on March 21, 2005, in addition to Sanuk Corporation, American Vantage/Hypnotic, Inc. and Wellspring Productions, LLC (which are all inactive). All significant inter-company transactions and accounts have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS. Cash equivalents include investments in time deposits, certificates of deposit and money market accounts with original maturities of three months or less.

ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS. The allowance for doubtful accounts and provision for sales returns includes management's estimate of the amount expected to be uncollectible or returned on specific accounts and losses or returns on other accounts as yet to be identified included in accounts receivable. We provide for future returns of home video product at the time the products are sold. We calculate an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for our product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. We also analyze other factors, including our historical experience with similar types of sales, information we receive from retailers and our assessment of the product's appeal based on domestic box office success and other research. Actual returns are charged against the reserve.  The amounts we will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

CONCENTRATIONS OF CREDIT RISK. For the 202-day period ended July 21, 2006, Wal-Mart accounted for 29% of net revenue. At the Closing we transferred all of our accounts receivable assets to the Distributor and there were no accounts receivable balances at December 31, 2006 for the Company (the accounts receivable balances are recorded on the Distributor’s balance sheet at December 31, 2006).

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

INVENTORIES. Inventories consist of raw materials and finished goods and are valued at the lower of cost or market. Cost is determined on an average cost basis which approximates the first-in-first-out method of valuation. Shipping and handling costs are recorded as expenses in the period in which they are incurred. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

ROYALTY AND DISTRIBUTION FEE ADVANCES. Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights. A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program. Thereafter, any excess is paid to the program supplier. We record as a cost of sales an amount equal to the program supplier’s share of the net distribution revenues. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that an individual title or group of cross-collateralized titles which we exploit via home entertainment formats (such as home video, CD or broadcast) will result in an ultimate loss, an impairment charge is recognized to the extent that capitalized advance royalties and distribution fees and recoupable production costs exceed estimated fair value, based on projected cash flows, in the period when estimated.

LONG-LIVED ASSETS.

Property and Equipment: Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

Film Library: We capitalize the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to cost of revenues in accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, using the individual film forecast method over a period of ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of unamortized film costs or library to estimated fair value.

Goodwill: As of July 21, 2006, goodwill was $14.5 million representing the excess of the fair value of Genius Products, Inc. over its net book value. On the closing of the TWC Transaction all Genius Products, Inc. goodwill was transferred to the Distributor.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value.

STOCK-BASED COMPENSATION. In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The accounting provisions of SFAS No. 123R became effective for the Company beginning on January 1, 2006. There was no impact from adopting SFAS No. 123R.

Under SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company adopted the provisions of SFAS No. 123R using a modified prospective application. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense recognized under SFAS No. 123R includes share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R as well as share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the share-based compensation impact of SFAS No. 123R.

INCOME TAXES. The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to its investment in Genius Products, LLC. Based on the Company’s assessment of all available evidence, the Company concluded that it is not more likely than not that its deferred tax assets will not be realized. This conclusion is based primarily on our history of net operating losses, annual net operating loss limitations under Section 382 of the Code, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets. The deferred tax liability related to Genius Products, LLC is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis.

REVENUE RECOGNITION. Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of SOP 00-2 and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenues are recorded upon the receipt of goods by the customer for titles that do not have a “street date” (when it is available for sale by the customer). If a title has a street date, we recognize the initial shipment as revenue on that street date and all subsequent shipments after street date are recognized as revenue upon the receipt of goods by the customer. Under revenue sharing arrangements, rental revenue is recognized on or after the street date and when we are entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

ADVERTISING COSTS. Our advertising expense comprises expenditures related to placement of our products with retailers, advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio and television advertising and other promotional costs. In accordance with SOP 93-7, “Reporting on Advertising Costs”, we expense advertising costs in the period in which the advertisement first takes place.

For the 202-day period ended July 21, 2006, advertising and marketing expense was $18.0 million. For the years ended December 31, 2005 and 2004, advertising and promotion expense, which was included in selling, general and administrative expenses, was $2.6 million and $2.2 million, respectively. The advertising and promotion expense in 2005 and 2004 was composed primarily of brochures and tradeshows, which were general marketing activities not specifically related to product distribution. In 2006, advertising and marketing expense is composed primarily of co-op advertising and third party TV and radio advertising. Such amounts are included in cost of revenues since these activities are specifically related to the marketing and promotion of specific titles.

SHIPPING EXPENSES. In accordance with Emerging Issues Task Force (“ETIF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, we classify amounts related to shipping as cost of sales in the accompanying statements of operations.

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE. Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as options and warrants, had been issued. The treasury stock method is used to calculate dilutive shares and reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The effects of the potentially dilutive securities (options and warrants that are outstanding) were not included in the computation of diluted loss per share for 2006, 2005 and 2004, since to do so would have been anti-dilutive.

INVESTMENT IN DISTRIBUTOR

At the Closing of the TWC Transaction, we contributed to the Distributor all of our operating businesses, including substantially all of our assets, except for $1 million in cash and certain liabilities, and received a 30% equity interest in the Distributor. The Distributor is treated as a partnership for U.S. federal income tax purposes. The accompanying consolidated financial statements account for our investment in the Distributor using the equity method of accounting.

Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included in our consolidated balance sheet. As a result, we recorded an asset on our balance sheet related to our investment interest in the Distributor. The TWC Transaction represents a non-monetary exchange of a business controlled by the Company for a non-controlling interest in the Distributor. Accordingly, the amount to be initially recorded for the Company’s investment in the Distributor is partially based on the Company’s fair value as determined by reference to the quoted market prices of the Company’s shares at the close of the market on the date of Closing and partially based on the historical basis of the net assets surrendered in the TWC Transaction. On the date of the Closing, we recorded a gain based on the difference between the fair market value of assets contributed and their net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor.

On our consolidated statement of operations subsequent to the Closing, we have recorded our 30% share of the Distributor’s profit or loss as equity in net earnings (loss) from Distributor. The carrying amount of our investment in the Distributor is adjusted to recognize our share of the earnings or losses of the Distributor, adjusted for basis differences and costs incurred by the Distributor on behalf of Genius Products, Inc. Pursuant to Accounting Principles Bulletin No. 18, “The Equity Method of Accounting for Investments in Common Stock”, we will be required to periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately resulting in an impairment loss.

From December 5, 2005 through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we released for TWC on our financial statements. After Closing, substantially all of the operating activities we previously conducted, as well as the results from releasing TWC product, are reflected in the financial statements of the Distributor. A summary of the financial results of the Distributor is in Note 12 to our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”). Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We implemented SFAS No. 154 in our fiscal year beginning January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial position of results of operations for the year ended December 31, 2006. After we completed our 2005 Form 10-K, we determined that it was necessary to restate our unaudited consolidated financial statements and other financial information as of and for the quarters ended June 30, 2005 and September 30, 2005 as well as the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. Please refer to Notes 9 and 10 for further discussion regarding the 2005 and 2006 quarterly restatements.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. We adopted FSP FAS 115-1 on January 1, 2006.  The adoption of FSP FAS 115-1 did not impact the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on our financial position, results of operations, or cash flows. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the EITF issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. The Company does not believe that the adoption of EITF 06-3 will impact the method for recording these sales taxes in the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable;  (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances.  The Statement also describes the manner in which it should be initially applied.  The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109”, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is encouraged, provided that the registrant has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the effect that the application of SFAS No. 157 will have on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which improves financial reporting by requiring an employer to recognize the over or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  This Statement amends SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  Upon the initial application of this statement and subsequently, an employer should continue to apply the provisions in SFAS Nos. 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 31, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  Early application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans.  Retrospective application of the Statement is not permitted.  We do not believe that SFAS No. 158 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB No. 108 may have to our consolidated balance sheet, results of operations and cash flows.

NOTE 3.  INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

(In thousands)	December 31, 2006	December 31, 2005

Raw materials	$-	$71
Finished goods	-	7,798
	-	7,869

Less allowance for obsolescence	-	(2,301)

Inventories, net	$-	$5,568

We revised our inventory carrying amounts as of June 30, 2006 to reflect the amount that we estimated could be sold over the next 12 months based upon an evaluation of our most recent sales history at that date. Please refer to Note 9 for further discussion regarding the 2006 quarterly restatement.

At the Closing we transferred all of our inventory to the Distributor and there were no inventory asset balances at December 31, 2006 for the Company.

NOTE 4.  PROPERTY AND EQUIPMENT

(In thousands)	December 31, 2006	December 31, 2005	Useful lives

Computers and equipment	$-	$712	3-5 years
Furniture and fixtures	-	35	3-7 years
Leasehold improvements	-	22	Lesser of lease term or useful life

		769
Less accumulated depreciation and amortization	-	(373)

Property and equipment, net	$-	$396

Depreciation expense for the 202 day-period ended July 21, 2006 was $0.1 million. Depreciation expense for the years ended December 31, 2005, and 2004 was $0.2 million, and $0.1 million, respectively. At the Closing we transferred all of our fixed assets to the Distributor and there were no fixed asset balances at December 31, 2006 for the Company.

NOTE 5.  FILM LIBRARY

(In thousands)	December 31, 2006	December 31, 2005

Library and Advances, net of accumulated amortization of $4,027 in 2005	$-	$19,124
Titles acquired and not released	-	603

Total library, net of accumulated depreciation	$-	$19,727

The library includes titles acquired as part of the acquisition of AVM and Wellspring Media on March 22, 2005 (Wellspring Library). The Wellspring Library is amortized over its expected revenue stream for a period of ten years from the acquisition date.

We revised the film library and advances amounts on our balance sheet as of June 30, 2006, to reflect their fair value based primarily upon a recent third party valuation performed as of that date. Please refer to Note 9 for further discussion regarding the 2006 quarterly restatements.

At the Closing we transferred our film library to the Distributor and there were no film library asset balances at December 31, 2006 for the Company.

NOTE 6.  ACQUISITION OF AVM

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation (“AVMC”), a subsidiary of American Vantage Companies (“AVC”). AVMC was subsequently converted into a limited liability company in July, 2006 under the name American Vantage Media, LLC (“AVM”). The acquisition was completed through an Agreement and Plan of Merger (“Merger Agreement”) which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock valued at $2.27 per share and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $15.2 million in debt of AVMC. The fair value of these warrants was estimated as $1.6 million using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest rate of 4.2%, an expected life of five years and no expected dividends. The purchase price is approximated by using the average closing market price of our common stock over the two-day period before and after the sale was announced. $1.6 million in direct costs incurred for the acquisition include $0.2 million for legal and professional services related to the valuation of the Wellspring Library, AVM’s principal asset, as well as a transaction fee of $1.2 million paid in the form of 550,301 shares issued at a value of $2.27 per share, and 63,000 warrants, half at an exercise price of $2.56 and half at an exercise price of $2.78, valued at $71,842. The value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest rate of 4.2%, an expected life of five years and no dividends. The fair value of the warrants was classified as equity in 2005 in accordance with EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

The total purchase price of the AVM acquisition was allocated to the estimated fair values of assets acquired and liabilities assumed as set forth in the following table:

(In thousands)
Current assets	$4,074
Property and equipment	31
Wellspring Library	15,379
Other assets	238
Liabilities assumed	(13,784)
Deferred tax liability	(1,380)
Goodwill	14,488
Total Consideration	$19,046

The following unaudited pro forma information represents our consolidated results of operations as if the acquisition of AVM had occurred on January 1, 2004. Such pro forma information does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

	Year Ended December 31,
(In thousands except per share amounts)	2005	2004
Pro forma net revenue	$24,038	$34,855
Pro forma net loss	$(18,643)	$(7,845)
Pro forma net loss per share
Basic and diluted	$(0.46)	$(0.33)

NOTE 7.  ACCRUED EXPENSES

The components of accrued expenses at December 31, 2006 and 2005 were:

(In thousands)	December 31, 2006	December 31, 2005

Accrued payroll and related items	$-	$484
Accrued commissions	-	374
Unearned revenue	-	263
Accrued severance	-	309
Tax payable	-	75
Accrued purchases for inventory	-	1,137
Other accrued expense	-	667

Total accrued expenses	$-	$3,309

At the Closing we transferred all of our accrued expenses to the Distributor and there were no accrued expense balances at December 31, 2006 for the Company.

NOTE 8.  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

On March 21, 2005 (see Note 6), the Company assumed notes payable to certain individuals and entities with a total principal balance of $4.0 million, bearing interest at 7%, payable quarterly, and a maturity date of February 3, 2006. The Company repaid $3.8 million of these notes on February 7, 2006 and withheld payment on the balance as part of our contractual right to reserve for certain potential liabilities associated with the acquisition.

On October 4, 2005, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with a group of investors (collectively, the “Investors”). Under the Purchase Agreement, the Investors loaned a total of $4.0 million to us in exchange for (i) promissory notes in favor of the Investors (the “Notes”) with a total principal balance of $4.0 million and (ii) five-year warrants to purchase a total of 280,000 shares of our common stock, par value $0.0001 per share, with an exercise price per share equal to $1.88 (the last reported sales price of our common stock, as reported by the Over the Counter Bulletin Board, on the closing date of October 5, 2005). The discount allocated to the warrants was $0.3 million, calculated using the Black-Scholes model, with the following weighted average assumptions: expected volatility 60%; risk free interest rate of 4.2%; expected life of five years and no dividends payable. The fair value of the warrants was classified as equity in 2005 in accordance with EITF 00-19. The discount is amortized over the life of the Notes. As of December 31, 2005 the amortized discount was $0.2 million. On December 5, 2005, we repaid $2.5 million of the October 4, 2005 Notes with proceeds from our December 2005 private equity financing, and on March 6, 2006 we repaid the remaining $1.5 million.

In the fourth quarter of 2003, we issued notes payable totaling $1.2 million to private lenders. The notes bore interest at 10.5% and were due December 31, 2004. Interest was payable quarterly, beginning March 31, 2004. For the year ended December 31, 2004, interest expense on the notes was $97,278. Each lender was also granted one warrant at $1.00 per share and one warrant at $3.00 per share for our common stock for each dollar loaned. The discount allocated to the warrants was $0.5 million, calculated using the Black-Scholes model, with the following weighted average assumptions: expected volatility 50%, risk free interest rate of 4.4%, expected life of two years and no dividends paid. The discount was amortized over the lives of the notes. The notes were paid in full as of December 31, 2004.

In 2001, we issued a convertible debenture for $50,750 to a shareholder in place of redeemable common stock. The debenture bore interest at 8%, was due March 31, 2002, and was convertible into common shares at $.50 per share; however, the conversion feature of this debenture has expired. Interest on the debenture was accrued through December 31, 2005. There was no beneficial conversion interest related to this debenture. We repaid the balance of the debenture in February 2006.

NOTE 9.  UNAUDITED RESTATEMENT OF QUARTERS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 2006

On April 12, 2007, we determined that it was necessary to restate our unaudited consolidated financial statements and other financial information as of and for the quarters ended, March 31, June 30 and September 30, 2006. The restatements that we made at that time related to the following corrections of errors:

1.    The Company revised the computation of its stock option non-cash compensation expense under the provisions of SFAS No. 123R and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“Stock Option Compensation Expense”), for the fiscal quarters ended March 31, June 30 and September 30, 2006. The revised computation changed Stock Option Compensation Expense in each of the three above-mentioned fiscal quarters.

Additionally, the Company revised its computation of Stock Option Compensation Expense in the fiscal quarter ended September 30, 2006 to properly reflect the accelerated vesting of employee and non-employee awards of stock options which occurred upon the closing of the TWC Transaction as of July 21, 2006. This non-cash adjustment was necessary as the Stock Option Compensation Expense related to the accelerated vesting was initially recorded in the records of the Distributor. For the three months ended March 31, the Company decreased its stock compensation by $0.1 million. For the three months ended June 30 and September 30, the Company increased stock compensation expense by $0.4 million and $4.1 million, respectively.

2.    The Company revised its reported net revenue amounts for the fiscal quarters ended March 31, June 30 and September 30, 2006 to properly reflect net revenue in the appropriate periods. The need for these corrections resulted from cut-offs due to the closing of the TWC Transaction on July 21, 2006 (as opposed to a month-end cut-off date), cut-offs at June 30 and errors in the timing of recognition of invoices and expenses. For the three months ended June 30, and September 30, the Company increased its revenue in the amount of $2.3 million and decreased its revenue in the amount of $2.0 million, respectively. In addition, the Company identified errors in the treatment of revenue from revenue-sharing agreements and revised its reported net revenue to comply with the provisions of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” The total non-cash adjustments required to decrease revenue for the three months ended March 31, June 30 and September 30 were $0.7 million, $1.2 million and $0.3 million, respectively.

3.    The Company revised its advertising and marketing expense to properly expense advertising and marketing related items as incurred and revised participations expense to comply with the provisions of SOP 00-2. The Company increased advertising and marketing expense by $2.6 million for the three months ended March 31 and decreased advertising and marketing expenses by $1.6 million for the three months ended June 30. For the three months ended March 31 and June 30, the Company reduced participation expense by $1.5 million and increased participation expense by $0.4 million, respectively.

4.    The Company reduced an accrued liability on its balance sheet by approximately $0.4 million for the fiscal quarter ended March 31, 2006, to reflect that the Company does not have any obligation associated with redeemable common stock that had been accrued for and disclosed in prior fiscal periods. The redeemable common stock was reclassified to additional paid-in capital.

5.    The Company revised its operating results for the fiscal quarter ended June 30, 2006 to account for the impairment of its film library, advances made to participants and physical inventory based upon the Company’s shift in its business from value-priced product to branded content. These non-cash adjustments were necessary to properly reflect the realizability of such assets as of June 30, 2006. The total non-cash adjustments required to decrease film library, advances made to participants and physical inventory as of June 30, 2006 were $11.6 million, $2.2 million and $4.6 million, respectively.

6.    The Company increased by $10.0 million the amount it recorded as an extraordinary gain associated with the TWC Transaction as of July 21, 2006, primarily as a result of the restatement item in paragraph five above. This non-cash adjustment is necessary since adjustments that the Company recorded in the fiscal quarters ended March 31 and June 30, 2006 changed the carrying amount of certain assets and liabilities that were contributed to the Distributor.

7.    The Company decreased by $1.4 million the amount it recorded for expenses for the fiscal quarter ended September 30, 2006 to properly allocate certain sales and general and administrative costs between the Company and the Distributor in the period that they were incurred. In addition, the Company revised the amount it recorded for its equity in earnings of the Distributor for the fiscal quarter ended September 30, 2006, to properly reflect its earnings as a result of adjustments made to the operating results of the Distributor. The total non-cash adjustment required to adjust the Company’s equity in net loss of the Distributor for the fiscal quarter ended September 30, 2006 was a decrease of $1.8 million.

8.    The Company revised its tax provision amounts for the fiscal quarters ended March 31, June 30 and September 30, 2006 to properly reflect its tax provision for these periods.  The need for these corrections resulted from the liability recognized in purchase accounting in connection with the Wellspring acquisition and the TWC Transaction. For the three months ended March 31 and three months ended June 30,  the Company decreased its tax provision by $46,000 and $1.3 million, respectively, and for the three months ended September 30, the Company increased its tax provision by $13.1 million, including amounts attributable to the extraordinary gain.

9.    The Company revised the presentation of its advertising and marketing expenses and bad debt expense for the fiscal quarters ended March 31, June 30 and September 30, 2006 to reclassify these amounts from operating expenses to cost of revenues.

The effects of the restatement on net revenues, cost of revenues, gross profit, provision for taxes, net loss, basic and diluted loss per common share, accounts receivable, production masters, film library, accrued expenses, and stockholders’ equity as of and for the quarters ended March 31, June 30 and September 30, 2006 and six and nine months ended June 30 and September 30, 2006 are as follows:

(In thousands, except per share amounts)	Three months ended March 31, 2006
	As Originally Reported	Restatement Adjustments	As Restated

Net revenues	$28,583	$(671)	$27,912
Cost of revenues	23,181	5,616	28,797
Gross profit (loss)	5,402	(6,287)	(885)
Provision for income taxes	-	(46)	(46)
Net loss	(5,674)	(1,046)	(6,720)

Loss per common share:
Basic and diluted	(0.09)	(0.02)	(0.11)

Accounts receivable	42,038	-	42,038
Total current assets	70,448	-	70,448
Production masters	5,195	(5,195)	-
Film library	15,093	5,195	20,288
Total assets	108,053	(165)	107,888
Accrued expenses	6,410	2,392	8,802
Total current liabilities	54,754	500	55,254
Stockholders' equity	50,746	(739)	50,007

(In thousands, except per share amounts)	Three months ended June 30, 2006			Six months ended June 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Net revenues	$75,013	$1,071	$76,084	$103,596	$401	$103,997
Cost of revenues	60,207	26,549	86,756	83,388	32,165	115,553
Gross profit	14,805	(25,477)	(10,672)	20,208	(31,764)	(11,556)
Provision for income taxes	107	(1,334)	(1,227)	107	(1,380)	(1,273)
Net loss	(3,980)	(13,941)	(17,921)	(9,653)	(14,989)	(24,642)

Loss per common share:
Basic and diluted			(0.29)

Accounts receivable	48,457	2,263	50,720	48,457	2,263	50,720
Total current assets	110,958	(2,638)	108,320	110,958	(2,638)	108,320
Production masters	-	-	-	-	-	-
Film library	22,926	(14,946)	7,980	22,926	(14,946)	7,980
Total assets	151,331	(16,608)	134,723	151,331	(16,608)	134,723
Accrued expenses	20,347	514	20,861	20,347	514	20,861
Total current liabilities	100,976	(1,016)	99,960	100,976	(1,016)	99,960
Stockholders' equity	47,826	(14,314)	33,512	47,826	(14,314)	33,512

(In thousands, except per share amounts)	Three months ended September 30, 2006			Nine months ended September 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Net revenues	$17,341	$(2,326)	$15,015	$120,937	$(1,926)	$119,011
Cost of revenues	10,400	4,918	15,318	93,787	37,084	130,871
Gross profit	6,941	(7,244)	(303)	27,149	(39,009)	(11,860)
Provision for income taxes	(107)	8,160	8,053	-	6,780	6,780
Net income	46,965	(5,711)	41,254	37,311	(20,698)	16,613

Loss per common share:
Basic and diluted			0.67

Accounts receivable	-	-	-	-	-	-
Total current assets	1,071	887	1,958	1,071	887	1,958
Production masters	-	-	-	-	-	-
Film library	-	-	-	-	-	-
Total assets	98,568	(4,487)	94,081	98,568	(4,487)	94,081
Accrued expenses	-	-	-	-	-	-
Total current liabilities	426	(241)	185	426	(241)	185
Stockholders' equity	98,142	(18,691)	79,451	98,142	(18,691)	79,451

NOTE 10:  RESTATEMENT OF QUARTERS ENDED JUNE 30 AND SEPTEMBER 30, 2005

When we completed our Form 10-K for the year ended 2005, we determined that it was necessary to restate our unaudited consolidated financial statements and other financial information at and for the quarters ended, June 30 and September 30, 2005. The restatement that we made at that time related to the following correction of errors:

1.    We revised our theatrical revenue to decrease the amount recognized during the three months ended September 30, 2005. The total adjustment required to decrease theatrical revenue to its proper amount was $251,603 for the three months ended September 30, 2005. This adjustment was necessary because we had previously accrued this amount of revenue for the three months ended June 30, 2005 as film rental earned but not billed during that period and, therefore, overstated theatrical revenue by this amount in the three months ended September 30, 2005. The correct accounting treatment is to reverse this accrual during the three months ended September 30, 2005 to properly state theatrical revenue.

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

The effects of the restatement on net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, accounts receivable, production masters, film library, accrued expenses, and stockholders’ equity as of and for the quarters ended June 30 and September 30, 2006 and six and nine months ended June 30 and September 30, 2005 are as follows:

(In thousands, except per share amounts)	Three months ended June 30, 2005			Six months ended June 30, 2005
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Net revenues	$3,822	$90	$3,912	$6,378	$90	$6,468
Cost of revenues	5,163	480	5,643	7,830	480	8,310
Gross profit	(1,341)	(390)	(1,731)	(1,452)	(390)	(1,842)
Net loss	(4,906)	(390)	(5,296)	(7,139)	(390)	(7,529)

Loss per common share:
Basic and diluted	(0.12)	(0.01)	(0.13)	(0.17)	(0.01)	(0.18)

Production masters	3,456	(63)	3,393	3,456	(63)	3,393
Film library	16,096	(416)	15,680	16,096	(416)	15,680
Total assets	46,981	(480)	46,501	46,981	(480)	46,501
Accrued expenses	1,596	(90)	1,506	1,596	(90)	1,506
Total current liabilities	15,255	(90)	15,165	15,255	(90)	15,165
Stockholders' equity	31,726	(390)	31,336	31,726	(390)	31,336

(In thousands, except per share amounts)	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Net revenues	$8,406	$(252)	$8,154	$14,784	$(162)	$14,622
Cost of revenues	5,670	116	5,786	13,501	595	14,096
Gross profit	2,735	(367)	2,368	1,283	(757)	526
Net loss	(3,487)	(367)	(3,855)	(10,626)	(757)	(11,383)

Loss per common share:
Basic and diluted	(0.08)	(0.01)	(0.09)	(0.24)	(0.02)	(0.26)

Accounts receivable	5,649	(252)	5,398	5,649	(252)	5,398
Total current assets	13,552	(252)	13,301	13,552	(252)	13,301
Production masters	3,616	(105)	3,511	3,616	(105)	3,511
Film library	16,270	(490)	15,780	16,270	(490)	15,780
Total assets	46,675	(847)	45,828	46,675	(847)	45,828
Accrued expenses	3,236	(90)	3,146	3,236	(90)	3,146
Total current liabilities	16,465	(90)	16,375	16,465	(90)	16,375
Stockholders' equity	30,210	(757)	29,453	30,210	(757)	29,453

NOTE 11.  COMPLETION OF THE WEINSTEIN COMPANY TRANSACTION

On July 21, 2006, we completed the TWC Transaction with TWC and its affiliates pursuant to which we launched Genius Products, LLC to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC. The transaction closed following a Special Meeting of Stockholders of the Company to approve the transaction and related matters. Under the terms of the TWC Transaction, the Company contributed substantially all of its assets, employees and existing businesses to the Distributor, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. The Distributor is owned 70% by TWC’s parent company and its first-tier subsidiary, W-G Holding Corp., and 30% by Genius Products, Inc. In addition, as part of the TWC Transaction, the Company added to its Board of Directors two TWC executives; Larry Madden, Executive Vice President and Chief Financial Officer of TWC, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting of TWC.

At the Closing, the Distributor adopted an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) in the form agreed to by the parties. The Distributor, which was renamed Genius Products, LLC, now operates the new distribution business as well as our businesses that we conducted prior to the Closing.

At the Closing, we issued to The Weinstein Company Holdings LLC (“TWC Holdings”) and W-G Holding Corp. an aggregate of 100 shares of Series W Preferred Stock. The Series W Preferred Stock provides them and their permitted transferees with (a) the right to elect five of the seven directors on our Board of Directors, (b) majority voting power over other actions requiring approval of our stockholders, and (c) the right to approve certain specified actions. The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value. On the Closing, we amended and restated our Certificate of Incorporation to, among other things, provide for the designation of the Series W Preferred Stock.

At the Closing, we entered into a Registration Rights Agreement with TWC pursuant to which we agreed to register for resale the shares of our common stock issuable upon redemption of Class W Units in the Distributor currently held by TWC Holdings and W-G Holding Corp. In addition, we entered into the following agreements at the Closing: (i) Amended and Restated Limited Liability Company Agreement, (ii) Video Distribution Agreement, (iii) Services Agreement, and (iv) Assignment and Assumption Agreement.

The TWC Transaction represents a non-monetary exchange of a business controlled by the Company for a non-controlling interest in the Distributor. Accordingly, the amount recorded for our investment in the Distributor was partially based on our fair value as determined by reference to the quoted market prices of our shares at the close of the market on the date of Closing and partially based on the historical basis of the net assets surrendered in the TWC Transaction.

We recorded a gain based on the difference between the fair market value of assets contributed and their net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor as shown below:

Total Genius Products Inc. shares outstanding as of July 21, 2006	61,005,126
Closing share price on July 21, 2006	$1.95
Equity market capitalization	118,960
Less cash retained at Genus Products, Inc.	(1,000)
Total consideration	$117,960

Ownership interest retained	30%

Genius Products, Inc. net book value at July 21, 2006	$33,180
Less cash retained at Genius Products, Inc.	(1,000)
Adjusted net book value	32,180

Consideration in excess of book value	$85,780
Ownership interest surrendered	70%
Genius Products, Inc's partial gain	60,046
Less tax provison	(5,843)
Extraordinary gain, net of taxes	$54,203

NOTE 12.  INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Summaries of the statement of operations for the Distributor and a computation of equity in net loss of the Distributor for the period from July 22, 2006 through December 31, 2006 are shown below.

GENIUS PRODUCTS LLC
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD JULY 22, 2006 THROUGH DECEMBER 31, 2006
(IN THOUSANDS)

Revenues, net of sales, returns, discounts and allowances of $71,983	$155,591

Total cost of revenues	168,044
Gross profit	(12,453)

Total operating expenses	7,566
Loss from operations	(20,019)

Interest and other income	309
Net loss	$(19,710)

Our equity in net loss of the Distributor is adjusted each period for basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

Genius Products, Inc. 30% share of net loss from the Distributor	$5,913

Adjustments for basis differences	1,420

Charge for stock compensation for Distributor employees	656

Equity in net loss from Distributor	$7,989

NOTE 13.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES. The Company leases certain facilities and computer equipment under non-cancelable operating leases. Rental expense for the 202-day period ended July 21, 2006 was $0.6 million. Rental expense for the years ended December 31, 2005, and 2004 was $0.5 million, and $0.2 million, respectively.

As of December 31, 2006, we did not have any future minimum annual rental commitments under existing non-cancelable operating leases since at the Closing we transferred all of our lease obligations to the Distributor.

We may be subject to penalties of up to $1 million per month associated with the late filing of our Form 10-K which has prevented us from maintaining current registration statements related to several equity issuances.

Except as described below, we are not a party to any legal or administrative proceedings, other than routine litigation incidental to our business that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

NEBG V. GENIUS

On December 11, 2006, NEBG, LLC, a national organization whose members are independent video retailers, Nolan Anaya, dba Captain Video, and Todd Zaganiacz, dba Video Zone (collectively, “Plaintiffs”), filed a complaint (the “Complaint”) in the Superior Court of Massachusetts naming TWC Holdings, the Company and the Distributor as defendants (collectively, “Defendants”). The Complaint alleged that Defendants, in connection with an exclusive revenue sharing agreement between TWC Holdings and Blockbuster for the rental of DVDs of TWC product (“TWC DVDs”), planned to include a message on such TWC DVDs urging consumers to call a toll-free number if they rented the TWC DVDs from Plaintiffs. The Complaint alleged that such a message would suggest that Plaintiffs were engaged in wrongdoing by renting such TWC DVDs to their customers, which would amount to false advertising and violate the First Sale Doctrine of the Copyright Act. The Complaint alleged Massachusetts state law counts of unfair competition, unfair or deceptive acts or practices, and untrue and misleading advertising, as well as counts of negligent misrepresentation and tortuous interference with advantageous business relationships, and requested that the court enjoin Defendants from distributing any TWC DVDs with the toll-free number message.

On January 4, 2007, Defendants removed the case to the U.S. District Court of Massachusetts. The court denied Plaintiffs’ motion for a temporary restraining order on January 5, 2007, and denied Plaintiffs’ motion for a preliminary injunction on January 18, 2007. Defendants filed a motion to dismiss the Complaint on February 2, 2007, and the court heard oral arguments on the motion on March 9, 2007. In the hearing, Plaintiffs conceded that there is nothing improper or misleading with respect to the message currently contained on TWC DVDs, “This DVD is intended for sale only”. The court focused on the issue of ripeness and questioned whether the Complaint states a cause of action given that the Defendants have not (and are not alleged to have) included a toll-free number message on any of the TWC DVDs. The court is considering the parties’ arguments, and Defendants are awaiting a ruling on the motion to dismiss.

WELLSPRING/WINSTAR MATTER

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation (“AVMC”) and its subsidiary, Wellspring Media, Inc. (“Wellspring”). On or about March 14, 2005, a complaint was filed in U.S. Bankruptcy Court for the District of Delaware against Wellspring requesting a judgment in excess of $3.0 million. The complaint was filed by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate (“Winstar”). The details of this matter are discussed below.

In September 2001 (prior to the acquisition of Wellspring by AVMC), Winstar (or its predecessor) sold a subsidiary, Winstar TV & Video (“TV & Video”), to Wellspring in exchange for $2.0 million in cash and a promissory note in the amount of $3.0 million. The merger agreement provided that in the event the working capital of TV & Video was determined to be less than $3.0 million at the closing of the merger, the sole remedy of Wellspring was a reduction in the principal amount of the promissory note by the difference between $3.0 million and the actual amount of the working capital. The accountants for Wellspring determined that at the time of the closing of the merger, TV & Video had a working capital deficit. Based upon this determination and the provisions of the merger agreement, Wellspring determined that the amount due under the promissory note should be reduced to zero, and as a result no payment was made. On November 30, 2001, Wellspring informed Winstar of its determination regarding the working capital deficit, and Winstar subsequently advised Wellspring that it disputed the determination. Since 2001, Wellspring and Winstar have engaged in discussions in an effort to settle the dispute over the working capital calculation, but no settlement has been reached.

We believe that, if an adverse judgment against Wellspring occurs or an adverse settlement is reached, our direct and indirect subsidiaries, the Distributor, AVMC and Wellspring, will be entitled to full indemnification against any such losses by the initial owners of Wellspring (prior to AVMC), and we will be entitled to indemnification by American Vantage Companies, the former owners of AVMC.

FALCON PICTURE GROUP MATTER

On October 3, 2005, Falcon Picture Group, LLC (“Falcon”) commenced litigation against the Company in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that the Company breached the terms of a license agreement between Falcon and the Company by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks damages of approximately $83,332, as well as an accounting of royalties supposedly due to Falcon.

The Company’s primary defense is that Falcon breached the license agreement by delivering defective content to the Company, double billing for content and failing to honor a provision in the license agreement requiring Falcon to indemnify the Company in the event of claims by third parties that the Company did not possess the legal right to sell Falcon content. The Company believes the evidence will demonstrate that there was no monetary default on its part under the license agreement insofar as, at the time of the alleged default, Falcon was indebted to the Company for an amount substantially in excess of the sum Falcon claims was past due. Accordingly, the Company has commenced litigation against Falcon and its owner, Carl Amari, in the form of a counter claim seeking damages of $1.0 million arising out of, among other claims for relief, Falcon’s breach of the license agreement. Discovery is in its early stages and the action has not been scheduled for trial.

NOTE 14.  STOCKHOLDERS' EQUITY

COMMON STOCK

On March 19, 2004, we completed a private placement offering of 100 units aggregating $7 million pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act. Proceeds net of cash commissions totaled approximately $6.4 million. The private placement was priced at $70,000 per unit. Each unit consists of 50,000 shares of common stock and warrants to purchase 10,000 shares of common stock. The warrants have an exercise price of $3.00 per share and a five-year term. The fair value of the warrants at the time of issuance was $0.4 million using the Black-Scholes valuation method with weighted average assumptions of expected volatility of 20%, risk free interest rate of 2.65%, expected life of five years and no expected dividends. In connection with the sales of the units we issued 5,000,000 new unregistered shares of common stock and warrants to purchase up to 1,650,000 shares of common stock (including warrants issued as compensation to the selected dealer). In accordance with the terms of the Registration Rights Agreement we entered into with the investors and the selected dealer in connection with this financing, we have filed a resale registration statement for the resale of the common stock and the common stock underlying the warrants. The fair value of the warrants was classified as equity in 2005 in accordance with EITF 00-19. The Company used the proceeds from this offering for working capital and other general corporate purposes.

On March 2, 2005, we changed our state of incorporation from the state of Nevada to the state of Delaware and changed the par value of our common stock from $0.001 per share to $0.0001 per share. All transactions have been restated to reflect this change.

On March 2, 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 6,518,987 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 1,303,797 shares of Common Stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share. The transaction closed on March 3, 2005 and we realized gross proceeds of $10.3 million from the financing, before deducting commissions and other expenses. We agreed to register for resale the shares of Common Stock issued in the private placement and shares issuable upon exercise of warrants. Such registration statement became effective on May 11, 2005. The Company used the proceeds from this offering for working capital and other general corporate purposes. The fair value of the warrants was classified as equity in 2005 in accordance with EITF 00-19.

In May 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 3,000,000 shares of our common stock and five-year warrants to purchase 270,000 shares of our common stock at an exercise price of $2.56 per share. The transaction closed on May 20, 2005, and we realized gross proceeds of $5.25 million from the financing before deducting commissions and other expenses. The Company used the proceeds from this offering for working capital and other general corporate purposes. The fair value of the warrants was classified as equity in 2005 in accordance with EITF 00-19.

On December 5, 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 16,000,000 shares of our common stock, par value $0.0001 per share, and five-year warrants to purchase 4,800,000 shares of common stock with an exercise price of $2.40 per share. The transaction closed on December 6, 2005 and we realized gross proceeds of $32 million from the financing, before deducting commissions and other expenses. The proceeds from the offering will provide working capital to fund new ventures as well as content acquisitions. The fair value of the warrants was classified as equity in 2005 in accordance with EITF 00-19.

OTHER STOCK ISSUANCES. During 2004, we issued 57,994 shares of common stock to third-party consultants and service providers for a total of $102,800. During 2005, we issued 585,402 shares of common stock to third-party consultants and service providers for a total of $905,750.

SERIES W PREFERRED STOCK

As a condition to the closing of the TWC Transaction, we issued 100 shares of Series W Preferred Stock to TWC Holdings and its first-tier subsidiary, W-G Holding Corp (collectively, the “TWC Holders”). The Series W Preferred Stock provides the holders with significant rights, preferences and powers:

A. Voting.
1. General. Except as required by our certificate of incorporation or applicable law, the holders of Series W Preferred Stock are entitled to vote on all matters submitted to a vote of our stockholders, voting together with the common stockholders as one class.

2. Voting Power When Threshold Amount Held. Subject to certain limitations set forth in our Charter, the holders of Series W Preferred Stock, in the aggregate, have voting rights equal to the greater of (i) 100 votes; (ii) the number of votes attributable to the number of shares of common stock that TWC Holders beneficially own or have the right to acquire, less the number of votes attributable to the shares of common stock which they may vote directly; and (iii) the number of votes that, together with all other votes entitled to be directly cast by the holders of shares of Series W Preferred Stock, entitle the holders of Series W Preferred Stock to exercise one vote more than one-half of all votes entitled to be cast by all holders of our capital stock.

3. Board of Directors. The holders of Series W Preferred Stock (voting separately as a single class) are entitled to elect five (5) directors to our Board (the “Series W Directors”), and to replace or remove any such Series W Directors. So long as the TWC Holders own or have the right to own at least 20% of our outstanding common stock (the “Threshold Amount”), the holders of our common stock (voting separately as a single class) are entitled to elect two (2) directors (the “At-Large Directors”), and to replace or remove any such At-Large Director.

4. Protective Provisions. The holders of Series W Preferred Stock have special protective provisions under our Charter. These protective provisions provide that the Company may not, without the approval of the holders of at least a majority of the Series W Preferred Stock, take certain important actions specified in our Charter and relating to the Company’s and the Distributor’s business.

5. Vote Below Threshold Amount. At such time as the TWC Holders and their permitted transferees no longer beneficially own or have the right to acquire the Threshold Amount, the voting rights of the holders of the Series W Preferred Stock described above immediately terminate and each share of Series W Preferred Stock will entitle the holder thereof to the number of votes represented by the number of shares of common stock into which all Class W Units held by TWC Holders and their permitted transferees would be converted, exchanged or redeemed pursuant to the LLC Agreement, divided by the number of shares of Series W Preferred Stock outstanding at the record date for such vote.

B. Dividend Provisions. The Series W Preferred Stockholders are entitled to receive dividends as may be declared from time to time by our Board of Directors.

C. Liquidation. In the event of the liquidation, dissolution, winding up or sale or other disposition of all or substantially all of the assets of the Company, whether voluntary or involuntary (“Liquidation”), the Series W Preferred Stockholders are entitled to receive, after payment of the debts and other liabilities of Genius Products, Inc., an amount (or assets having a fair market value) equal to $0.01 plus all accrued but unpaid dividends up to and including the date of Liquidation.

D. Conversion. The Series W Preferred Stock will not be convertible into any other class of stock of the Company.

NON-EMPLOYEE WARRANTS.

In 2004, we granted warrants to purchase a total of 4,667,432 shares of our common stock at exercise prices from $1.20 to $3.00 per share to individuals for services to be rendered and in relation to a private placement, resulting in the recognition of $1.3 million of expense. During 2004, warrants for 217,500 shares were exercised for cash and 478,716 shares of stock were issued in exchange for 1,436,148 warrants in a cashless exercise. In accordance with EITF Issue 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” the stock based compensation expense recorded in our statement of operations for the year ended December 31, 2004, in the amount of $1.3 million, reflected the proportion of the aggregate value corresponding to the number of warrants that had vested by that date.

In 2005, we granted warrants to purchase a total of 8,905,750 shares of our common stock at exercise prices from $1.58 to $2.78 per share to individuals for services to be rendered and in relation to a private placement, resulting in the recognition of $0.4 million of expense. During 2005, warrants for 1,255,315 shares were exercised for cash.

In 2006, warrants for 649,288 shares were exercised for cash. Additionally, warrants for 826,796 shares were exchanged in cashless exercises for 325,029 shares.

A summary of warrant activity follows:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2003	7,415,255	$1.35
Granted in private placement	4,017,432	2.52
Granted for services rendered	650,000	3.00
Exercised	(696,216)	0.80
Canceled	(311,216)	1.05
December 31, 2004	11,075,255	1.82
Granted in private placement	7,773,797	2.47
Granted for services rendered	1,131,953	1.82
Exercised	(1,255,315)	1.02
Canceled	(2,496,773)	2.06
December 31, 2005	16,228,917	2.15
Exercised	(1,476,084)	1.47	$889,392
December 31, 2006	14,752,833	$2.21	$8,040,263
Warrants exercisable, December 31, 2006	14,752,833	$2.21	$8,040,263

The following information applies to warrants outstanding at December 31, 2006:

	Warrants outstanding	Average remaining life	Weighted average exercise price of warrants outstanding	Warrants exercisable	Weighted average exercise price of warrants exercisable
Under $1.50	3,268,152	1.03	$1.16	3,268,152	$1.16
$1.50 - $1.99	167,500	3.73	1.88	167,500	1.88
$2.00 - $2.99	9,670,181	3.36	2.44	9,670,181	2.44
$3.00 - $3.99	1,647,000	2.25	3.00	1,647,000	3.00
	14,752,833	2.72	$2.21	14,752,833	$2.21

NOTE 15.  STOCK-BASED COMPENSATION

We have adopted several stock option plans, all of which have been approved by our stockholders, that authorize the granting of options to purchase our common shares subject to certain conditions. At December 31, 2006, we had reserved 19.1 million of our common shares for issuance of share-based compensation awards under our stock option plans. At December 31, 2006, we have granted 7,394,213 share-based compensation awards outside of our stock option plans. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

The 2004 Stock Option Plan provides a total of 13,500,000 shares to be granted as either incentive stock options or nonqualified stock options to our employees, directors and consultants. The term of the awards may not be for more than ten years (or five years in the case of incentive stock options granted to any participant who owns stock representing more than 10% of the combined voting power of us or any parent or subsidiary of ours).

During 2004, we granted options to our employees and directors to purchase a total of 5,775,080 shares of our common stock at exercise prices of $1.40 to $4.00 per share, which equaled or exceeded fair market value at the time the options were granted.

During 2005, we granted to our employess and directors options to purchase a total of 6,561,253 shares of our common stock under the 2004 Stock Option Plan and options to purchase a total of 3,270,000 shares of our common stock outside any plan, at exercise prices ranging from $1.45 to $2.31 and $1.55 to $2.31, respectively.

During 2006, we granted to our employees and directors options to purchase a total of 1,992,000 shares of our common stock under the 2004 Stock Option Plan and options to purchase 1,577,929 shares of our common stock options outside any plan, at exercise prices ranging from $1.75 to $2.45 and $1.70 to $2.31, respectively.

During 2006, we estimated the fair value of our stock options using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option's expected term and the estimated future price volatility of the underlying stock. As described in SEC SAB No. 107, the Company estimates its expected term using the "simplified" method of calculation. Beginning in 2006, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on our stock in accordance with guidance provided in SFAS No. 123R and SAB 107 “Share-Based Payment”. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of our stock options.

Total share-based compensation expense recognized for the year ended December 31, 2006 was $7.7 million. For the year ended December 31, 2006, no income tax benefit was recognized in the statement of operations for share-based compensation arrangements.

As of December 31, 2006 there was approximately $7.2 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company's stock-based compensation plans that will be recognized over a period of four years. Future grants will add to this total, whereas quarterly amortization and vesting of the existing grants will reduce this total.

A total of $0.9 million of share-based compensation expense was recorded as compensation expense in the statement of operations for the Distributor for the 163 days ending December 31, 2006. Options are issued by Genius Products, Inc. to the employees of the Distributor. Therefore, the Distributor records stock compensation expense pursuant to EITF 00-12. For Genius Products, Inc. management assessed the likelihood that deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a 100% valuation allowance was required due to uncertainty regarding the recoverability of these items.

During the years ended December 31, 2006, 2005 and 2004, we received proceeds of $2.6 million, $0.2 million and $0.2 million, respectively, related to the exercise of options.

We estimated share-based compensation expense for fiscal year 2006 using the Black-Scholes model with the following weighted average assumptions:

Year Ended
December 31, 2006
Risk free interest rate	4.0%
Expected dividend yield	-
Expected volatility	145.9%
Expected life (in years)	5.3

A summary of option activity follows:

	Options Outstanding	Weighted Average Price	Aggregate Intrinsic Value
December 31, 2003	7,555,910	$1.35
Grants	5,775,080	2.52
Exercised	(169,400)	0.80
Canceled	(1,185,097)	1.05
December 31, 2004	11,976,493	1.84
Grants	9,831,253	1.80
Exercised	(157,600)	1.14
Canceled	(3,261,013)	2.06
December 31, 2005	18,389,133	1.78
Grants	3,569,929	1.91
Exercised	(1,833,068)	1.36	$1,738,178
Canceled	(1,053,500)	2.04
December 31, 2006	19,072,494	$1.82	$18,407,885
Options exercisable, December 31, 2006	13,905,675	$1.77	$14,530,330

The following information applies to options outstanding at December 31, 2006:

	Options outstanding	Average remaining life	Weighted average exercise price of options outstanding	Options exercisable	Weighted average exercise price of options exercisable
Under $1.50	3,742,281	5.61	$1.00	3,742,281	$1.00
$1.50 - $1.99	9,838,213	8.05	1.75	5,978,061	1.68
$2.00 - $2.99	4,293,500	7.95	2.16	2,986,833	2.10
$3.00 - $3.99	793,750	7.08	3.00	793,750	3.00
$4.00 + over	404,750	2.65	5.42	404,750	5.42
	19,072,494	7.39	$1.82	13,905,675	$1.77

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, we accounted for stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Prior to the implementation of SFAS No. 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the years ended December 31, 2005 and 2004:

(In thousands, except per share amounts)	Years Ended December 31,
	2005	2004

Net loss as reported	$(17,161)	$(6,046)
Compensation cost at fair value	(1,007)	(1,808)
Pro forma net loss	$(18,168)	$(7,854)

Basic and diluted net loss per share
As reported	$(0.42)	$(0.25)
Pro forma	$(0.45)	$(0.33)

The pro forma compensation cost recognized for the grant date fair value of the stock options granted during the years ended December 31, 2005 and 2004 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004
Risk free interest rate	3.6%	2.7%
Expected dividend yield	—	—
Expected volatility	50%	20%
Expected life (in years)	3.5	4.2

NOTE 16.  SEVERANCE

We reorganized our executive management team and terminated an exclusive agreement with our financial advisor during fiscal year 2005. As a result, severance related charges of approximately $2.7 million were recognized, of which, $1.4 million was related to non-cash compensation expense resulting from the grant of additional vested stock options and the acceleration of certain unvested stock options.

In February 2006, we reorganized our theatrical releasing business as part of a decision to discontinue the use of theatrical releasing as a marketing strategy to improve video sales. As a result, severance related charges of approximately $0.9 million were recognized during the 202-day period ended July 21, 2006. As of December 31, 2006, we did not have any remaining severance obligations.

NOTE 17.  INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2006, 2005 and 2004:

(In thousands)
	2006	2005	2004
Current
Federal	$-	$-	$-
State	-	1	1

Deferred
Federal	4,948	-	-
State	849	-	-

Total	$5,797	$1	$1

At December 31, 2006 and 2005, components of net deferred tax assets (liabilities) in the accompanying balance sheet include the following amounts of deferred tax liabilities:

(In thousands)

	December 31,
Deferred tax asset (liability)	2006	2005
NOL carry-forwards	$20,742	$13,886
State deferreds	-	(401)
Allowance accounts	-	404
Accrued vacation	-	60
Other reserves	1,171	4,559
Deferred compensation cost	-	1,067
Wellspring deferred tax liability	-	(1,380)
Depreciation	-	25
Stock options	2,384	-
Investment in Distributor	(13,021)	-
	11,276	18,220
Less valuation allowance	(24,297)	(19,600)

Net deferred tax asset (liability)	$(13,021)	$(1,380)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2006 and 2005 and 2004:
	2006	2005	2004
Federal tax on pretax income at statutory rates	34%	34%	34%
State tax, net of federal benefit	6	6	6
Other	3	(1)	(1)
Valuation allowance	(58)	(39)	(39)
Total	(15%)	0%	0%

As of December 31, 2006, we had total net operating loss carry-forwards for federal and state income tax purposes of $50.3 million and $41.0 million, respectively which start expiring in 2011 through 2026. Included in our total net operating loss carryover, is approximately $17.6 million of net operating losses we inherited as a result of the AVMC acquisition pertaining mainly to the Wellspring division. The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The net increase in our valuation allowance was $4.7 million in 2006, $12.3 million in 2005 and $2.6 million in 2004. All of our deferred income tax assets have been offset by a valuation allowance as management does not believe the recoverability of the deferred income tax assets is more likely than not to occur. The Company has recorded a net deferred tax liability relating to its investment in Genius Products, LLC. The deferred tax liability related to Genius Products, LLC is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis.

NOTE 18.  EMPLOYEE BENEFIT PLAN

We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of the Company. Under the Plan, we may match contributions at the discretion of management. For the 202-day period ended July 21, 2006 and the years ended December 31, 2005 and 2004 we did not make any contributions to the Plan. At the Closing, we transferred the Plan to the Distributor and as such, there was no employee benefit plan at December 31, 2006 for the Company.

NOTE 19.  RELATED-PARTY TRANSACTIONS

TWC DISTRIBUTION AGREEMENT

On July 17, 2006, the Distributor entered into a Distribution Agreement with TWC (the “TWC Distribution Agreement”), an affiliate of TWC Holdings and W-G Holding Corp., holders of the Company’s Series W Preferred Stock. Pursuant to the TWC Distribution Agreement, TWC granted to the Distributor the right to distribute, advertise, publicize, promote and market DVDs of motion pictures owned or released by TWC for an initial term of approximately five years, subject to early termination provisions described in the TWC Distribution Agreement. Under the TWC Distribution Agreement, after deducting permitted amounts from gross receipts for return reserves, the Distributor’s distribution fee and the Distributor’s reimbursable expenses, the Distributor is required to pay to TWC a portion of the net receipts from the sale of any such DVDs. As of March 31, 2007, the Distributor has paid to TWC an aggregate of $82.8 million in respect of such net receipts.

BANNON CONSULTING AGREEMENT

Stephen K. Bannon is the chairman of the Company’s Board of Directors. Mr. Bannon is also a principal with Bannon Strategic Advisors, Inc. (“Bannon Strategic Advisors”). On July 20, 2006, the Company and Bannon Strategic Advisors entered into a consulting agreement (the “Consulting Agreement”), pursuant to which Bannon Strategic Advisors has provided the Company with consulting and advisory services. Pursuant to the Consulting Agreement, the Company agreed to pay to Bannon Strategic Advisors a monthly consulting fee of $20,833 for a term of two years (i.e., an aggregate of $500,000) and reimburse Mr. Bannon for expenses incurred in connection with services provided to the Company. The Consulting Agreement was approved by the Board of Directors, with Mr. Bannon abstaining from the vote. On July 21, 2006, the rights and obligations of the Company pursuant to the Consulting Agreement were assigned to the Distributor. On January 2, 2007, the Distributor paid to Bannon Strategic Advisors a bonus of $200,000 for services rendered in 2006, and an additional bonus of $25,000 on March 13, 2007. These bonuses were approved by the compensation committee of the Company’s Board of Directors. Through March 31, 2007, the Company and the Distributor in aggregate have paid Bannon Strategic Advisors $454,679 in respect of consulting fees and reimbursement of expenses incurred pursuant to the Consulting Agreement.

SALE OF BABY GENIUS

On December 31, 2005, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Klaus Moeller who was its founder, former CEO and a Director. Under the Asset Purchase Agreement, the Company agreed to sell to Mr. Moeller all of its right, title and interest in and to the following assets (the “Assets”), subject to the terms, conditions and limitations set forth in the Asset Purchase Agreement:

•	The audio and audiovisual works entitled “Baby Genius”;

•	The audio and audiovisual works entitled “Kid Genius”;

•	The audio and audiovisual works entitled “Little Tikes”;

•	The audio works entitled “Wee Worship”; and

•	Related intellectual property, agreements, documents and instruments.

Subject to limited exceptions, Mr. Moeller agreed to assume any and all obligations for royalties, advances, reporting requirements, and all other obligations of any kind arising out of or in connection with all talent agreements, producer agreements, and any and all other agreements relating to the Assets and due after the signing of the Asset Purchase Agreement. As part of the agreement, the Company agreed to continue to distribute Baby Genius, Kid Genius, Little Tikes and Wee Worship DVDs and music CDs and all new products under these brands. Under the distribution agreement, the Company will receive a distribution fee and recoup all of its expenses.

The purchase price for the Assets was $3 million, payable as follows:

•	$0.25 million in cash on signing;

•	$0.75 million by means of a secured promissory note due and payable in full, together with all accrued interest, on January 30, 2006, bearing interest at the rate of 4.5% per annum; and

•
$2 million by means of a secured promissory note due and payable in full, together with all accrued interest, on the fifth anniversary of the closing date, bearing interest at the rate of 4.5% per annum.

The $3 million purchase price was determined by negotiations between the parties and the Company’s assessment of the reasonable value of the Assets and the distribution arrangement described above. At June 30, the Company determined that the remaining value of the note was impaired and recorded an impairment charge of $1.2 million by offsetting the deferred gain against the $2 million note.

BRANDISSIMO! AGREEMENT

On November 1, 2005, the Company entered into an agreement with Brandissimo! Inc. (“Brandissimo”), a company which was formerly co-owned by Trevor Drinkwater, the Company’s President and a Director, and is currently co-owned by David Snyder, a former officer of the Company. Under this agreement, the Company was granted an exclusive “first look” at all Brandissimo-owned or controlled children’s projects to be produced for videogram distribution. Pursuant to the agreement, the Company is the exclusive videogram distributor for all Brandissimo-owned or controlled children’s projects produced or otherwise presented to us. Brandissimo will render production services for any and all children’s projects which the Company finances and produce during the term of the agreement. Over the course of the term, the Company will pay to Brandissimo a $0.1 million non-refundable, non-recoupable overhead fee. Under the agreement, the Company is entitled to receive a distribution fee ranging from 12% to 20% of gross receipts, depending on the products being distributed. All of the Company’s rights and obligations under this agreement were assigned to the Distributor in connection with the TWC Transaction.

FALCON PICTURE GROUP, LLC

On September 8, 2003, the Company executed a license agreement with Falcon Picture Group, LLC (“Falcon”) for the exclusive rights to distribute a majority of its audio and video products worldwide, including AMC and TV Guide branded DVD movie and television collections and Twilight Zone branded audio collections in the U.S. and Canada. Carl Amari, a former member of the Company’s Board of Directors, is the CEO of Falcon. This agreement expired on July 1, 2006, with an automatic renewal for an additional three years if both parties were fulfilling their obligations under the agreement and calls for a royalty to be paid to Falcon on the sales of the video and audio products. The Company committed to pay a minimum annual royalty of $0.2 million for brands including AMC and Twilight Zone, and a royalty of $0.3 million for TV Guide over a three and one-half year term that commenced on December 22, 2003. In addition, the agreement calls for a minimum content purchase of $0.3 million annually.

The agreement also provided a three-year option to acquire Falcon’s assets for $3.6 million (payable in cash or stock or a combination of cash and stock). As consideration for the right to purchase Falcon, the Company issued 70,922 shares of common stock with a market value of approximately $0.1 million. The stock value of $1.40 per share was based on the average of the closing market price of the common shares as of September 8, 2003, the date of issuance of such shares and the execution of the agreement, and July 1, 2003, the effective date of the agreement. The specific assets and liabilities of Falcon that would be acquired under this right will be negotiated by the parties at the time the acquisition is considered. The purchase option expired unexercised in 2006, whereupon the Company wrote off the entire amount.

FACILITY LEASES

From December 31, 2003 through April 21, 2006, the Company leased warehouse space in Atlantic, Iowa from the Meader Family Trust, which is affiliated with Michael Meader, formerly the Company’s President. The Company’s lease with the Meader Family Trust provided for monthly rent of $2,900 and a term that expires in December 2007. On April 21, 2006, the Company entered into a sublease agreement with World Trading Center, Inc., under which the Company subleased to World Trading Center, Inc. its leasehold interest in the warehouse facility. This sublease is for a term commencing April 21, 2006 and continuing until June 30, 2007, and provides for monthly rent of $2,900 for the duration of the term. The Company’s rights and obligations under its lease with the Meader Family Trust and its sublease with World Trading Center, Inc. were assigned to the Distributor as part of the TWC Transaction. Lease payments under the Company’s lease with the Meader Family Trust for the 202-day period ended July 21, 2006 were $20,300. Lease payments were $34,800 and $34,800 in 2005 and 2004, respectively. The Distributor has been informed by the Meader Family Trust that it intends to terminate its sublease agreement with the Distributor effective as of July 1, 2007.

The Company also leased sales offices in Minnesota from Ekelund Properties, which is affiliated with Julie Ekelund, a former Executive Vice President of the Company. Lease payments made during fiscal year 2004 were $14,400 under this agreement. This lease expired in January 2005.

INVESTMENT BANKING AND FINANCIAL ADVISORY SERVICES

Alexander L. Cappello is Chairman, CEO and sole shareholder of Cappello Capital Corp. (“Cappello”), investment bankers. Bruce Pompan is Managing Director of Cappello. Both were Directors of the Company. The Company retained Cappello to perform corporate finance advisory services for a two-year period commencing in March 2004. After the first 12 month term, the agreement can be terminated with 30 days’ advance notice. As consideration for the finance advisory services, Cappello was granted 2,000,000 warrants with an exercise price of $2.50 and a term of ten years. On July 21, 2005, the Company and Cappello entered into (i) a letter agreement (the “First Amendment”) amending certain portions of its original engagement agreement, dated March 24, 2004 (the “Engagement Agreement”), under which the Company retained Cappello as exclusive financial advisor; and (ii) a Resale Agreement (the “Resale Agreement”) providing restrictions on open market sales of certain shares of common stock issued to Cappello.

Under the First Amendment, the Company and Cappello agreed to the following:

•	The Engagement Agreement and the exclusive engagement of Cappello as the Company’s financial advisor are terminated effective as of June 3, 2005;

•
The term “Covered Party” for purposes of the tail period under the Engagement Agreement was limited to two parties identified in the First Amendment and any party providing financing to complete a proposed transaction identified in the First Amendment. The fees payable by us for potential transactions with these two parties were modified from the amounts otherwise payable under the Engagement Agreement;

•	Bruce L. Pompan would submit his resignation as the Company’s director, effective immediately;

•
The Company would issue to Cappello 175,000 shares of common stock and reduce the exercise price on 2,000,000 warrants to purchase common stock currently held by Cappello from $2.50 per share to $2.20 per share;

•
The Company would increase the monthly retainer payable to Cappello from $10,000 per month to $25,000 per month for services commencing as of June 3, 2005 until the occurrence of certain events specified in the Amendment; and

•
The Company would pay to Cappello a fee for the private placement transaction which closed on May 20, 2005 in the amount of $105,000 (2% of the transaction) and 171,675 warrants to purchase the Company’s common stock exercisable at $1.75 per share.

EMPLOYMENT AGREEMENTS

On December 5, 2005, the Company entered into an amendment to the employment agreement with its President and Chief Executive Officer, Trevor Drinkwater, dated December 5, 2005 (the “First Amendment”). The effectiveness of the First Amendment was conditioned upon the closing of the TWC Transaction, which occurred on July 21, 2006. Prior to the effectiveness of the First Amendment, the Company agreed to pay Mr. Drinkwater the annual base compensation that would otherwise be payable during the first year following the closing of the TWC Transaction pursuant to the terms of the First Amendment (the “Annual Base Compensation”).

On July 20, 2006, the Company entered into a second amendment to the employment agreement with Mr. Drinkwater (the “Second Amendment”) pursuant to which the Company agreed to pay Mr. Drinkwater, effective as of June 1, 2006, at a rate equal to the Annual Base Compensation. Upon the closing of the TWC Transaction on July 21, 2006, the First Amendment became effective and Mr. Drinkwater’s compensation shall be determined in accordance with the terms thereunder. On July 21, 2006, the rights and obligations under the terms of the Employment Agreement were assigned to the Distributor.

On December 5, 2005, the Company also entered into amendments to the employment agreements of each of (i) Rodney Satterwhite, the Company’s Chief Operating Officer, (ii) Michael Radiloff, the Company’s Executive Vice President of Marketing and (iii) Mitch Budin, the Company’s Executive Vice President of Sales. The effectiveness of each of such amendment was conditioned on the closing of the TWC Transaction, which occurred on July 21, 2006. Pursuant to such amendments, the employment agreement of each of Mr. Satterwhite, Mr. Radiloff and Mr. Budin was amended to provide for a two year term, with a one-year extension at the option of the Company and to grant to each such employee additional stock options to acquire 75,000 shares of the Company’s common stock, vesting in equal installments over five years. On July 21, 2006, the rights and obligations under the terms of each of these employment agreements were assigned to the Distributor.

NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 are summarized below.

(In thousands, except per share amounts)	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	As Restated	As Restated	As Restated
Net revenues	$27,912	$76,084	$15,015	$-
Gross profit (loss)	(885)	(10,672)	(303)	-
Income (loss) before income taxes	(6,766)	(19,148)	(4,453)	(9,199)
Loss before extraordinary item	(6,720)	(17,921)	(12,949)	(7,774)
Net Income (loss)	(6,720)	(17,921)	41,254	(7,774)
Basic and diluted earnings (loss) per share	$(0.11)	$(0.29)	$0.67	$(0.13)
EPS before extraordinary item	$(0.11)	$(0.29)	$(0.21)	$(0.13)
Weighted average shares outstanding	60,465	60,829	61,370	61,132

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		As Restated	As Restated
Net revenues	$2,556	$3,912	$8,154	$7,705
Gross profit (loss)	(111)	(1,731)	2,368	(1,080)
Loss before income taxes	(2,232)	(5,288)	(3,847)	(5,793)
Net loss	(2,232)	(5,296)	(3,855)	(5,777)
Basic and diluted loss per share	$(0.08)	$(0.13)	$(0.09)	$(0.12)
Weighted average shares outstanding	28,000	41,755	43,349	48,212

GENIUS PRODUCTS, INC AND SUBSIDIARIES
SCHEDULE II - Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2005 and 2006
(In thousands)

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to
	Beginning of	costs and	Other			Balance at End
	Period	expenses	Accounts		Deductions	of Period
	$3,784	$1,070	$-		$-	$4,854
Year ended December 31, 2004
Allowance for:
Uncollectible accounts	$26	$21	$-		$(5)	$42
Reserve for potential product obsolescence	-	474	-		-	$474
Reserve for sales returns and allowances	157	1,339	-		(174)	$1,322
Deferred tax assets	4,671	2,649	-		-	$7,320
	$4,854	$4,483	$-		$(179)	$9,158

Year ended December 31, 2005
Allowance for:
Uncollectible accounts	$42	$361	$1,310	(a)	$(758)	$956
Reserve for potential product obsolescence	474	1,827	-		-	2,301
Reserve for sales returns and allowances	1,322	5,184	217	(a)	(770)	5,953
Deferred tax assets	7,320	12,280	-		-	19,600
	$9,158	$19,652	$1,527		$(1,528)	$28,810

Year ended December 31, 2006
Allowance for:
Uncollectible accounts	$956	721	(1,238	(b)	(439)	-
Reserve for potential product obsolescence	2,301	4,602	(6,223	(b)	(680)	-
Reserve for sales returns and allowances	5,953	40,408	(23,094	(b)	(23,267)	-
Reserve for uncollectable advances	-	2,209	(2,202	(b)	(7)	-
Deferred tax assets	19,600	(19,600)	-	(b)	-	-
	$28,810	$28,340	$(32,757		$(24,393)	$-

(a) AVMC acquired reserve
(b) As part of the closing of the TWC Transaction, these amounts were transferred to the Distributor.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 22, 2006

THROUGH DECEMBER 31, 2006

GENIUS PRODUCTS, LLC AND SUBSIDIARIES

TABLE OF CONTENTS

REPORT OF ERNST & YOUNG LLP	F-37

GENIUS PRODUCTS, LLC BALANCE SHEET AS OF DECEMBER 31, 2006	F-38

GENIUS PRODUCTS, LLC STATEMENT OF OPERATIONS FOR THE PERIOD FROM JULY 22, 2006 THROUGH DECEMBER 31, 2006	F-39

GENIUS PRODUCTS, LLC STATEMENT OF MEMBERS’ EQUITY FOR THE PERIOD FROM JULY 22, 2006 THROUGH DECEMBER 31, 2006	F-40

GENIUS PRODUCTS, LLC STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JULY 22, 2006 THROUGH DECEMBER 31, 2006	F-41

NOTES TO GENIUS PRODUCTS, LLC CONSOLIDATED FINANCIAL STATEMENTS	F-42

Report of Independent Auditors

To the Members

Genius Products, LLC

We have audited the accompanying consolidated balance sheet of Genius Products, LLC and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, members' equity, and cash flows for the period from July 22, 2006 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects. the consolidated financial position of Genius Products, LLC and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the period from July 22, 2006 through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
May 1, 2007

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006
(IN THOUSANDS)

ASSETS
Current assets:
Cash and cash equivalents	$8,326
Accounts receivable, net of allowance for doubtful accounts and sales
returns of $2,963 and $42,057	97,495
Inventories, net	7,589
Prepaid expenses	728
Total current assets	114,138

Restricted cash	309
Property and equipment, net	818
Royalty advances	20,042
Film library, net	8,102
Notes receivable, related party	86
Goodwill	84,982
Other intangible assets, net	16,172
Deposits and other	187
Total assets	$244,836

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$18,704
Remittance to licensors, including related party	106,338
Accrued advertising and marketing	13,375
Other accrued expenses	3,295
Deferred revenue	4,986
Notes payable	213
Total current liabilities	146,911

Total members' equity	97,925
Total liabilities and members' equity	$244,836

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 22, 2006 THROUGH DECEMBER 31, 2006
(IN THOUSANDS, EXCEPT UNITS AND PER UNIT AMOUNTS)

Revenues, net of sales returns, discounts and allowances of $71,983	$155,591

Cost of revenues:
Manufacturing and distribution	54,230
Amortization and participation	89,246
Advertising and marketing	24,568
Total cost of revenues	168,044

Gross loss	(12,453)

Operating expenses:
General and administrative	7,566
Total operating expenses	7,566

Loss from operations	(20,019)

Interest expense	(195)
Interest income and other	504
Net loss	$(19,710)

Net loss per unit	$(0.32)

Total Class G and Class W units	61,005,126

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
STATEMENT OF MEMBERS' EQUITY
FOR THE PERIOD FROM JULY 22, 2006 THROUGH DECEMBER 31, 2006
(IN THOUSANDS)

	Genius Products, Inc	The Weinstein Company Holdings LLC	W-G Holding Corp	Total Members'
	Class G units	Class W Units	Class W Units	Equity

Contribution of assets, liabilities and businesses of Genius Products, Inc.	$117,960	$-	$-	$117,960
Stock compensation expense	281	647	10	938
Distribution to members for costs incurred on behalf of Genius Products, Inc.	(379)	(872)	(12)	(1,263)
Net loss	(5,913)	(13,600)	(197)	(19,710)

Ending members' equity at December 31, 2006	$111,949	$(13,825)	$(199)	$97,925

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JULY 22, 2006 THROUGH DECEMBER 31, 2006
(IN THOUSANDS)

Cash flows from operating activities:
Net loss	$(19,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103
Amortization of intangible assets	3,419
Amortization of film library	484
Change in allowance for doubtful accounts and provision for returns	20,031
Change in provision for obsolete inventory	4,383
Loss on disposal of fixed assets	63
Impairment of royalty advances	849
Imputed interest on notes receivable, related party	(39)
Stock compensation expense	938
Interest expense on notes payable	13

Changes in assets and liabilities:
Increase in accounts receivable	(67,211)
Decrease in inventory	2,034
Increase in prepaid expenses and deposits	(378)
Decrease in notes receivable	288
Increase in royalty advances	(17,134)
Increase in film library	(1,252)
Increase in accounts payable	13,288
Decrease in accrued expenses and other	(3,912)
Increase in deferred revenue	2,229
Increase in remittance due to licensors	55,346
Net cash used in operating activities	(6,168)

Cash flows from investing activities:
Transaction costs related to the TWC Transaction	(4,305)
Restricted cash	(6)
Purchase of property and equipment	(261)
Net cash used in investing activities	(4,572)

Cash flows from financing activities:
Distribution to Members	(1,263)
Net cash used in financing activities	(1,263)

Net decrease in cash and equivalents	(12,003)
Cash at beginning of period	20,329
Cash at end of period	$8,326

Noncash transaction
Contribution of assets, liabilities and businesses from Genius Products, Inc.	$117,960

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE A. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  Genius Products, LLC (the “Distributor” or the “Company”) is owned 70% by The Weinstein Company Holdings LLC (“TWC Holdings”), and its first-tier subsidiary, W-G Holding Corp., each affiliates of The Weinstein Company LLC (“TWC”), and 30% by Genius Products, Inc. (“Genius”), the Distributor’s managing member. The Distributor will continue until terminated in accordance with the provisions of the Amended and Restated Limited Liability Company Agreement of the Distributor.

THE WEINSTEIN COMPANY TRANSACTION. On July 21, 2006, Genius completed a transaction (the “TWC Transaction”) with TWC, TWC Holdings and W-G Holding Corp. pursuant to which Genius, TWC Holdings and W-G Holding Corp jointly launched Genius Products, LLC to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC. At the closing of the TWC Transaction (the “Closing”), Genius contributed substantially all of its assets, employees and existing businesses to the Distributor, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. As a condition to the closing of the TWC Transaction, Genius issued an aggregate of 100 shares of its Series W Preferred Stock to TWC Holdings and W-G Holding Corp.

The Distributor also operates the former businesses of Genius, including the production of proprietary content and the licensing, marketing, sales and distribution of an expanding library of feature films, television programming, family, lifestyle and trend entertainment on DVD and other emerging platforms through its extensive network of retailers throughout the U.S. The Distributor primarily focuses on four core branded content areas: major theatrical/independent film, sports, lifestyle and family/faith based content. In addition to proprietary and TWC content, the Distributor markets, sells and distributes other major branded entertainment content, such as Classic Media, Entertainment Rights, ESPN, NBC News, Sesame Street, Sundance Home Entertainment, World Wrestling Entertainment, Inc., Discovery Communications, Inc., Imaginasian, Asia Extreme, Dragon Dynasty and IFC.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Distributor include the accounts of the Distributor and its controlled subsidiaries after the elimination of intercompany accounts and transactions.

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

CASH AND CASH EQUIVALENTS. Cash equivalents include investments in time deposits, certificates of deposit and money market accounts with original maturities of three months or less.

RESTRICTED CASH. Restricted cash of $0.3 million at December 31, 2006 represents cash invested in certificates of deposit to collateralize a letter of credit issued to a landlord for an office lease.

ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS. The allowance for doubtful accounts and provision for sales returns includes management's estimate of the amount expected to be uncollectible or returned on specific accounts and losses or returns on other accounts as yet to be identified included in accounts receivable. The Distributor provides for future returns of home video product at the time the products are sold. The Distributor calculates an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for its product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. The Distributor also analyzes other factors, including its historical experience with similar types of sales, information the Distributor receives from retailers and its assessment of the product's appeal based on domestic box office success and other research. Actual returns are charged against the reserve.  The amounts the Distributor will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

CONCENTRATIONS OF CREDIT RISK. For the period from July 22, 2006 through December 31, 2006, Wal-Mart and Best Buy accounted for 31% and 5% of net revenues, respectively. At December 31, 2006, Wal-Mart and Best Buy comprised 50% and 7% of accounts receivable before allowances, respectively.

Financial instruments that potentially subject the Distributor to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Distributor restricts investment of temporary cash investments to financial institutions with investment grade credit ratings. The Distributor provides credit in the normal course of business to customers located throughout the United States. The Distributor performs ongoing credit evaluations of its customers, generally does not require collateral and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

The Distributor maintains cash and cash equivalents at several financial institutions. From time to time the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (“FDICs”) insured amount.

INVENTORIES. Inventories consist of raw materials and finished goods and are valued at the lower of cost or market. Cost is determined on an average cost basis which approximates the first-in-first-out method of valuation. Shipping and handling costs are recorded as expenses in the period in which they are incurred. The Distributor regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

ROYALTY AND DISTRIBUTION FEE ADVANCES. Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights. A program supplier’s share of exclusive program distribution revenues is retained by the Distributor until the share equals the advance(s) paid to the program. Thereafter, any excess is paid to the program supplier. The Distributor records, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that an individual title or group of cross-collateralized titles which the Distributor exploits via home entertainment formats (such as home video, CD or broadcast) will result in an ultimate loss, an impairment charge is recognized to the extent that capitalized advance royalties and distribution fees and recoupable production costs exceed estimated fair value, based on projected cash flows, in the period when estimated.

LONG-LIVED ASSETS.

Property and Equipment: Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

Film Library: The Distributor capitalizes the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to DLT master format, menu design, authoring and compression. These costs are amortized to cost of revenues in accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), using the individual film forecast method over a period of ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of unamortized film or library costs to estimated fair value. No assurances can be given that unfavorable changes to revenue and cost estimates will not occur, which may result in significant write-downs affecting the Distributor’s results of operations and financial condition.

Goodwill: The Distributor recorded the excess of net tangible and intangible assets acquired from Genius over their estimated fair value as goodwill. The Distributor has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, the Distributor is required to test goodwill for impairment at least annually. The Distributor evaluates the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. In performing the impairment review, the Distributor determines the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Distributor’s reporting unit is Genius Products, LLC. To evaluate whether goodwill is impaired, the Distributor compares the fair value of the reporting unit to the reporting unit’s net book value, including goodwill. The Distributor determines the fair value of its reporting unit using the present value of its expected future cash flows. If the net book value plus the value of outstanding debt of the reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its net book value plus the value of debt outstanding. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Distributor conducted an impairment review as of December 31, 2006. Based on the analysis performed the Distributor determined that the fair value of its reporting unit’s goodwill exceeded its carrying amount, and therefore there was no indication of an impairment loss. The Distributor also evaluates other intangible assets to determine whether such assets have been impaired.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value.

ADVERTISING COSTS. The Distributor’s advertising expense is composed primarily of co-op advertising and third party radio and television advertising. In accordance with SOP 93-7, “Reporting on Advertising Costs”, the Distributor expenses advertising costs in the period in which the advertisement first takes place. For the 163-day period ended December 31, 2006, advertising and promotion expense was $24.6 million.

SHIPPING EXPENSES. In accordance with Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, the Distributor classifies amounts related to shipping as cost of sales in the accompanying statement of operations.

STOCK-BASED COMPENSATION. The Distributor records stock compensation expense because some of its employees have received options to purchase the common stock of Genius Products, Inc.

Pursuant to EITF Issue 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee”, the stock compensation expense of Genius Products, Inc. for such options is allocated to its investee, the Distributor.

INCOME TAXES. The Distributor is taxed as a partnership for Federal and state income tax purposes. As such, no provision for income taxes has been recorded since the liability for such taxes is that of each of the individual members rather than the Distributor. The Distributor's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

REVENUE RECOGNITION. Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of SOP 00-2 and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Revenues are recorded upon the receipt of goods by the customer for titles that do not have a “street date” (when it is available for sale by the customer). If a title has a street date, the Distributor recognizes the initial shipment as revenue on that date and all subsequent shipments after street date are recognized as revenue upon the receipt of goods by the customer. Under revenue sharing arrangements, rental revenue is recognized on or after the street date and when the Distributor is entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”). Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Distributor implemented SFAS No. 154 in the period beginning July 22, 2006. The adoption of SFAS No. 154 did not have a material impact on the Distributor’s financial position of results of operations for the period July 22, 2006 through December 31, 2006.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The Distributor adopted FSP FAS 115-1 on July 22, 2006.  The adoption of FSP FAS 115-1 did not impact the Distributor's financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Distributor is currently evaluating the impact of this new standard but believes that it will not have a material impact on its financial position, results of operations, or cash flows. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the EITF issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. The Distributor presents sales net of sales taxes. The Distributor does not believe that the adoption of EITF 06-3 will impact the method for recording these sales taxes in the Distributor's financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable;  (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances.  The Statement also describes the manner in which it should be initially applied.  The Distributor does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is encouraged, provided that the registrant has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Distributor is currently evaluating the effect that the application of SFAS No. 157 will have on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which improves financial reporting by requiring an employer to recognize the over or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  This statement amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  Upon the initial application of this statement and subsequently, an employer should continue to apply the provisions in SFAS Nos. 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 31, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  Early application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans.  Retrospective application of the Statement is not permitted.  The Distributor does not believe that SFAS No. 158 will have a material impact on its financial position, results of operations or cash flows.

NOTE B.  INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

(In thousands)	December 31, 2006

Raw materials	$1,377
Finished goods	16,699

18,076
Less allowance for obsolescence	(10,487)

Inventories, net	$7,589

NOTE C.  PROPERTY AND EQUIPMENT

Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

(In thousands)	December 31, 2006	Useful lives

Computers and equipment	$919	3-5 years
Furniture and fixtures	2	3-7 years

	921
Less accumulated depreciation and amortization	(103)

Property and equipment, net	$818

Depreciation expense for the 163 days ended December 31, 2006 was $0.1 million.

NOTE D.  FILM LIBRARY AND ROYALTY ADVANCES

Following are the components of the Distributor’s film library and royalty advances:

(In thousands)	December 31, 2006

Total library, net of accumulated amortization of $484	$8,102
Net royalty advances to content providers	20,042

Total film library and royalty advances	$28,144

The library consists of the acquired Wellspring library and other capitalized costs. The acquired film library is composed of the Wellspring library that was acquired on March 21, 2005, and additional titles licensed since the acquisition. The capitalized costs not related to the Wellspring library acquisition primarily represent film costs associated with certain productions by Tudor and Brandissimo. Film library costs are amortized over a ten year period beginning on each respective product’s release date. The Distributor expects to amortize $2.8 million of its library in 2007. The Distributor expects to amortize $6.9 million, or 85%, of the unamortized film library costs over the next five years, through December 31, 2011. Film library costs will be completely amortized by March 31, 2015. Net royalty advances are paid to content providers and are recoupable by the Distributor from royalties generated by product sales.

NOTE E.  BASIS OF CONTRIBUTED ASSETS AND LIABILITIES, INCLUDING GOODWILL

The total basis of Genius’ contributed assets and liabilites was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(In thousands)

Cash	$20,329
Accounts receivable, net	50,315
Film library	11,090
Inventory	14,006
Other assets	3,144
Intangible assets	19,591
Liabilities assumed	(81,192)
Goodwill	80,677
Total consideration	$117,960

The consideration and final goodwill were calculated as follows:

(In thousands, except per share amounts)

Total Genius Products, Inc shares outstanding as of July 21, 2006	61,005
Closing share price at July 21, 2006	$1.95
Equity market capitalization	118,960
Less cash retained at Genius Products, Inc.	(1,000)
Total consideration	117,960

Genius Products, Inc. - net book value at July 21, 2006	18,692
Less cash retained at Genius Products, Inc.	(1,000)
Adjusted net book value	17,692

Total consideration in excess of net book value	100,268
Amounts allocated to identifiable intangible assets	(19,591)
Amounts allocated to goodwill	80,677
Capitalized transaction costs	4,305
Goodwill at December 31, 2006	$84,982

Other intangible assets:

Intangible assets were recorded in connection with the TWC Transaction and are amortized over the estimated useful lives of the assets using the straight line method.
(In thousands)	December 31, 2006	Useful Lives

Distribution agreements	$11,129	3-6 years
Customer relationships	6,625	7.5 years
Sales order backlog	1,837	3 months
	19,591

Less accumulated amortization	(3,419)
Other intangible assets, net	$16,172

Amortization expense for the 163 days ended December 31, 2006 was $3.4 million.
(In thousands)	2007	2008	2009	2010	2011

Amortization expense for the next five years	3,567	3,563	2,954	2,578	1,694

NOTE F.  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

On March 21, 2005, Genius completed its acquisition of American Vantage Media Company (“AVMC”), a subsidiary of American Vantage Companies (“AVC”). As part of this acquisition, Genius assumed notes payable to certain individuals and entities with a total principal balance of $4.0 million, bearing interest at 7%, payable quarterly, with a maturity date of February 3, 2006. Genius repaid $3.8 million of these notes on February 7, 2006 and withheld payment on the balance as part of its contractual right to reserve for certain potential liabilities associated with the acquisition. In conjunction with the TWC Transaction, the Distributor assumed Genius’ rights and obligations with respect to the notes payable.

NOTE G.  REMITTANCE DUE TO LICENSORS AND DEFERRED REVENUE

The Distributor records as net revenues the full amount it receives from sales of home video products (net of reserves and allowances), deducts its distribution fee, costs of goods sold (including manufacturing expenses) and certain marketing expenses, and remits the balance to TWC and other licensors. The remittance to licensors of $106.3 million at December 31, 2006 primarily related to amounts owed to TWC from sales of TWC's titles, Scary Movie, Lucky Number Slevin, Feast, Clerks 2 and Pulse that were released on DVD during the period of July 22 through December 31, 2006.

The deferred revenue of $5.0 million at December 31, 2006 primarily related to revenue associated with shipments at the end of the fourth quarter that had not yet been received by the customer or where a title had not had its “street date” (the date the product is available for retail sale). The Distributor recognizes its initial shipment of product as revenue on that date, and all subsequent shipments after street date are recognized as revenue upon the receipt of goods by the customer.

NOTE H.  ACCRUED EXPENSES

The components of accrued expenses are as follows:

(In thousands)	December 31, 2006

Accrued payroll and related items	$1,042
Accrued bonus	696
Due to related company	777
Accrued operating expenses	780
Total accrued expenses	$3,295

NOTE I.  COMMITMENTS AND CONTINGENCIES

The Distributor leases certain facilities and computer equipment under non-cancelable operating leases described below.

On January 17, 2007, the Distributor entered into a lease agreement with Del Mar Investors, L.P., under which the Distributor rents approximately 493 square feet of office space located in Del Mar, California, for a monthly rent of $1,800 per month. The Distributor has leased this office space on a month-to-month basis. This office space is used by certain of the Distributor’s executive officers and employees.

On January 23, 2007, the Distributor entered into a lease agreement with Maguire Properties, L.P., under which the Distributor rents approximately 5,050 square feet of office space located in Santa Monica, California, for a monthly rent of $31,300 per month. The Distributor has the right to terminate this lease at any time upon five (5) business days’ prior written notice. The Distributor’s accounting and finance departments are currently housed on a temporary basis in this office space.

On January 5, 2007, the Distributor entered into a sublease agreement with The Advantage Network, LLC, under which the Distributor subleased to The Advantage Network, LLC its leasehold interest in a 5,603 square foot facility located in Solana Beach, California. This sublease is for a term commencing February 1, 2007 and ending December 31, 2008, and provides for monthly rent of $10,600 from February 1, 2007 through December 31, 2007, and $11,000 from January 1, 2008 through December 31, 2008. Until March 2006, Genius used this facility as its principal executive offices pursuant to a sublease agreement entered into in November 2003. The November 2003 sublease is for a five-year term which commenced in January 2004, and was assigned to the Distributor as part of the TWC Transaction.

In addition to monthly rent for the Solana Beach facility, the Distributor is required to pay for increases in common area expenses over the base year of 2004. The Distributor also has the option to extend the lease for an additional five-year period, although it does not anticipate exercising this option upon expiration of the initial term. Under the Distributor’s sublease agreement with The Advantage Network, LLC, the Distributor remains obligated to pay any rent and common area expenses under the November 2003 sublease in excess of the monthly rent paid by The Advantage Network, LLC.

On April 21, 2006, Genius entered into a sublease agreement with World Trading Center, Inc., under which it subleased to World Trading Center, Inc. its leasehold interest in a warehouse facility (approximately 8,000 square feet) in Atlantic, Iowa. Genius’ rights under this sublease were assigned to the Distributor as part of the TWC Transaction. This sublease is for a term commencing April 21, 2006 and continuing until June 30, 2007, and provides for monthly rent of $2,900 for the duration of the term. Genius had previously subleased this warehouse space pursuant to a sublease agreement, dated December 31, 2003, with the Meader Family Trust, a related party at the time. Genius’ sublease with the Meader Family Trust provided for monthly rent of $2,900 and a term that expires in December 2007. Genius’ rights and obligations under this sublease were assigned to the Distributor as part of the TWC Transaction. The Distributor has been informed by the Meader Family Trust that it intends to terminate its sublease agreement with the Distributor effective as of July 1, 2007.

On March 15, 2006, Genius entered into a lease agreement for a 17,400 square foot facility located in Santa Monica, California. This lease was assigned to the Distributor as part of the TWC Transaction. This facility has been used as Genius’, and the Distributor’s, principal executive offices. This lease is for a five-year term which commenced in March 2006. The Distributor has issued a letter of credit in the amount of $0.3 million to guarantee future lease payments due to the landlord of the Distributor's offices located at 2230 Broadway in Santa Monica, California.  As of December 31, 2006, the letter of credit is collateralized by cash deposited with the bank that issued the letter of credit.  The cash that collateralizes the letter of credit is shown on the Distributor’s balance sheet as restricted cash.

On March 22, 2005, as part of the acquisition of AVMC and Wellspring Media, Inc. (“Wellspring”), Genius assumed office space in New York on a month-to-month basis. Effective as of the closing of the TWC Transaction, the Distributor assumed all of Genius’ rights and obligations under the New York lease, and continues to occupy the New York space for monthly rent of $17,800.

On October 15, 2004, Genius entered into a sublease agreement for a 1,670 square foot facility located in Bentonville, Arkansas. This sublease has a term of 5 years and expires in October 2009. The monthly rent for this facility is $1,900 with an annual increase of 3 percent. This sublease was assigned to the Distributor as part of the TWC Transaction.

As of December 31, 2006, future minimum annual commitments are as follows:

(In thousands)	2007	2008	2009	2010	2011	Total

Lease obligations	$863	$873	$740	$762	$207	$3,445
Employment agreements	1,938	1,783	1,783	1,194	432	7,130
Consulting agreements	537	138	-	-	-	675
Royalty advances	29,137	20,050	8,200	-	-	57,387
Total	$32,475	$22,844	$10,723	$1,956	$639	$68,637

Except as described below, the Distributor is not a party to any legal or administrative proceedings, other than routine litigation incidental to the Distributor’s business that it does not believe, individually or in the aggregate, would be likely to have a material adverse effect on its financial condition or results of operations.

NEBG V. GENIUS

On December 11, 2006, NEBG, LLC, a national organization whose members are independent video retailers, Nolan Anaya, dba Captain Video, and Todd Zaganiacz, dba Video Zone (collectively, “Plaintiffs”), filed a complaint (the “Complaint”) in the Superior Court of Massachusetts naming TWC Holdings, Genius and the Distributor as defendants (collectively, “Defendants”). The Complaint alleged that Defendants, in connection with an exclusive revenue sharing agreement between TWC Holdings and Blockbuster for the rental of DVDs of TWC product (“TWC DVDs”), planned to include a message on such TWC DVDs urging consumers to call a toll-free number if they rented the TWC DVDs from Plaintiffs. The Complaint alleged that such a message would suggest that Plaintiffs were engaged in wrongdoing by renting such TWC DVDs to their customers, which would amount to false advertising and violate the First Sale Doctrine of the Copyright Act. The Complaint alleged Massachusetts state law counts of unfair competition, unfair or deceptive acts or practices, and untrue and misleading advertising, as well as counts of negligent misrepresentation and tortuous interference with advantageous business relationships, and requested that the court enjoin Defendants from distributing any TWC DVDs with the toll-free number message.

On January 4, 2007, Defendants removed the case to the U.S. District Court of Massachusetts. The court denied Plaintiffs’ motion for a temporary restraining order on January 5, 2007, and denied Plaintiffs’ motion for a preliminary injunction on January 18, 2007. Defendants filed a motion to dismiss the Complaint on February 2, 2007, and the court heard oral arguments on the motion on March 9, 2007. In the hearing, Plaintiffs conceded that there is nothing improper or misleading with respect to the message currently contained on TWC DVDs, “This DVD is intended for sale only”. The court focused on the issue of ripeness and questioned whether the Complaint states a cause of action given that the Defendants have not (and are not alleged to have) included a toll-free number message on any of the TWC DVDs. The court is considering the parties’ arguments, and Defendants are awaiting a ruling on the motion to dismiss.

Pursuant to the Distributor’s distribution agreements with certain of its content partners, the Distributor has agreed to either (i) provide a letter of credit to such content partners or (ii) fund and maintain an escrow account for the benefit of such content partners, in each case in order to ensure the satisfaction of the Distributor’s monetary obligations under the applicable distribution agreement.  The Distributor has not yet issued any such letters of credit or funded any such escrow accounts, but continues to exercise its distribution rights as set forth in all such agreements.  The aggregate amount of such commitments is approximately $21 million as of March 31, 2007.

NOTE J.  MEMBERS' EQUITY

Units of Genius Products, LLC

Effective July 22, 2006 and as of December 31, 2006, there are 18,301,538 Class G Units and 42,703,588 Class W Units of the Distributor issued and outstanding. The terms and conditions of the Class G Units and Class W Units are governed by the Amended and Restated Limited Liability Company Agreement of the Distributor dated July 21, 2006 (the “Distributor LLC Agreement”).

Under the Distributor LLC Agreement, Genius is obligated to contribute to the Distributor, as an additional capital contribution (or loan to the Distributor in the case of debt), the net proceeds received from any issuances by Genius of stock or securities convertible into or exchangeable for common stock, or upon the exercise, conversion or exchange of any convertible securities, or the sale of its property, incurrence of indebtedness, recapitalization or refinancing, or from any other capital raising transaction. However, the consideration received by Genius from the exercise of options, warrants or other convertible securities issued and outstanding as of July 21, 2006 (or any property acquired solely with such consideration) is not required to be contributed to the Distributor.

Under the Distributor LLC Agreement, no holder of Class G Units or Class W Units will be entitled to demand or receive a return of any capital contributions or otherwise withdraw from the Distributor without the consent of all members.

Under the Distributor LLC Agreement, if either the Distributor, TWC Holdings or certain affiliates of TWC Holdings pays, discharges or otherwise satisfies or assumes any liability or obligation for which it is entitled to indemnification from Genius pursuant to the Master Contribution Agreement dated December 5, 2005, as amended, the Distributor will redeem from Genius (without any further payment to Genius) a number of Class G Units, and issue to the holders of Class W Units (without any further payment by such holders) a number of additional Class W Units based on a formula set forth in the Distributor LLC Agreement (an “Indemnification Issuance”).

Repurchase of Class W Units

Under the Distributor LLC Agreement, if, at any time prior to December 31, 2009:

(i) TWC terminates the Distribution Agreement between TWC and the Distributor (the “TWC Distribution Agreement”) because the “Annual Video Ratio” is less than 60% or the “Semi-Annual Video Ratio” is less than 60% (as such terms are defined in the TWC Distribution Agreement) and the Annual Video Ratio or Semi-Annual Video Ratio, as applicable, giving rise to such termination is more than 50%, (as calculated pursuant to the terms of the TWC Distribution Agreement); or

(ii) TWC enters bankruptcy and does not (i) continue to substantially perform its obligations under the TWC Distribution Agreement, or (ii) provide for TWC’s obligations being assumed under the TWC Distribution Agreement by or through a successor, affiliate or other person; then, in either such case, the Distributor may repurchase from TWC Holdings and its first-tier subsidiary, W-G Holding Corp., a portion of the Class W Units owned by them as provided in the table below. The purchase price to be paid will be an amount equal to 75% of the cash amount that TWC Holdings and W-GHolding Corp. would receive upon a redemption of tendered units as described below under “Redemption Rights of Class W Units”, where the number of tendered units is equal to the number of Class W Units to be repurchased. The portion of Class W Units subject to the repurchase right during any calendar year will be determined as follows:

Year of Term	Portion of Units Subject to Repurchase
1/1/06 - 12/31/06	60%
1/1/07 - 12/31/07	30%
1/1/08 - 12/31/08	20%
1/1/09 - 12/31/09	10%

If at any time prior to December 31, 2009, TWC terminates the TWC Distribution Agreement for the reasons described above and the Annual Video Ratio or Semi-Annual Video Ratio, as applicable, giving rise to such termination is less than 50% (as calculated pursuant to the terms of the TWC Distribution Agreement), then the Distributor will have no right to repurchase any portion of the Class W Units then held by TWC Holdings or W-G Holding Corp.

Redemption Rights of Class W Units

Each holder of Class W Units will have the right to require the Distributor to redeem all or a portion of the Class W Units held by it and not subject to a repurchase right by the Distributor under the provisions described above (the “Tendered Units”) in exchange (a “Redemption”) for a number of shares of Genius common stock equal to the number of Tendered Units, subject to adjustment for dividends, stock splits, reverse stock splits, distributions, Indemnification Issuances and certain other issuances by Genius. The Distributor may also deliver to the tendering party cash instead of shares, with a value based on the 30-day trailing volume weighted average price of Genius’ common stock.

Limitation on the Authority of the Managing Member

Genius is the managing member of the Distributor. However, Genius’ authority to operate the business and affairs of the Distributor is subject to certain limitations. For so long as TWC Holdings, W-G Holding Corp. and their transferees beneficially own units comprising at least 20% of the outstanding units of the Distributor, the managing member is not permitted to take certain actions on behalf of the Distributor (directly or through a subsidiary) without the prior approval of TWC Holdings, including without limitation the following: (i) creating or assuming any indebtedness or liability, or providing any indirect financial assistance, or assuming any mortgage, charge or other encumbrance on any property of the Distributor; (ii) selling, leasing, exchanging or disposing of, by any means, property or assets of the Distributor having a value in excess of $100,000; (iii) entering into or effecting any conversion, consolidation or merger involving the Distributor; (iv) taking any action to liquidate or dissolve the Distributor; (v) entering into, amending or waiving any contract with a member or with any party that is not at arm’s length; (vi) engaging, removing or replacing the Distributor’s independent auditors; (vii) guaranteeing the liabilities or debts of any other person than a subsidiary of the Distributor; (viii) requiring any guarantee from any member; (ix) declaring or making any distribution, including any distribution in-kind of securities or other non-cash assets; (x) issuing or granting any Class G Units, Class W Units or any other units, membership interests or economic interests in the Distributor (other than as provided in the Distributor LLC Agreement); (xi) utilizing sub-distributors, or licensees, or outsourcing any functions relating to the Distributor’s performance under the Distribution Agreement; (xii) appointing or removing the Distributor’s CEO, COO, CFO, or any other executive level officer or employee, or any other employee whose compensation is in excess of $150,000 per year; (xiii) approving the annual or quarterly budget for the Distributor, or varying more than 10% from the amount budgeted for any particular line item therein; (xiv) engaging in any debt or equity financing, refinancing, recapitalization or other capital raising transaction; (xv) approving or entering into any contracts, agreements, understandings or arrangements outside the ordinary course or providing for payments by or to the Distributor or obligations in excess of $100,000 per year; (xvi) commencing or settling any litigation; (xvii) licensing any item of product outside the ordinary course or on terms other than fair market value; (xviii) approving or adopting any material employee compensation plan or arrangement; (xix) creating any subsidiary or taking any of the actions described above with respect to any subsidiary. In addition, the Distributor generally must follow tax positions on its tax returns advocated by TWC Holdings.

Allocation of Profits and Losses

Profits and losses are allocated to the partners based upon their relative ownership of the Distributor.

NOTE K.  EMPLOYEE BENEFIT PLAN

The Distributor sponsors a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of the Distributor. Under the Plan, the Distributor may match contributions at the discretion of management. For the 163-day period ended December 31, 2006 the Distributor did not make any contributions to the Plan.

NOTE L.  RELATED-PARTY TRANSACTIONS

SERVICES AGREEMENT

The Distributor provides certain services and pays certain direct costs, including filing fees, registration fees and audit fees, on behalf of Genius according to the terms of a services agreement. The Distributor incurred a total of $1.3 million in corporate operating and payroll related expenses on behalf of Genius during the 163-day period ended December 31, 2006. Such amounts were reflected as a distribution to members in the accompanying financial statements.

TWC DISTRIBUTION AGREEMENT

On July 17, 2006, the Distributor entered into a Distribution Agreement with TWC (the “TWC Distribution Agreement”), an affiliate of TWC Holdings and W-G Holding Corp., holders of the Distributor’s Series W Preferred Stock. Pursuant to the TWC Distribution Agreement, TWC granted to the Distributor the right to distribute, advertise, publicize, promote and market DVDs of motion pictures owned or released by TWC for an initial term of approximately five years, subject to early termination provisions described in the TWC Distribution Agreement. Under the TWC Distribution Agreement, after deducting permitted amounts from gross receipts for return reserves, the Distributor’s distribution fee and the Distributor’s reimbursable expenses, the Distributor is required to pay to TWC a portion of the net receipts from the sale of any such DVDs. As of March 31, 2007, the Distributor has paid to TWC an aggregate of $82.8 million in respect of such net receipts.

BANNON CONSULTING AGREEMENT

Stephen K. Bannon is the chairman of Genius’ Board of Directors. Mr. Bannon is also a principal with Bannon Strategic Advisors, Inc. (“Bannon Strategic Advisors”). On July 20, 2006, Genius and Bannon Strategic Advisors entered into a consulting agreement (the “Consulting Agreement”), pursuant to which Bannon Strategic Advisors has provided Genius with consulting and advisory services. Pursuant to the Consulting Agreement, Genius agreed to pay to Bannon Strategic Advisors a monthly consulting fee of $20,833 for a term of two years (i.e., an aggregate of $500,000) and reimburse Mr. Bannon for expenses incurred in connection with services provided to Genius. The Consulting Agreement was approved by the Board of Directors, with Mr. Bannon abstaining from the vote. On July 21, 2006, the rights and obligations of Genius pursuant to the Consulting Agreement were assigned to the Distributor. On January 2, 2007, the Distributor paid to Bannon Strategic Advisors a bonus of $200,000 for services rendered in 2006, and an additional bonus of $25,000 on March 13, 2007. These bonuses were approved by the compensation committee of Genius’ Board of Directors. Through March 31, 2007, Genius and the Distributor in aggregate have paid Bannon Strategic Advisors $454,679 in respect of consulting fees and reimbursement of expenses incurred pursuant to the Consulting Agreement.

BRANDISSIMO! AGREEMENT

On November 1, 2005, Genius entered into an agreement with Brandissimo! Inc. (“Brandissimo”), a company which was formerly co-owned by Trevor Drinkwater, Genius’ President and a Director, and is currently co-owned by David Snyder, a former officer of Genius. Under this agreement, Genius was granted an exclusive “first look” at all Brandissimo-owned or controlled children’s projects to be produced for videogram distribution. Pursuant to the agreement, Genius is the exclusive videogram distributor for all Brandissimo-owned or controlled children’s projects produced or otherwise presented to us. Brandissimo will render production services for any and all children’s projects which Genius finances and produce during the term of the agreement. Over the course of the term, Genius will pay to Brandissimo a $0.1 million non-refundable, non-recoupable overhead fee. Under the agreement, Genius is entitled to receive a distribution fee ranging from 12% to 20% of gross receipts, depending on the products being distributed. All of Genius’ rights and obligations under this agreement were assigned to the Distributor in connection with the TWC Transaction.

FACILITY LEASES

From December 31, 2003 through April 21, 2006, Genius leased warehouse space in Atlantic, Iowa from the Meader Family Trust, which is affiliated with Michael Meader, formerly Genius’ President. Genius’ lease with the Meader Family Trust provided for monthly rent of $2,900 and a term that expires in December 2007. On April 21, 2006, Genius entered into a sublease agreement with World Trading Center, Inc., under which Genius subleased to World Trading Center, Inc. its leasehold interest in the warehouse facility. This sublease is for a term commencing April 21, 2006 and continuing until June 30, 2007, and provides for monthly rent of $2,900 for the duration of the term. Genius’ rights and obligations under its lease with the Meader Family Trust and its sublease with World Trading Center, Inc. were assigned to the Distributor as part of the TWC Transaction. Lease payments under Genius’ lease with the Meader Family Trust for the 202-day period ended July 21, 2006 were $20,300. Lease payments were $34,800 and $34,800 in 2005 and 2004, respectively. The Distributor has been informed by the Meader Family Trust that it intends to terminate its sublease agreement with the Distributor effective as of July 1, 2007.

EMPLOYMENT AGREEMENTS

On December 5, 2005, Genius entered into an amendment to the employment agreement with its President and Chief Executive Officer, Trevor Drinkwater, dated December 5, 2005 (the “First Amendment”). The effectiveness of the First Amendment was conditioned upon the closing of the TWC Transaction, which occurred on July 21, 2006. Prior to the effectiveness of the First Amendment, Genius agreed to pay Mr. Drinkwater the annual base compensation that would otherwise be payable during the first year following the closing of the TWC Transaction pursuant to the terms of the First Amendment (the “Annual Base Compensation”).

On July 20, 2006, Genius entered into a second amendment to the employment agreement with Mr. Drinkwater (the “Second Amendment”) pursuant to which Genius agreed to pay Mr. Drinkwater, effective as of June 1, 2006, at a rate equal to the Annual Base Compensation. Upon the closing of the TWC Transaction on July 21, 2006, the First Amendment became effective and Mr. Drinkwater’s compensation shall be determined in accordance with the terms thereunder. On July 21, 2006, the rights and obligations under the terms of the Employment Agreement were assigned to the Distributor.

On December 5, 2005, Genius also entered into amendments to the employment agreements of each of (i) Rodney Satterwhite, Genius’ Chief Operating Officer, (ii) Michael Radiloff, Genius’ Executive Vice President of Marketing and (iii) Mitch Budin, Genius’ Executive Vice President of Sales. The effectiveness of each of such amendment was conditioned on the closing of the TWC Transaction, which occurred on July 21, 2006. Pursuant to such amendments, the employment agreement of each of Mr. Satterwhite, Mr. Radiloff and Mr. Budin was amended to provide for a two year term, with a one-year extension at the option of Genius and to grant to each such employee additional stock options to acquire 75,000 shares of Genius’ common stock, vesting in equal installments over five years. On July 21, 2006, the rights and obligations under the terms of each of these employment agreements were assigned to the Distributor.

NOTE M.  SUBSEQUENT EVENTS

On February 20, 2007, the Distributor entered into a multi-year agreement with Sesame Workshop® of New York to be the exclusive North American home entertainment distributor of Sesame Workshop's library of more than 100 titles. Included are Sesame Street, Sesame Beginnings, and Elmo's World. The agreement also includes Pinky Dinky Doo, which premiered in April 2006. The Distributor will maintain home video and certain digital distribution rights for the term of the agreement. The transaction will automatically increase the Distributor’s library by over 100 titles and further solidifies its emerging role as leaders in the growing family market.

NOTE N.  VALUATION AND QUALIFYING ACCOUNTS

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.
(In thousands)	Balance at	Charged to	Charged to
	Beginning of	costs and	Other		Balance at End
	Period (a)	expenses	Accounts	Deductions	of Period

Period from July 22, 2006 through December 31, 2006
Uncollectible accounts	$1,238	$2,205	$-	$(480)	$2,963
Reserve for inventory obsolescence	6,223	6,266	-	(2,002)	10,487
Reserve for sales returns and allowances	23,094	52,851	-	(33,888)	42,057
Reserve for uncollectable advances	2,202	855	-	-	3,057
	$32,757	$62,177	$-	$(36,370)	$58,564

(a) The beginning of the period is July 22, 2006 when the balances for these allowances were transferred from Genius Products, Inc. to Genius Products, LLC.