Form 10-Q
period 2007-03-31
GENIUS PRODUCTS INC
filed 2007-06-04
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 65,873,620 shares outstanding of the issuer's Common Stock as of April 30, 2007.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

NOTICE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements”. To the extent that the information presented in this Quarterly Report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.

When considering forward-looking statements in this Quarterly Report, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, and other sections of this Quarterly Report. Except as required by law, we do not intend to update our forward-looking statements, whether written or oral, to reflect events or circumstances after the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	March 31, 2007 (Unaudited)	December 31, 2006 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,203	$3,745
Prepaid expenses and other current assets	110	110
Amounts receivable from affiliate, net	694	777
Total current assets	7,007	4,632

Investment in Distributor	82,877	84,796
Total assets	$89,884	$89,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	-	$59
Accrued expenses	$1,356	865
Total current liabilities	1,356	924

Deferred tax liability	13,154	13,021
Total liabilities	14,510	13,945

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized; 65,421,762 and 63,305,195 shares outstanding, respectively	7	6
Additional paid-in capital	108,034	105,375
Accumulated deficit	(32,667)	(29,898)
Total stockholders' equity	75,374	75,483

Total liabilities and stockholders' equity	$89,884	$89,428

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006
		(Restated)
Revenues, net of sales returns, discounts and allowances of $0 and $8,843, respectively	$-	$27,912

Total cost of revenues	-	28,797

Gross loss	-	(885)

Operating expenses (income):
Selling, general and administrative	456	5,683
Gain on sale, related party	-	(40)
Equity in net loss from Distributor	2,228	-

Total operating expenses	2,684	5,643

Loss from operations	(2,684)	(6,528)

Interest and other income (expense), net	49	(238)

Loss before provision for income taxes	(2,635)	(6,766)

Provision (benefit) for income taxes	134	(46)

Net loss	$(2,769)	$(6,720)

Basic and diluted EPS

Net loss per share	$(0.04)	$(0.11)

Basic and diluted weighted average shares	64,193,425	60,473,122

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT WARRANT INFORMATION)
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net loss	$(2,769)	$(6,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	-	48
Equity in net loss from Distributor	2,228	-
Amortization and impairment of film library	-	311
Change in allowance for doubtful accounts and provision for returns	-	9,147
Operating expenses paid by Distributor	259	-
Change in provision for obsolete inventory	-	(178)
Common stock issued for services	-	19
Stock compensation expense	197	921
Debt discounts	-	121
Deferred tax liability	134	(46)
Changes in assets and liabilities:
Increase in accounts receivable	-	(48,778)
Increase in inventories	-	(3,696)
Decrease in prepaid expenses, notes receivable and deposits	83	873
Increase in restricted cash	-	(301)
Increase in film library	-	(872)
Increase (decrease) in accounts payable	(59)	4,300
Increase in accrued expenses and other	491	5,494
Increase in deferred revenue	-	16,262
Increase in remittance to licensors	-	16,258
Decrease in debentures payable	-	(51)
Increase (decrease) in deferred gain, related party	-	80
Net cash provided by (used in) operating activities	564	(6,808)

Cash flows from investing activities:
Purchase of property and equipment	-	(272)
Net cash used in investing activities	-	(272)

Cash flows from financing activities:
Net borrowings (payments) on notes payable and debentures	-	(5,300)
Proceeds from exercise of options	1,071	139
Proceeds from exercise of warrants	823	46
Net cash provided by (used in) financing activities	1,894	(5,115)

Net increase (decrease) in cash and cash equivalents	2,458	(12,195)
Cash and cash equivalents at beginning of period	3,745	30,597
Cash and cash equivalents at end of period	$6,203	$18,402

Supplemental disclosure of cash flow information
Interest paid	$-	$74

Warrant holders cashless exercised 1,371,803 warrants during the quarter ended March 31, 2007.

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  NATURE OF BUSINESS, THE WEINSTEIN COMPANY TRANSACTION, AND INVESTMENT IN DISTRIBUTOR

NATURE OF BUSINESS
Genius Products, Inc. (OTC BB:GNPI) ("we" "our" or the "Company"), along with The Weinstein Company Holdings LLC (“TWC Holdings”) and its first-tier subsidiary, W-G Holding Corp., (“W-G Holdings”) own Genius Products, LLC (the "Distributor"), a leading entertainment products company that distributes, licenses, acquires and produces an expanding library of feature films, television programming, family, lifestyle and trend entertainment on digital versatile discs (“DVD”), as well as the new high-definition DVD formats and all other hard carrier devices and on emerging digital distribution technologies. The Distributor primarily focuses on four core branded content areas: major theatrical/independent film, sports, lifestyle and family/faith based content. The Distributor handles the distribution, marketing and sales for many brands including The Weinstein Company®, Dimension Films™, Independent Film Channel (IFC)®, Wellspring™, RHI Entertainment™, ImaginAsian Entertainment, Dragon Dynasty™, Peace Arch Entertainment, Laugh Factory, ESPN®, World Wrestling Entertainment, Inc.® (“WWE”), Animal Planet, The Learning Channel, Classic Media, Entertainment Rights, Sesame Workshop®, Plaza Sesamo®, Discovery Kids™ and Impact Entertainment, amongst others. The Company is the managing member of the Distributor, in which it holds a 30% equity interest.

The Distributor uses third-party distribution facilities located throughout the United States and ships and sells its products directly to retailers, rentailers and to wholesale distribution companies. The Distributor distributes to over 25,000 retail locations. The Distributor sells to mass retail stores including Target, Wal-Mart, Kmart, Meijers, ShopKo, Costco and Sam’s Club; children’s toy stores including Toys R Us; electronics stores including Best Buy, Fry’s and Circuit City; bookstores including Borders and Barnes & Noble; music retailers including Trans World Entertainment and Virgin; internet retailers including Amazon, Netflix and iTunes; rental outlets including Blockbuster, Movie Gallery and Hollywood Video; direct marketing companies including QVC, Castalian Music and Columbia House; as well as other non-traditional outlets. The Distributor also distributes to wholesale distribution companies including Alliance Entertainment, Ingram, VPD and Baker & Taylor.

THE WEINSTEIN COMPANY (“TWC”) TRANSACTION
On July 21, 2006 (the “Closing Date”), we completed a transaction (the “TWC Transaction”) with TWC Holdings and W-G Holdings (two subsidiaries of TWC) pursuant to which we launched the Distributor to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC. On the Closing Date, the Company contributed substantially all of its assets (except for $1 million in cash and certain liabilities), its employees, and its existing businesses to the Distributor.

As a result, the Distributor is owned 70% by TWC Holdings and W-G Holdings and 30% by the Company. This 70% interest in the Distributor consists of Class W Units and is redeemable, at TWC Holdings’ and W-G Holdings’ option commencing at any time from one year after the Closing Date, for up to 70% of the Company’s outstanding common stock, or with TWC Holdings’ and W-G Holdings’ approval, cash. Our 30% membership interest in the Distributor consists of the Distributor’s Class G Units (see Investment in Distributor section below).

In addition to granting TWC Holdings and W-G Holdings a 70% interest in the Distributor consisting of the Distributor’s Class W Units, to accomplish the TWC Transaction we issued an aggregate of 100 shares of the Company’s Series W Preferred Stock to TWC Holdings and W-G Holdings. The Series W Preferred Stock provides the holders thereof with (a) the right to elect five of the seven directors on our Board of Directors, of which two are currently TWC executives, (b) majority voting power over other actions requiring approval of our stockholders, and (c) the right to approve certain specified actions. The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value.

On the Closing Date, we entered into a Registration Rights Agreement with TWC Holdings and W-G Holdings pursuant to which we agreed to register for resale the shares of our common stock issuable upon redemption of Class W Units in the Distributor currently held by TWC Holdings and W-G Holdings. In addition, the Company and/or the Distributor entered into the following agreements on the Closing Date: (i) Amended and Restated Limited Liability Company Agreement, (ii) Video Distribution Agreement, (iii) Services Agreement, and (iv) Assignment and Assumption Agreement.

From December 5, 2005 through the Closing Date, we operated under an interim distribution agreement with TWC and recorded the results from titles we released for TWC on our financial statements. After the Closing Date, substantially all of the operating activities we previously conducted, as well as the results from releasing TWC product, are reflected in the financial statements of the Distributor. A summary of the financial results of the Distributor is in Note 3 to our condensed consolidated financial statements.

INVESTMENT IN DISTRIBUTOR
The accompanying condensed consolidated financial statements account for our investment in the Distributor (30% membership interest represented by the Distributor’s Class G units) using the equity method of accounting. On our consolidated statement of operations subsequent to the Closing Date, we recorded our 30% share of the Distributor’s profit or loss as equity in net loss from Distributor, adjusted for non-cash basis differences (see Note 3) and costs incurred by the Distributor on behalf of the Company. Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, we will periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately resulting in an impairment loss.

Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included as an asset in our condensed consolidated balance sheet. The TWC Transaction represented a non-monetary exchange of a business controlled by the Company for a non-controlling interest in the Distributor. Accordingly, the amount recorded for the Company’s investment in the Distributor was partially based on the Company’s fair value as determined by reference to the quoted market prices of the Company’s shares at the close of the market on the Closing Date and partially based on the historical basis of the net assets surrendered in the TWC Transaction. The Distributor is treated as a partnership for U.S. federal income tax purposes.

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies are applicable to the Company and to the Distributor, where noted.

BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

PRINCIPLES OF CONSOLIDATION
The condensed consolidated financial statements include the accounts of (i) Genius Products, Inc., (ii) our wholly owned subsidiary American Vantage Media, LLC (“AVM”) and (iii) Wellspring Media, LLC (“Wellspring Media”), a wholly owned subsidiary of AVM. Each of the aforementioned direct or indirect subsidiaries of the Company was acquired on March 21, 2005, in addition to Sanuk Corporation, American Vantage/Hypnotic, Inc. and Wellspring Productions, LLC (which are all inactive). All significant inter-company transactions and accounts have been eliminated in consolidation.

ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

The Distributor’s allowance for doubtful accounts and provision for sales returns includes management's estimate of the amount expected to be uncollectible or returned on specific accounts and losses or returns on other accounts as yet to be identified included in accounts receivable. The Distributor provides for future returns of home video product at the time the products are sold. The Distributor calculates an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for its product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. The Distributor also analyzes other factors, including historical experience with similar types of sales, information the Distributor receives from retailers and its assessment of the product's appeal based on domestic box office success and other research. Actual returns are charged against the reserve.  The amounts the Distributor will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

INVENTORIES
The Distributor’s inventories consist of raw materials and finished goods and are valued at the lower of cost or market. Cost is determined on a first-in-first-out method of valuation. Shipping and handling costs are recorded as expenses in the period in which they are incurred. The Distributor regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

ROYALTY AND DISTRIBUTION FEE ADVANCES
The Distributor’s royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights. A program supplier’s share of exclusive program distribution revenues is retained by the Distributor until the share equals the advance(s) paid to the program supplier. Thereafter, any excess is paid to the program supplier in accordance with deal terms. The Distributor records as a cost of sales an amount equal to the program supplier’s share of the net distribution revenues. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that an individual title or group of cross-collateralized titles (titles grouped together so that the profits and losses of each are pooled for an aggregate net profit or loss) which we exploit via home entertainment formats will result in an ultimate loss, an impairment charge is recognized to the extent that capitalized advance royalties exceed estimated fair value, based on projected cash flows, in the period when estimated.

LONG-LIVED ASSETS
The Distributor capitalizes the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to digital linear tape (“DLT”) master format, menu design, authoring and compression. These costs are amortized to cost of revenues in accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, using the individual film forecast method over a period not to exceed ten years. Costs are stated at the lower of unamortized film costs or estimated fair value. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of unamortized film costs or library to estimated fair value.

STOCK-BASED COMPENSATION
Under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which was adopted by the Company beginning on January 1, 2006, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period using a modified prospective application. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense relates to share-based awards granted subsequent to January 1, 2006 and share-based awards granted prior to, but not yet vested as of January 1, 2006, all based on the grant date fair value.

Subsequent to the Closing Date of the TWC Transaction, the Company’s stock-based compensation expense consists of expense associated with stock options held by and subsequently granted to independent members of the Company’s Board of Directors.

The Distributor records stock-based compensation expense associated with Company stock options held by and subsequently granted to the Distributor’s employees (the former employees of the Company before the TWC Transaction) in accordance with Emerging Issues Task Force (‘EITF’) Issue No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee”, (“EITF 00-12”).  EITF 00-12 requires that the Distributor recognize the costs of stock-based compensation incurred by an investor on its behalf.

INCOME TAXES
The Company files a consolidated corporate tax return and accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when some portion or all of the deferred tax asset will not be realized on a more likely than not basis. Based on the Company’s assessment of all available evidence, the Company has concluded that its deferred tax assets do not meet the “more likely than not” threshold for recognition. This conclusion is based primarily on our history of net operating losses, annual net operating loss limitations under Internal Revenue Code (“IRC”) Section 382, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability related to its investment in the Distributor. The deferred tax liability related to the Distributor is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no material unrecognized tax benefits at January 1, 2007 or at March 31, 2007.

REVENUE RECOGNITION
Revenue from the sale or licensing of films is recognized by the Distributor upon meeting all recognition requirements of SOP 00-2 and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which requires that there is a contract with the buyer, delivery or “Street Date” (when it is available for sale by the Distributor’s customer) has occurred, the price is determinable, and collectability is reasonably assured. The Distributor records revenue upon the receipt of goods by the customer for titles that do not have a Street Date. If a title has a Street Date, the Distributor recognizes the initial shipment as revenue on that Street Date and all subsequent shipments after the Street Date are recognized as revenue upon the receipt of goods by the customer. Under revenue sharing arrangements, rental revenue is recognized on or after the Street Date and when the Distributor is entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We have determined that there is no material impact from SAB No. 108 on our consolidated balance sheet, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at “fair value”. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007. We do not believe the impact SFAS No. 159 will be material to our condensed consolidated financial statements.

NOTE 3.  INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Summaries of the statement of operations, balance sheets and the computations of the Company’s equity in net loss of the Distributor are shown below.

Our equity in net loss of the Distributor is adjusted each period for non-cash basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(IN THOUSANDS)

Revenues, net of sales, returns, discounts and allowances of $31,672	$83,117

Total cost of revenues	(76,155)
Gross profit	6,962

Total operating expenses	(9,098)
Loss from operations	(2,136)

Interest, net	(263)
Net loss	$(2,399)

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(IN THOUSANDS)

ASSETS
Current assets:
Cash and cash equivalents	$10,502
Accounts receivable, net of allowance for doubtful accounts and sales returns of $42,908	93,066
Inventories, net of reserves for obsolescence of $10,763	9,734
Prepaid expenses and other current assets	3,205
Total current assets	116,507

Restricted cash	312
Property and equipment, net	791
Royalty advances	24,598
Film library, net of accumulated amortization of $811	7,774
Goodwill	84,982
Other intangible assets, net of accumulated amortization of $4,311	15,280
Deposits and other	205
Total assets	$250,449

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	24,144
Remittance to licensors, including related party	83,266
Accrued advertising and marketing	16,531
Other accrued expenses	8,189
Deferred revenue	22,870
Notes payable	218
Total current liabilities	155,218

Total members' equity	95,231

Total liabilities and member's equity	$250,449

Our equity in net loss of the Distributor is adjusted each period for non-cash basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

For the three months ended March 31, 2007

Genius Products, Inc. 30% share of net loss from the Distributor	$720

Adjustments for basis differences	1,111

Charge for stock compensation for Distributor employees	397

Equity in net loss from Distributor	$2,228

NOTE 4.  UNAUDITED RESTATEMENT OF QUARTER ENDED MARCH 31, 2006

On April 12, 2007, we determined that it was necessary to restate our unaudited consolidated financial statements and other financial information as of and for the quarter ended March 31, 2006. The restatements that we made at that time related to the following corrections of errors:

1. The Company revised the computation of its stock option non-cash compensation expense under the provisions of SFAS No. 123R and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“Stock Option Compensation Expense”), for the fiscal quarter ended March 31, 2006. For the three months ended March 31, 2006 the Company decreased its stock compensation expense by $0.1 million

2. The Company revised its reported net revenue amounts for the fiscal quarter ended March 31 2006 to properly reflect net revenue in the appropriate periods and to comply with the provisions of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” The total non-cash adjustment required to decrease revenue for the three months ended March 31, 2006 was $0.7 million.

3. The Company revised its advertising and marketing expense to properly expense advertising and marketing related items as incurred and revised participations expense to comply with the provisions of SOP 00-2. The Company increased advertising and marketing expense by $2.6 million and reduced participation expense by $1.5 million for the three months ended March 31, 2006.

4. The Company reduced an accrued liability on its balance sheet by approximately $0.4 million for the fiscal quarter ended March 31, 2006, to reflect that the Company does not have any obligation associated with redeemable common stock that had been accrued for and disclosed in prior fiscal periods. The redeemable common stock was reclassified to additional paid-in capital.

5. The Company revised its tax provision amounts for the fiscal quarter ended March 31, 2006 to properly reflect its tax provision for this period.  The need for this correction resulted from the liability recognized in purchase accounting in connection with the Wellspring acquisition. For the three months ended March 31, 2006, the Company decreased its tax provision by approximately $46,000.

6. The Company revised the presentation of its advertising and marketing expenses and bad debt expense for the fiscal quarter ended March 31, 2006 to reclassify these amounts from operating expenses to cost of revenues.

The effects of the restatement on net revenues, cost of revenues, gross profit, provision for taxes, net loss, basic and diluted loss per common share, accounts receivable, film library, accrued expenses, and stockholders’ equity as of and for the quarter ended March 31, 2006 are reflected in the accompanying unaudited condensed consolidated financial statements, footnotes and schedules.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

As of March 31, 2007, we did not have any future minimum annual rental commitments under existing non-cancelable operating leases since at the Closing Date of the TWC Transaction we transferred all of our lease obligations to the Distributor.

We may be subject to penalties of up to $1 million per month associated with the late filing of our Quarterly Report on Form 10-Q which has prevented us from maintaining current registration statements related to several equity issuances.

Except as described below, we are not a party to any legal or administrative proceedings, other than routine litigation incidental to our business that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

NEBG MATTER
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 a complaint filed against the Company, the Distributor and TWC Holdings (collectively, “Defendants”) by NEBG, LLC, Nolan Anaya dba Captain Video and Todd Zaganiacz dba Video Zone (collectively, “Plaintiffs”) in the Superior Court of Massachusetts (the “Court”). On May 18, 2007, the Court dismissed all of Plaintiffs’ claims against Defendants and this case is now closed.

WELLSPRING/WINSTAR MATTER
We have disclosed in prior reports filed with the SEC a complaint filed against Wellspring Media, Inc. (“Wellspring”) in U.S. Bankruptcy Court for the District of Delaware by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate (the “Trustee”). On May 8, 2007, Wellspring entered into a Settlement Agreement with the Trustee pursuant to which the Trustee released Wellspring and the Company, among others, from all claims relating to the dispute in exchange for Wellspring’s agreement to pay to the Trustee a cash settlement amount of $563,700. The former indirect owners of Wellspring have agreed to pay the settlement amount in satisfaction of their indemnification obligations to Wellspring.

FALCON PICTURE GROUP MATTER
We have disclosed in prior reports filed with the SEC a complaint filed against the Company in the Circuit Court of Cook County, Illinois by Falcon Picture Group, LLC (“Falcon”), and the related counterclaim filed by the Company against Falcon and its owner, Carl Amari. There have been no material developments in these matters.

NOTE 6.  STOCKHOLDERS' EQUITY

COMMON STOCK
During the three months ended March 31, 2006, we issued 49,472 common shares related to the exercise of warrants for proceeds of approximately $46,000. Additionally, during the three months ended March 31, 2006, we issued 125,000 common shares related to the exercise of options for proceeds of approximately $139,000.

During the three months ended March 31, 2006, we issued 10,000 common shares for services rendered.

During the three months ended March 31, 2007, we issued 1,491,073 common shares related to the exercise of warrants for proceeds of $0.8 million. Additionally, during the three months ended March 31, 2007, we issued 625,493 common shares related to the exercise of options for proceeds of $1.1 million.

SERIES W PREFERRED STOCK
As a condition to the closing of the TWC Transaction, we issued 100 shares of Series W Preferred Stock to TWC Holdings and its first-tier subsidiary, W-G Holdings (collectively, the “TWC Holders”). The Series W Preferred Stock provides the holders with significant rights, preferences and powers as described in Note 1.

NON-EMPLOYEE WARRANTS
We did not issue any warrants during the first quarter of 2007.

A summary of warrant activity follows:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2006	14,786,054	$2.21
Exercised	(2,439,018)	1.57	$3,675,425
March 31, 2007	12,347,036	$2.34	$7,469,593
Warrants exercisable, March 31, 2007	12,347,036	$2.34	$7,469,593

The following information applies to warrants outstanding at March 31, 2007:

	Warrants Outstanding	Average remaining life	Weighted average exercise price of warrants outstanding	Warrants exercisable	Weighted average exercise price of warrants exercisable
Under $1.50	2,230,937	1.10	$1.34	2,230,937	$1.34
$1.50 - $1.99	170,723	3.52	1.88	170,723	1.88
$2.00 - $2.99	8,298,376	3.30	2.48	8,298,376	2.48
$3.00 - $3.99	1,647,000	2.00	3.00	1,647,000	3.00
	12,347,036	2.73	$2.34	12,347,036	$2.34

NOTE 7.  STOCK-BASED COMPENSATION

We have adopted several stock option plans, all of which have been approved by our stockholders, that authorize the granting of options to purchase our common shares subject to certain conditions. At March 31, 2007, we had reserved 27 million of our common shares for issuance of share-based compensation awards under our stock option plans. At March 31, 2007, we had also reserved 7,394,213 of our common shares for issuance of share-based compensation awards granted outside of our stock option plans. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

We did not grant any options during the first quarter of 2007. The amount of share-based compensation expense recognized in the three months ended March 31, 2007 is based on options issued prior to January 1, 2007 and ultimately expected to vest.

Total share-based compensation expense recognized for the three months ended March 31, 2007 was $0.2 million. No income tax benefit was recognized in the statement of operations for share-based compensation arrangements for either the Company or the Distributor.

A total of $0.6 million of share-based compensation expense related to options issued by the Company to employees of the Distributor was recorded as compensation expense in the statement of operations for the Distributor for the three months ended March 31, 2007.

During the quarters ended March 31, 2007 and 2006, we received proceeds of $1.1 million and $139,000, respectively, related to the exercise of options. We estimated share-based compensation expense for the three months ended March 31, 2007 using the Black-Scholes model with the following weighted average assumptions:

Three months ended March 31, 2007
Risk free interest rate	4.5%
Expected dividend yield	-
Expected volatility	106.6%
Expected life (in years)	5.3

A summary of option activity follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2006	19,072,494	$1.83
Exercised	(625,493)	1.71	$796,301
Canceled	(242,500)	4.03
March 31, 2007	18,204,501	$1.80	$21,227,422
Options exercisable, March 31, 2007	13,678,481	$1.74	$16,918,399

The following information applies to options outstanding at March 31, 2007:

	Options Outstanding	Average remaining life	Weighted average exercise price of options outstanding	Options exercisable	Weighted average exercise price of options exercisable
Under $1.50	2,169,972	4.69	$0.67	2,169,972	$0.67
$1.50 - $1.99	10,955,029	7.65	1.72	7,610,676	1.66
$2.00 - $2.99	4,068,500	7.77	2.17	2,886,833	2.11
$3.00 - $3.99	793,750	6.83	3.00	793,750	3.00
$4.00 + over	217,250	3.90	5.79	217,250	5.79
	18,204,501	7.24	$1.80	13,678,481	$1.74

NOTE 8.  INCOME TAXES

The Company recorded a federal and state tax provision of $0.1 million in the first quarter of 2007. The tax provision resulted from the net increase in the deferred tax liability related to our investment in the Distributor. As noted above, the Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to its investment in Distributor.

NOTE 9. SUBSEQUENT EVENTS

On April 1, 2007, the Distributor acquired all the membership interest of Castalian Music, LLC, a fully integrated direct response TV marketing and fulfillment service for the music and video entertainment industry, from EMI North America for $3.5 million. The transaction will be accounted for as a purchase in the second quarter of 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto contained in this report. The discussion contains forward-looking statements that relate to future events or our future financial performance that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. For additional information concerning these factors, see the information under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

NATURE OF BUSINESS

The Company, along with TWC Holdings and its first-tier subsidiary, W-G Holdings, own the Distributor, a leading entertainment products company that distributes, licenses, acquires and produces an expanding library of feature films, television programming, family, lifestyle and trend entertainment on digital distribution technologies and on videogram, which encompasses videocassettes, videodiscs, videotapes, DVDs, other emerging platforms such as the new high-definition DVD formats, Universal Media Disc, CD-ROM, DVD-ROM and all other hard carrier devices.

The Distributor primarily focuses on the following four core, branded content areas, frequently referred to as “Content Verticals”:

•	Theatrical/Independent Films (includes Independent Film Channel (IFC)®, RHI Entertainment™ (Hallmark library), The Weinstein Company® and Wellspring™)

•	Sports (includes ESPN® and World Wrestling Entertainment® (“WWE”))

•	Lifestyle (includes Animal Planet, The Learning Channel (TLC™) and Wellspring™)

•	Family/Faith (includes Classic Media, Discovery Kids™, Entertainment Rights and Sesame Workshop®)

The Distributor’s agreements with TWC, ESPN®, Classic Media, Sesame Workshop®, World Wrestling Entertainment, Inc.® and Discovery Communications, in combination with our acquisition of the Wellspring library in 2005, gives the Distributor a substantial library of high quality content comprising approximately 3,500 feature films and documentaries and 4,000 hours of television programming. We believe that the Distributor’s catalog of titles is integral to a well-balanced content portfolio that can generate substantial revenues with a diverse group of retailers and wholesalers.

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

The Distributor currently has the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC, a film company created by Robert and Harvey Weinstein. The Distributor has released over 50 TWC titles on DVD, including the following recent or forthcoming titles:

•	School for Scoundrels, starring Billy Bob Thornton;
•	Black Christmas, starring Michelle Trachtenberg and Lacey Chabert;
•	Bobby, starring Anthony Hopkins, Sharon Stone, Lawrence Fishburne, Demi Moore, William H. Macy, Lindsay Lohan, and Elijah Wood;
•	Arthur and the Invisibles, starring Freddie Highmore;
•	Hannibal Rising, starring Gong Li and Dominic West;
•	Factory Girl, starring Sienna Miller and Jimmy Fallon; and
•	Miss Potter, starring Renee Zellweger and Ewan McGregor.

The Distributor maintains in perpetuity distribution rights for TWC content released during the term of the Distributor’s distribution agreement with TWC (the “TWC Distribution Agreement”).

Under the TWC Distribution Agreement, TWC granted a license to the Distributor to manufacture, promote and sell in the U.S. and its territories and possessions, through December 31, 2010 (or December 31, 2013 if TWC extends the term), DVDs, videocassettes and other forms of pre-recorded home video of feature films and direct-to-video releases which TWC has the right to distribute on home video. These releases include films produced by TWC as well as films which TWC acquires or obtains the right to distribute on home video. The TWC Distribution Agreement provides that the Distributor will earn a fee on net sales of these home video products, depending on the level of these sales compared to theatrical box office revenues for the same films. The Distributor collects the proceeds from sales of home video products and remits these proceeds to TWC, minus the Distributor’s distribution fee, cost of goods sold (including manufacturing expenses) and certain marketing expenses.

The TWC Distribution Agreement contains complex provisions relating to payments, permitted expenses and other adjustments, and the foregoing discussion is intended only as a summary. For further information, the full text of the TWC Distribution Agreement is included as an exhibit to the Company’s Annual Report on Form 10-K.

RESULTS OF OPERATIONS OF GENIUS PRODUCTS, INC.

All of the operations of the Company relate to the activity of the Distributor. The Company accounts for our investment in the Distributor using the equity method of accounting. On our consolidated statement of operations subsequent to the Closing Date of the TWC Transaction, we recorded our 30% share of the Distributor’s profit or loss as equity in net earnings (loss) from Distributor, adjusted for basis differences and costs incurred by the Distributor on behalf of the Company. Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, we will periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately resulting in an impairment loss. Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included as an asset in our consolidated balance sheet.

We did not compare the results of operations for the three months ended March 31, 2007 and 2006 due to the fact that the results of operations would not be comparable. The discussion below includes a description of the results of the Company and the Distributor for the quarter ended March 31, 2007.

Revenues

The Company had no revenue for the three months ended March 31, 2007. All of the revenue is reflected in the results of operations of the Distributor.

The Distributor generated revenues of $83.1 million, net of sales returns, discounts and allowances of $31.7 million for the three months ended March 31, 2007. Revenues for the three months ended March 31, 2007 were primarily composed of sales of TWC titles, The Protector, School for Scoundrels, Clerks 2, and Harsh Times and sales of branded content including ESPN and WWE.

Consistent with other retail product distributors, the Company has experienced some degree of sales seasonality; however, subsequent to the July 21, 2006 completion of the TWC Transaction, sales seasonality will be reflected in the revenues and operations of the Distributor directly, and in the Company’s results of operations indirectly, through its equity interest in the Distributor.

We have also historically experienced higher returns during the first two quarters than during the last two quarters. However, historic changes in revenues may not be indicative of future trends and may not track industry seasonality norms.

Costs and expenses

Cost of Revenues

Cost of revenues consists primarily of the raw material and manufacturing costs of products sold to customers, packaging and shipping costs, advertising and marketing, amortization of our film library, and participations and royalties. Participation expenses related to TWC’s distribution agreement are accrued in the proportion that current year’s revenues for a title bear to management’s estimate of the ultimate revenue expected to be recognized for that title.

The Company had no cost of revenues for the three months ended March 31, 2007. All of the cost of revenues is reflected in the results of operations of the Distributor.

The Distributor’s cost of revenues for the three months ended March 31, 2007 include the following:

Manufacturing and distribution expenses were $29.1 million for the three months ended March 31, 2007. Manufacturing and distribution expenses are primarily due to the video release of TWC’s titles during such period.

Advertising and marketing expenses were $8.8 million during the three months ended March 31, 2007. Advertising and marketing is primarily attributable to the advertising campaigns for the video release of TWC’s The Protector, School for Scoundrels, Harsh Times, Black Christmas, and Bobby. Advertising and marketing expenses are recorded in the period in which these expenses are incurred.

Amortization and participation expenses were $38.2 million for the three months ended March 31, 2007. Amortization and participation expenses include amortization of film library and participation expenses related to TWC and other licensors.

Operating Expenses

The Company had general and administrative expenses of $0.5 million for the three months ended March 31, 2007. The general and administrative expenses reflect an allocation of the public company costs borne by the Distributor on behalf of the Company.

The Distributors’s general and administrative expenses were $9.1 million for the three months ended March 31, 2007 and amounted to 11% of net revenues.

During the three months ended March 31, 2007, the Company’s 30% equity in the net loss of the Distributor was $2.2 million.

Other Income and Expense

The Company had interest income of $0.05 million during the three months ended March 31, 2007. Interest income relates to interest earned on outstanding cash balances. The Company had income tax expense of $0.1 million for the three months ended March 31, 2007. As result of the foregoing, the Company’s net loss was $2.8 million for the three months ended March 31, 2007.

The Distributor had interest income of $0.2 million and interest expense of $0.5 million during the three months ended March 31, 2007. Interest income relates to interest earned on outstanding cash balances. Interest expense relates to interest on outstanding balances due to licensors. As result of the foregoing, the Distributor’s net loss was $2.4 million for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the three months ended March 31, 2007 was $0.6 million, primarily due to equity in net losses for Distributor, stock compensation expense, and increases in accrued expenses and other.

Cash provided by financing activities for three months ended March 31, 2007 was $1.9 million, due to proceeds from the exercise of warrants and options.

At March 31, 2007, the Company had cash balances of $6.2 million and the Distributor had cash balances of $10.5 million.

We may consider additional issuance of equity and/or debt financing to fund future growth opportunities. Although we believe that the Distributor’s expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2007, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control. Although we own 30% of the Distributor, we only have access to the cash on the Distributor’s balance sheet to the extent that we agree with our partner, TWC, to make a distribution to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007, the Distributor’s cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of the Distributor’s investment portfolio and the high quality of the Distributor’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of the Distributor’s portfolio. Therefore, we would not expect the Distributor’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Distributor’s investment portfolio.

Neither we nor the Distributor enter into hedging or derivative instrument arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

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

In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. In making this evaluation, our management considered the matters relating to the restatement of our financial statements for the quarters ended March 31, June 30 and September 30, 2006, and the material weaknesses discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2007.

In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Quarterly Report were prepared in accordance with generally accepted accounting principles (“GAAP”). These measures included, among other things, expansion of our end-of-quarter closing procedures, including the expanded review and analysis of the accounting between the Company and the Distributor, and dedication of significant internal resources and external consultants to scrutinize account analyses, reserve estimates, asset valuations, proper accounting treatment for revenues and expenses and account reconciliations at a detailed level. As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of PCAOB Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management identified certain material weaknesses in our internal control over financial reporting as of December 31, 2006 (disclosed in our Annual Report on Form 10-K for that year).

As of March 31, 2007, we have successfully remediated the lack of controls over the following items disclosed at December 31, 2006: (i) proper presentation of marketing related expenses associated with revenue generated from ‘Revenue Share” parties; and (ii) proper application of the provisions of SOP 00-2, “Accounting by Producers or Distributors of Films” for the recognition of revenue and expenses associated with the Distributor’s agreement with TWC. We did not have a transaction similar to the TWC Transaction and our general and specific improvements noted in the paragraphs below have precluded a similar situation with regard to controls and errors surrounding the TWC Transaction. Therefore, management concluded that the items described above were no longer material weaknesses.

As of March 31, 2007, we continued to have ineffective controls over the following items: (i) timely and routine process for reconciling certain accounts to the general ledger; (ii) detailed documentation and analysis to support certain reserve estimates; (iii) proper application of stock compensation expense and incomplete record keeping related to stock option grants; (iv) timely assessment of accounts for realizability or impairment; (v) formal process over changes, access and controls and procedures related to our information technology systems; and (vi) proper control of sales cut-off and measurement at the end of accounting periods.

While we have taken actions in this first quarter to remediate these items, there has not been sufficient time to evaluate the effectiveness of our remediation as of March 31, 2007. Such continuing control deficiencies related primarily to the fact that our internal accounting personnel did not yet have sufficient depth, skills and experience to recognize errors and deficiencies in accounting policies and procedures required to properly account for the items described in the preceeding paragraph.

As a result of the material weaknesses described above and the fact that sufficient time has not elapsed to fully evaluate the effectiveness of the actions we have taken to correct them, our management concluded that as of March 31, 2007, we did not maintain effective internal control over financial reporting.

The foregoing control deficiencies caused certain errors in our financial statement accounts during 2006 and required adjustments of our financial statements. These errors were discovered by senior management and Ernst & Young LLP in connection with work on the audit for fiscal 2006. We intend to file amendments to our Quarterly Reports on Form 10-Q for the periods ending March 31, June 30 and September 30, 2006 reflecting these adjustments. Adjustments related to the period ended March 31, 2006 are discussed under Note 4 to our condensed consolidated financial statements included in this Form 10-Q.

In response to the continuing identified material weaknesses, we have taken action to remediate the specific accounting policies and procedures which led to the errors requiring restatement. We have established additional policies and enhanced the procedures that we will follow and have addressed these items as follows: (i) the Company has added additional accounting and financial personnel with industry experience, is implementing a formal closing process, has employed an experienced financial executive to oversee internal controls and procedures implementation, and engaged experienced outside consultants to assist the Company in complying with the requirements of Sarbanes Oxley by December 31, 2007; (ii) the Company established formal processes and procedures including a review conducted by the Company’s senior executives to ensure appropriate documentation and analyses for all reserve estimates; (iii) the Company has engaged the services of an independent stock administration firm to assist with transactions, recordkeeping and the computation of compensation expense related to its stock options, allocated personnel within the organization to oversee the administration of stock options and performed a review of stock option grants to ensure accuracy of the information; (iv) the Company has implemented a periodic review process to assess the recoverability of amounts invested in specific projects; (v) the Company has hired an information technology professional and is currently in the process of hiring an additional professional to ensure formal processes are implemented with respect to changes, controls, access and standardized procedures. Additionally, the Company has engaged a major information technology infrastructure provider, that is SAS 70 compliant, to assist with hosting the Company’s financial systems; and (vi) the Company has implemented additional procedures and training of its accounting staff with respect to proper sales cut-off procedures at the end of accounting periods. As a result of these changes, we do not expect that the type of adjustments discussed in Note 4 to the condensed consolidated financial statements of the Company will recur.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

NEBG MATTER

We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 a complaint filed against the Company, the Distributor and TWC Holdings (collectively, “Defendants”) by NEBG, LLC, Nolan Anaya dba Captain Video and Todd Zaganiacz dba Video Zone (collectively, “Plaintiffs”) in the Superior Court of Massachusetts (the “Court”). On May 18, 2007, the Court dismissed all of Plaintiffs’ claims against Defendants and this case is now closed.

WELLSPRING/WINSTAR MATTER

We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against Wellspring Media, Inc. (“Wellspring”) in U.S. Bankruptcy Court for the District of Delaware by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate (the “Trustee”). On May 8, 2007, Wellspring entered into a Settlement Agreement with the Trustee pursuant to which the Trustee released Wellspring and the Company, among others, from all claims relating to the dispute in exchange for Wellspring’s agreement to pay to the Trustee a cash settlement amount of $563,700. The former indirect owners of Wellspring have agreed to pay the settlement amount in satisfaction of their indemnification obligations to Wellspring.

FALCON PICTURE GROUP MATTER

We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Cook County, Illinois by Falcon Picture Group, LLC (“Falcon”), and the related counterclaim filed by the Company against Falcon and its owner, Carl Amari. There have been no material developments in these matters. For a complete description of the facts and circumstances surrounding this litigation, please see the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 3. Legal Proceedings”, which is incorporated herein by reference.

ITEM 1A.      RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Dated: June 3, 2007	GENIUS PRODUCTS, INC., a Delaware Corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: June 3, 2007	By:	/s/ John Mueller
John Mueller Chief Financial Officer (Principal Financial and Accounting Officer)