Form 10-Q
period 2007-06-30
GENIUS PRODUCTS INC
filed 2007-08-13
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 66,652,263 shares outstanding of the issuer's Common Stock as of July 31, 2007.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$7,210	$3,745
Prepaid expenses and other current assets	110	110
Amounts receivable from affiliate	694	777
Total current assets	8,014	4,632

Investment in Distributor	82,283	84,796
Total assets	$90,297	$89,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	-	59
Accrued expenses	898	865
Total current liabilities	898	924

Deferred tax liability	12,860	13,021
Total liabilities	13,758	13,945

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized;
66,504,263 and 63,305,195 shares outstanding, respectively	7	6
Additional paid-in capital	110,514	105,375
Accumulated deficit	(33,982)	(29,898)
Total stockholders' equity	76,539	75,483

Total liabilities and stockholders' equity	$90,297	$89,428

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenues, net of sales returns, discounts and allowances of $28,102 and $36,945 for the three and six months ended June 30, 2006	$-	$76,084	$-	$103,997

Total cost of revenues	-	86,755	-	115,553
Gross loss	-	(10,671)	-	(11,556)

Operating expenses (income):
Selling, general and administrative	655	8,772	1,111	14,455
Gain on sale, related party	-	(23)	-	(63)
Equity in net loss from Distributor	1,021	-	3,249	-

Total operating expenses	1,676	8,749	4,360	14,392

Loss from operations	(1,676)	(19,420)	(4,360)	(25,948)

Interest and other income (expense), net	67	272	117	34

Loss before provision for income taxes	(1,609)	(19,148)	(4,243)	(25,914)

Benefit for income taxes	(294)	(1,227)	(160)	(1,273)

Net loss	$(1,315)	$(17,921)	$(4,083)	$(24,641)

Basic and diluted EPS

Net loss per share	$(0.02)	$(0.29)	$(0.06)	$(0.41)

Basic and diluted weighted average shares	66,069,255	60,829,229	65,136,522	60,647,509

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT WARRANT INFORMATION)
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
		(Restated)

Cash flows from operating activities:
Net loss	$(4,083)	$(24,641)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	-	106
Equity in net loss from Distributor	3,249	-
Amortization and impairment of film library	-	12,442
Change in allowance for doubtful accounts and provision for returns	-	13,988
Operating expenses paid by Distributor	609	-
Change in provision for obsolete inventory	-	3,921
Common stock issued for services	-	19
Stock compensation expense	551	2,048
Deferred tax liability	(161)	(1,380)
Changes in assets and liabilities:
Increase in accounts receivable	-	(62,301)
Increase in inventories	-	(12,121)
Decrease in prepaid expenses, notes receivable and deposits	83	958
Increase in royalty advances	-	(1,118)
Increase in film library	-	(695)
Decrease in accounts payable	(59)	(1,651)
Increase in accrued expenses and other	32	17,553
Increase in deferred revenue	-	10,549
Increase in remittance to licensors	-	60,569
Increase in deferred gain, related party	-	38
Net cash provided by operating activities	221	18,284

Cash flows from investing activities:
Restricted cash	-	(303)
Purchase of property and equipment	-	(446)
Net cash used in investing activities	-	(749)

Cash flows from financing activities:
Net borrowings (payments) on notes payable and debentures	-	(5,230)
Proceeds from exercise of options	1,411	325
Proceeds from exercise of warrants	1,833	159
Net cash provided by (used in) financing activities	3,244	(4,746)

Net increase in cash and cash equivalents	3,465	12,789
Cash and cash equivalents at beginning of period	3,745	30,597
Cash and cash equivalents at end of period	$7,210	$43,386

Supplemental disclosure of cash flow information
Interest paid	$-	$74

Noncash transactions
Reclassification of redeemable common stock	$-	$414

Warrant holders cashless exercised 254,151 warrants, pursuant to which 67,070 shares were issued during the quarter ended June 30, 2007.

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  NATURE OF BUSINESS, THE WEINSTEIN COMPANY TRANSACTION, AND INVESTMENT IN DISTRIBUTOR

NATURE OF BUSINESS

Genius Products, Inc. (OTC BB:GNPI) ("we" "our" or the "Company"), along with The Weinstein Company Holdings LLC (“TWC Holdings”) and its first-tier subsidiary, W-G Holding Corp., (“W-G Holdings”) own Genius Products, LLC (the "Distributor"), a leading entertainment products company that distributes, licenses, acquires and produces an expanding library of feature films, television programming, family, lifestyle and trend entertainment on digital versatile discs (“DVD”), as well as the new high-definition DVD formats and all other hard carrier devices and on emerging digital distribution technologies, such as mobile electronic devices and the Internet. The Distributor primarily focuses on four core branded content areas: major theatrical/independent film, sports, lifestyle and family/faith based content. The Distributor handles the distribution, marketing and sales for many brands including The Weinstein Company®, Dimension Films™, Independent Film Channel (IFC)®, Wellspring™, RHI Entertainment™, ImaginAsian Entertainment, Dragon Dynasty™, Peace Arch Entertainment, Laugh Factory, ESPN®, World Wrestling Entertainment, Inc.® (“WWE”), Animal Planet, The Learning Channel, Classic Media, Entertainment Rights, Sesame Workshop®, Plaza Sesamo®, Discovery Kids™ and Impact Entertainment, amongst others. We are the managing member of the Distributor, in which we hold a 30% equity interest.

The Distributor uses third-party distribution facilities located throughout the United States and ships and sells its products directly to retailers, rentailers and to wholesale distribution companies. The Distributor distributes to over 25,000 retail locations. The Distributor sells to mass retail stores including Target, Wal-Mart, Kmart, Meijers, ShopKo, Costco and Sam’s Club; children’s toy stores including Toys R Us; electronics stores including Best Buy, Fry’s and Circuit City; bookstores including Borders and Barnes & Noble; music retailers including Trans World Entertainment and Virgin; internet retailers including Amazon, Netflix and iTunes; rental outlets including Blockbuster, Movie Gallery and Hollywood Video; direct marketing companies including QVC and Columbia House; as well as other non-traditional outlets. The Distributor also distributes to wholesale distribution companies including Alliance Entertainment, Ingram, VPD and Baker & Taylor.

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

As a result, the Distributor is owned 70% by TWC Holdings and W-G Holdings and 30% by us. This 70% interest in the Distributor consists of Class W Units and is redeemable, at TWC Holdings’ and W-G Holdings’ option commencing at any time from one year after the Closing Date, for up to 70% of our outstanding common stock, or with TWC Holdings’ and W-G Holdings’ approval, cash. Our 30% membership interest in the Distributor consists of the Distributor’s Class G Units (see Investment in Distributor section below).

In addition to granting TWC Holdings and W-G Holdings a 70% interest in the Distributor consisting of the Distributor’s Class W Units, we issued an aggregate of 100 shares of the Company’s Series W Preferred Stock to TWC Holdings and W-G Holdings to accomplish the TWC Transaction. The Series W Preferred Stock provides the holders thereof with (a) the right to elect five of the seven directors on our Board of Directors, of which two are currently TWC executives, (b) majority voting power over other actions requiring approval of our stockholders, and (c) the right to approve certain specified actions. The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value.

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

PRINCIPLES OF CONSOLIDATION
The condensed consolidated financial statements include the accounts of Genius Products, Inc. The Distributor’s consolidated financial statements include (i) the Distributor’s wholly owned subsidiary American Vantage Media, LLC (“AVM”), (ii) Wellspring Media, LLC (“Wellspring Media”), a wholly owned subsidiary of AVM and (iii) Castalian DC, LLC, Castalian Music L.L.C., The Thirteen-Thirty-One LLC, Abacus Media L.L.C. and Marathon Media, LLC, subsidiaries of the Distributor (collectively, “Castalian”). AVM and Wellspring Media were acquired on March 21, 2005 and Castalian was acquired on April 1, 2007. In addition, Sanuk Corporation, American Vantage/Hypnotic, Inc. and Wellspring Productions, LLC are all inactive. See additional discussion of the Castalian purchase at Note 4. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

FILM COSTS
The Distributor capitalizes the costs of production and acquisition of film libraries. Costs of production include costs of film and tape conversion to digital linear tape (“DLT”) master format, menu design, authoring and compression. These costs are amortized to cost of revenues in accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films”, using the individual film forecast method over a period of ten years or less. Costs are stated at the lower of unamortized film costs or estimated fair value. For acquired film libraries, ultimate revenue includes estimates over a period not to exceed ten years. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and/or a write-down of all or a portion of unamortized film costs or library to estimated fair value.

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

INCOME TAXES
The Company files a consolidated corporate tax return and accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when some portion or all of the deferred tax asset will not be realized on a more likely than not basis. Based on the Company’s assessment of all available evidence, the Company has concluded that its deferred tax assets are not more likely than not to be realized. This conclusion is based primarily on our history of net operating losses, annual net operating loss limitations under Internal Revenue Code (“IRC”) Section 382, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability related to its investment in the Distributor. The deferred tax liability related to the Distributor is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no material unrecognized tax benefits at January 1, 2007 or at June 30, 2007.

REVENUE RECOGNITION
Revenue from the sale or licensing of films is recognized by the Distributor upon meeting all recognition requirements of SOP 00-2 and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which requires that there is a contract with the buyer, delivery or “Street Date” (when it is available for sale by the Distributor’s customer) has occurred, the price is determinable, and collectibility is reasonably assured. The Distributor records revenue upon the receipt of goods by the customer. Under revenue sharing arrangements, rental revenue is recognized on or after the Street Date and when the Distributor is entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee and all other SOP 00-2 requirements are met. Direct sales to consumers are recognized with an appropriate provision for sales returns when consumers’ credit cards are charged and CDs and/or DVDs are shipped. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We have determined that there is no impact from SAB No. 108 on our consolidated balance sheet, results of operations and cash flows.

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

NOTE 3.  INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Summaries of the statements of operations, balance sheet and the computations of the Company’s equity in net loss of the Distributor are shown below.

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
(IN THOUSANDS)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Revenues, net of sales returns, discounts and allowances of $32,411 and $64,083	$112,653	$195,770

Total cost of revenues	99,891	176,046
Gross profit	12,762	19,724

Total operating expenses	10,385	19,483
Income from operations	2,377	241

Interest, net	(264)	(527)
Net income (loss)	$2,113	$(286)

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(IN THOUSANDS)

ASSETS
Current assets:
Cash and cash equivalents	$6,168
Accounts receivable, net of allowance for doubtful accounts and sales returns of $52,025	97,590
Inventories, net of reserves for obsolescence of $8,539	11,739
Prepaid expenses and other current assets	754
Total current assets	116,251

Restricted cash	315
Property and equipment, net of accumulated depreciation of $236	994
Royalty advances	42,102
Film library, net of accumulated amortization of $1,090	7,592
Goodwill	86,932
Other intangible assets, net of accumulated amortization of $5,297	16,089
Deposits and other	223
Deferred financing fees	366
Total assets	$270,864

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	24,983
Remittance to licensors, including related party	97,604
Accrued advertising and marketing	14,148
Accrued royalties	22,248
Other accrued expenses	8,755
Deferred revenue	3,881
Deferred royalty income	2,000
Notes payable	220
Total current liabilities	173,839

Total members' equity	97,025

Total liabilities and members' equity	$270,864

Our equity in net loss of the Distributor is adjusted each period for non-cash basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

For the six months ended June 30, 2007

Genius Products, Inc. 30% share of net loss from the Distributor	$86

Adjustments for basis differences	2,221

Charge for stock compensation for Distributor employees	942

Equity in net loss from Distributor	$3,249

NOTE 4.  CASTALIAN MUSIC L.L.C. PURCHASE

On April 1, 2007, the Distributor acquired all of the membership interest of (a) The Thirteen-Thirty-One LLC, the sole member of Castalian Music L.L.C. (which, in turn, is the sole member of each of Abacus Media L.L.C. and Marathon Media, LLC) and (b) Castalian DC, LLC, a fully integrated direct response TV marketing and fulfillment service for the music and video entertainment industry, from EMI North America for $3.5 million in cash.  In addition, approximately $183,000 in various costs including legal, appraisal, and commissions were incurred and capitalized in connection with the acquisition.  The transaction has been accounted for as a purchase in the second quarter of 2007.

The Distributor’s consolidated condensed interim financial statements (see Note 3) include the results of operations for Castalian and its subsidiaries from the date of acquisition through June 30, 2007.  Pro forma information is not presented herein as the amounts are not significant to the results of the Distributor or the Company.

NOTE 5.  UNAUDITED RESTATEMENT OF QUARTER ENDED JUNE 30, 2006

On April 12, 2007, the Audit Committee of the Board of Directors of the Company determined that it was necessary to restate the Company’s unaudited consolidated financial statements and other financial information at and for the fiscal quarter ended June 30, 2006. The majority of the restatement adjustments relate to non-cash items. The restatements relate to the correction of the following errors in the Company’s financial statements at and for this date:

1. The Company revised the computation of its stock option non-cash compensation expense under the provisions of FAS 123(R) Accounting for Stock Based Compensation and EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“Stock Option Compensation Expense”), for the fiscal quarters ended March 31 and June 30, 2006. The revised computation changed Stock Option Compensation Expense in the above-mentioned fiscal quarter. For the three and six months ended June 30, 2006, the Company increased Stock Option Compensation Expense by $0.4 and $0.3 million, respectively.

2. The Company revised its reported net revenue amounts for the fiscal quarter ended June 30, 2006 to properly reflect net revenue in the appropriate period. The need for these corrections resulted from cut-offs due to the closing of the TWC Transaction on July 21, 2006 as opposed to a month-end cut-off date at June 30 and errors in the timing of recognition of invoices and expenses. For the three and six months ended June 30, 2006, the Company increased its revenue in the amount of $2.3 million. In addition, the Company identified errors in the treatment of revenue from revenue-sharing agreements and revised its reported net revenue to comply with the provisions of EITF 01-09 Accounting for Consideration Given by a Vendor to a Customer. The total non-cash adjustments required to decrease revenue for the three and six months ended June 30, 2006 were $1.2 and $1.9 million, respectively.

3. The Company revised its advertising and marketing expense to properly expense advertising and marketing related items as incurred and revised participations expense to comply with the provisions of SOP 00-2, Accounting by Producers or Distributors of Films. The Company decreased advertising and marketing expense by $1.6 million for the three months ended June 30, 2006 and increased advertising and marketing expense by $1.0 million for the six months ended June 30, 2006. For the three and six months ended June 30, 2006, the Company increased participation expense by $0.4 million and decreased participation expense by $1.1 million, respectively.

4. The Company revised its operating results for the fiscal quarter ended June 30, 2006 to account for the impairment of its film library, advances made to participants and physical inventory based upon the Company’s shift in its business from value-priced product to branded content. These non-cash adjustments were necessary to properly reflect the realizability of such assets as of June 30, 2006. The total non-cash adjustments required to decrease film library, advances made to participants and physical inventory for the three and six months ended June 30, 2006 were $11.6 million, $2.2 million and $4.6 million, respectively.

5. The Company revised its tax provision amounts for the fiscal quarter ended June 30, 2006 to properly reflect its tax provision for the period.  The need for these corrections resulted from the liability recognized in purchase accounting in connection with the Wellspring acquisition and the TWC Transaction. For the three and six months ended June 30, the Company decreased its tax provision by $1.3 million.

6. The Company revised the presentation of its advertising and marketing expenses and bad debt expense for the fiscal quarter ended June 30, 2006 to reclassify these amounts from operating expenses to cost of sales.

The effects of the restatements on net revenues, cost of revenues, gross profit (loss), general and administrative costs, net income (loss), basic and diluted loss and income per common share, accounts receivable, film library, accrued expenses, and stockholders’ equity as of and for the quarter ended June 30, 2006 are set forth in Note 9 in the Company’s Annual Report on Form 10-K.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

As of June 30, 2007, we did not have any future minimum annual rental commitments under existing non-cancelable operating leases since at the Closing Date of the TWC Transaction we transferred all of our lease obligations to the Distributor.

We may be subject to penalties associated with the late filing of our Quarterly Report on Form 10-Q which has prevented us from maintaining current registration statements related to several equity issuances. However, we have conducted additional research and obtained waivers from certain investors of prior equity issuances for which in prior reports we noted the potential for a significant liability existed.  To date we have been successful in obtaining waivers related to the late filings such that the potential liability is now less than $40,000 at June 30, 2007.

We are not a party to any legal or administrative proceedings, other than routine litigation incidental to our business that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

NOTE 7.  STOCKHOLDERS' EQUITY

COMMON STOCK
During the six months ended June 30, 2007, we issued 2,368,573 common shares related to the exercise of warrants (some of which were cashless exercises) for proceeds of $1.8 million. Additionally, during the six months ended June 30, 2007, we issued 830,495 common shares related to the exercise of options for proceeds of $1.4 million.

During the six months ended June 30, 2006, we issued 289,472 common shares related to the exercise of warrants for proceeds of $0.2 million. Additionally, during the six months ended June 30, 2006, we issued 275,000 common shares related to the exercise of options for proceeds of $0.3 million.

During the six months ended June 30, 2006, we issued 10,000 common shares for services rendered.

SERIES W PREFERRED STOCK
In connection with the closing of the TWC Transaction, we issued 100 shares of Series W Preferred Stock to TWC Holdings and its first-tier subsidiary, W-G Holdings (collectively, the “TWC Holders”). The Series W Preferred Stock provides the holders with significant rights, preferences and powers as described in Note 1.

NON-EMPLOYEE WARRANTS
We did not issue any warrants during the six months ended June 30, 2007.

A summary of warrant activity follows:

		Weighted
		Average	Aggregate
	Warrants	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2006	14,786,054	$2.21
Exercised	(3,503,599)	1.56	$5,340,526
June 30, 2007	11,282,455	$2.41	$27,214,833
Warrants exercisable, June 30, 2007	11,282,455	$2.41	$27,214,833

The following information applies to warrants outstanding at June 30, 2007:

			Weighted		Weighted
			average		average
			exercise price of		exercise price of
	Warrants	Average	warrants	Warrants	warrants
	outstanding	remaining life	outstanding	exercisable	exercisable
Under $1.50	1,420,507	0.94	$1.40	1,420,507	$1.40
$1.50 - $1.99	170,723	3.27	1.88	170,723	1.88
$2.00 - $2.99	8,044,225	3.08	2.48	8,044,225	2.48
$3.00 - $3.99	1,647,000	1.76	3.00	1,647,000	3.00
	11,282,455	2.62	$2.41	11,282,455	$2.41

NOTE 8.  STOCK-BASED COMPENSATION

We have adopted several stock option plans, all of which have been approved by our stockholders, that authorize the granting of options to purchase our common shares subject to certain conditions. At June 30, 2007, we had reserved 27 million of our common shares for issuance of share-based compensation awards under our stock option plans. At June 30, 2007, we had also reserved 7,394,213 of our common shares for issuance of share-based compensation awards granted outside of our stock option plans. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

Total share-based compensation expense recognized for the three and six months ended June 30, 2007 was $0.4 million and $0.6 million, respectively. No income tax benefit was recognized in the statement of operations for share-based compensation arrangements for either the Company or the Distributor.

A total of $0.8 million and $1.3 million of share-based compensation expense related to options issued by the Company to employees of the Distributor was recorded as compensation expense in the statement of operations for the Distributor for the three and six months ended June 30, 2007, respectively.

We did not grant options during the first or second quarter of 2007. We estimated share-based compensation expense for options issued during the three and six months ended June 30, 2006 using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected lives, in years	none issued	5.91	none issued	5.78
Estimated volatility	none issued	57.9%	none issued	58.7%
Dividend yield	none issued	-	none issued	-
Risk free interest rate	none issued	5.1%	none issued	4.9%

A summary of option activity follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2006	19,316,588	$1.84
Exercised	(830,494)	1.70	$1,047,519
Canceled	(296,386)	3.56
June 30, 2007	18,189,708	$1.82	$33,120,356
Options exercisable, June 30, 2007	14,244,317	$1.78	$25,322,317

The following information applies to options outstanding at June 30, 2007:

			Weighted		Weighted
			average		average
			exercise price of		exercise price of
	Options	Average	options	Options	options
	outstanding	remaining life	outstanding	exercisable	exercisable
Under $1.50	2,042,752	4.60	$0.67	2,042,752	$0.67
$1.50 - $1.99	10,993,706	7.49	1.72	8,167,982	1.67
$2.00 - $2.99	3,998,500	7.54	2.16	2,878,833	2.11
$3.00 - $3.99	793,750	6.58	3.00	793,750	3.00
$4.00 + over	361,000	5.09	5.07	361,000	5.07
	18,189,708	7.09	$1.82	14,244,317	$1.78

NOTE 9.  INCOME TAXES

The Company recorded a federal and state tax benefit of $0.2 million for the first six months ended June 30, 2007. The tax benefit resulted from the net decrease in the deferred tax liability related to our investment in the Distributor. As noted above, the Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to its investment in Distributor.

NOTE 10. SUBSEQUENT EVENTS

On August 10, the Distributor entered into a credit facility with Société Générale. The three-year, senior secured revolving credit facility provides for an initial commitment of $30 million and up to a total of $70 million based upon expected incremental commitments, to be provided from a consortium of banks including Société Générale.  At August 10, the Distributor had $22.5 million outstanding under the credit facility. The credit facility expires June 30, 2010 and bears interest at 2.5% - 3.0% over LIBOR or 1.5% - 2.0% over the greater of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%.  The availability of funds under the credit facility is limited by the borrowing base, defined as certain accounts receivables and the Distributor’s film library.  The Distributor is required to pay a monthly commitment fee of 0.50% per annum on the total unused portion of the credit facility of $30 million.  Right, title and interest in and to all personal property of the Distributor and Genius Products, Inc. is being pledged as security for the credit facility.  The credit facility contains various covenants, including limitations on indebtedness, dividends, capital expenditures and maintenance of certain financial ratios.

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

The Distributor primarily focuses on the following four core branded content areas, which we frequently refer to as “Content Verticals”:

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

The Distributor’s business strategy is to leverage its growing market share and retail sales volumes from its relationships with TWC and other key content providers to add additional content partners, engage in profitable production and licensing of new content, and expand into related businesses such as interactive software (video games), mobile devices and licensing of our proprietary brands and content. The Distributor intends to continue to acquire rights to film and television libraries and enter into distribution agreements with new branded content suppliers.

The Distributor currently has the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC, a film company created by Robert and Harvey Weinstein. The Distributor has released over 50 TWC titles on DVD, including the following recent or forthcoming titles:

•	Bobby, starring Anthony Hopkins, Sharon Stone, Lawrence Fishburne, Demi Moore, William H. Macy, Lindsay Lohan, and Elijah Wood;
•	Arthur and the Invisibles, starring Freddie Highmore;
•	Hannibal Rising, starring Gong Li and Dominic West;
•	Factory Girl, starring Sienna Miller and Jimmy Fallon;
•	Miss Potter, starring Renee Zellweger and Ewan McGregor;
•	1408, based on a short story by Steven King and starring John Cusack and Samuel L. Jackson;
•	Sicko, starring Michael Moore, director of Fahrenheit 9/11;
•	Halloween, directed by Rob Zombie;
•	Death Proof, directed by Quentin Tarantino and starring Kurt Russell, Rosario Dawson and Rose McGowan; and
•	Planet Terror, directed by Robert Rodriguez.

The Distributor maintains in perpetuity distribution rights for TWC content released during the term of the Distributor’s distribution agreement with TWC (the “TWC Distribution Agreement”), subject to certain buy-back rights of the TWC content by TWC.

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

We did not compare the results of operations for the three months ended June 30, 2007 and 2006 due to the fact that the results of operations would not be comparable. The discussion below includes a description of the results of the Company and the Distributor for the quarter ended June 30, 2007.

Revenues

The Company had no revenue for the three and six months ended June 30, 2007. All of the revenue is reflected in the results of operations of the Distributor.

The Distributor generated revenues of $112.7 million and $195.8 million, net of sales returns, discounts and allowances of $32.4 million and $64.1 million for the three and six months ended June 30, 2007, respectively. Revenues for the three months ended June 30, 2007 were primarily composed of sales of TWC titles, Black Christmas, Bobby, Arthur and the Invisibles, Hannibal Rising, and Miss Potter and sales of branded content including Discovery Kids, Sesame Street, ESPN and WWE.

Consistent with other retail product distributors, the Company has experienced some degree of sales seasonality; however, subsequent to the July 21, 2006 completion of the TWC Transaction, sales seasonality is reflected in the revenues and operations of the Distributor directly, and in the Company’s results of operations indirectly, through its equity interest in the Distributor. However, we have historically experienced higher sales during the last two quarters than during the first two quarters and expect this trend to continue with the Distributor.

We have also historically experienced higher returns during the first two quarters than during the last two quarters. However, historic changes in revenues may not be indicative of future trends and may not track industry seasonality norms.

Costs and expenses

Cost of Revenues

Cost of revenues consists primarily of the raw material and manufacturing costs of products sold to customers, packaging and shipping costs, advertising and marketing, amortization of the film library, and participations and royalties. Participation expenses related to TWC’s distribution agreement are accrued in the proportion that current year’s revenues for a title bear to management’s estimate of the ultimate revenue expected to be recognized for that title.

The Company had no cost of revenues for the three and six months ended June 30, 2007. All of the cost of revenues is reflected in the results of operations of the Distributor.

The Distributor’s cost of revenues for the three months ended June 30, 2007 include the following:

Manufacturing and distribution expenses were $18.1 million and $47.2 million for the three and six months ended June 30, 2007, respectively. Manufacturing and distribution expenses are primarily due to the video release of TWC’s titles during such period.

Advertising and marketing expenses were $12.5 million and $21.3 million during the three and six months ended June 30, 2007, respectively. Advertising and marketing is primarily attributable to the advertising campaigns for the video release of TWC’s Hannibal Rising, Black Christmas, Bobby, and Arthur and the Invisibles. Advertising and marketing expenses are recorded in the period in which these expenses are incurred.

Amortization and participation expenses were $69.3 million and $107.5 million for the three and six months ended June 30, 2007, respectively. Amortization and participation expenses include amortization of film library and participation expenses related to TWC and other licensors.

Operating Expenses

The Company had general and administrative expenses of $0.7 million and $1.1 million for the three and six months ended June 30, 2007, respectively. The general and administrative expenses reflect an allocation of the public company costs borne by the Distributor on behalf of the Company.

The Distributors’ general and administrative expenses were $10.4 million and $19.5 million for the three and six months ended June 30, 2007, respectively, and amounted to 9% and 10% of net revenues, respectively. The large increase in general and administrative expenses during the second quarter is largely due to increased audit fees and the ramp up of the platform.

During the three and six months ended June 30, 2007, the Company’s 30% equity in the net income (loss) of the Distributor was $0.6 million and $(0.1) million, respectively.

Other Income and Expense

The Company had interest income of $0.07 million and $0.12 million during the three and six months ended June 30, 2007, respectively. Interest income relates to interest earned on outstanding cash balances. The Company had non-cash income tax expense of $0.3 million and $0.2 million for the three and six months ended June 30, 2007, respectively. As result of the foregoing, the Company’s net loss was $1.3 million and $4.1 million for the three and six months ended June 30, 2007.

The Distributor had interest income of $0.1 million and $0.4 million and interest expense of $0.4 million and $0.9 million during the three and six months ended June 30, 2007, respectively. Interest income relates to interest earned on outstanding cash balances. Interest expense relates to interest on outstanding balances due to licensors. As result of the foregoing, the Distributor’s net income (loss) was $2.1 million and $(0.3) million for the three and six months ended June 30, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the six months ended June 30, 2007 was $0.2 million, primarily due to equity in net losses for Distributor, stock compensation expense, and increases in accrued expenses and other.

Cash provided by financing activities for six months ended June 30, 2007 was $3.2 million, due to proceeds from the exercise of warrants and options.

At June 30, 2007, the Company had cash balances of $7.2 million and the Distributor had cash balances of $6.2 million.

On August 10, the Distributor entered into a credit facility with Société Générale. The three-year, senior secured revolving credit facility provides for an initial commitment of $30 million and up to a total of $70 million based upon expected incremental commitments, to be provided from a consortium of banks including Société Générale. At August 10, the Distributor had $22.5 million outstanding under the credit facility. We may consider additional issuance of equity and/or debt financing to fund future growth opportunities. Although we believe that the Distributor’s expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2007, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control. Although we own 30% of the Distributor, we only have access to the cash on the Distributor’s balance sheet to the extent that we agree with our partner, TWC, to make a distribution to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, the Distributor’s cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of the Distributor’s investment portfolio and the high quality of the Distributor’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of the Distributor’s portfolio. Therefore, we would not expect the Distributor’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Distributor’s investment portfolio.

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

In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. In making this evaluation, our management considered the matters relating to the restatement of our financial statements for the quarters ended March 31, June 30 and September 30, 2006, and the material weaknesses discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

In light of the material weakness described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Quarterly Report were prepared in accordance with generally accepted accounting principles (“GAAP”). These measures included, among other things, expansion of our end-of-quarter closing procedures, including the expanded review and analysis of the accounting between the Company and the Distributor, and dedication of significant internal resources and external consultants to scrutinize account analyses, reserve estimates, asset valuations, proper accounting treatment for revenues and expenses and account reconciliations at a detailed level. As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

As of June 30, 2007, we have successfully remediated the lack of controls over the following items disclosed at March 31, 2007: (i) detailed documentation and analysis to support certain reserve estimates; and (ii) timely assessment of accounts for realizability or impairment. Therefore, the items described above were no longer material weaknesses.

As of June 30, 2007, we continued to have ineffective controls over the following items: (i) timely and routine process for reconciling certain accounts to the general ledger; (ii) proper application of stock compensation expense and incomplete record keeping related to stock option grants; (iii) proper control of sales cut-off and measurement at the end of accounting periods; and (iv) formal process over changes, access and controls and procedures related to our information technology systems.

While we have taken actions in the second quarter to remediate these items, there has not been sufficient time to evaluate the effectiveness of our remediation as of June 30, 2007. Such continuing control deficiencies related primarily to the fact that our internal accounting personnel did not yet have sufficient depth, skills and experience to recognize errors and deficiencies in accounting policies and procedures required to properly account for the items described in the preceding paragraph.

As a result of the material weakness described above and the fact that sufficient time has not elapsed to fully evaluate the effectiveness of the actions we have taken to correct it, our management concluded that as of June 30, 2007, we did not maintain effective internal control over financial reporting.

The foregoing control deficiencies caused certain errors in our financial statement accounts during 2006 and required adjustments of our financial statements. These errors were discovered by senior management and Ernst & Young LLP in connection with work on the audit for fiscal 2006. We intend to file amendments to our Quarterly Reports on Form 10-Q for the periods ending March 31, June 30 and September 30, 2006 reflecting these adjustments. Adjustments related to the period ended June 30, 2006 are discussed under Note 5 to our condensed consolidated financial statements included in this Form 10-Q.

In response to the continuing identified material weakness, we have taken action to remediate the specific accounting policies and procedures which led to the errors requiring restatement. We have established additional policies and enhanced the procedures that we will follow and have addressed these items as follows: (i) the Company has added additional accounting and financial personnel with industry experience, is implementing a formal closing process, has employed an experienced financial executive to oversee internal controls and procedures implementation, and engaged experienced outside consultants to assist the Company in complying with the requirements of Sarbanes Oxley by December 31, 2007; (ii) the Company has engaged the services of an independent stock administration firm to assist with transactions, recordkeeping and the computation of compensation expense related to its stock options, hired additional personnel and retained outside consultants to oversee the administration of stock options and performed a review of stock option grants to ensure accuracy of the information; (iii) the Company has hired an information technology professional and is currently in the process of hiring an additional professional to ensure formal processes are implemented with respect to changes, controls, access and standardized procedures. Additionally, the Company has engaged a major information technology infrastructure provider, that is SAS 70 compliant, to assist with hosting the Company’s financial systems; (iv) the Company has implemented additional procedures to control access to it information technology systems and; (v) the Company has implemented additional procedures and training of its accounting staff with respect to proper sales cut-off procedures at the end of accounting periods. As a result of these changes, we do not expect that the type of adjustments discussed in Note 5 to the condensed consolidated financial statements of the Company will recur. As a result of these changes, we do not expect that the aforementioned material weakness will recur.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described below and in our Form 10-K filed on May 4, 2007, neither we nor the Distributor are a party to any legal or administrative proceedings, other than routine litigation incidental to our business and that of the Distributor that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our, or the Distributor’s, financial condition or results of operations.

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

WELLSPRING/WINSTAR MATTER

We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against Wellspring Media, Inc. (“Wellspring”) in U.S. Bankruptcy Court for the District of Delaware by the Chapter 7 Trustee of the Winstar Communications, Inc. Estate (the “Trustee”). On May 8, 2007, Wellspring entered into a Settlement Agreement with the Trustee pursuant to which the Trustee released Wellspring and the Company, among others, from all claims relating to the dispute in exchange for Wellspring’s agreement to pay to the Trustee a cash settlement amount of $563,700. The former indirect owners of Wellspring have paid the settlement amount in satisfaction of their indemnification obligations to Wellspring.

FALCON PICTURE GROUP MATTER

We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Cook County, Illinois by Falcon Picture Group, LLC (“Falcon”), and the related counterclaim filed by the Company against Falcon and its owner, Carl Amari. On or about July 2007, Falcon was granted leave to file an amended complaint alleging that the Company interfered with Falcon’s current and potential business relationships and that it breached its license agreement with Falcon by failing to remit all royalties allegedly due. Falcon seeks damages resulting from the interference claim of approximately $350,000 as well as $753,967 relating to the claim for breach of the license agreement. The court’s decision to grant leave to amend is not indicative of the merits of such amended claims as leave to amend proceedings in the early stages of litigation are routine procedural matters. Although the Company has not yet responded to the amended complaint, the Company is contemplating filing a motion to strike portions thereof. The Company plans to vigorously defend against the allegations of the amended complaint and to assert various affirmative defenses thereto including, among other things, that the allegations thereof are unfounded, and that the damages asserted by the Company pursuant to its own claim will substantially exceed the damages sought by Falcon. The Company seeks actual damages from Falcon and Carl Amari of approximately $1.5 million, exclusive of any award of attorneys’ fees, costs of suit and punitive damages to which the Company may also be entitled to recover. For a complete description of the facts and circumstances surrounding this litigation, please see the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 3. Legal Proceedings”, which is incorporated herein by reference.

ENTERTAINMENT RESOURCE MATTER

In June 2007, Larry S. Hyman, as assignee for Entertainment Resource, Inc. (“ERI”), commenced litigation against the Company in the Circuit Court of Broward County, Florida, Case No. 06-012249 CACE 05, based upon allegations, among other things, that the Company owes ERI for products delivered and sold to the Company by ERI between September 2005 and January 2006. ERI seeks an award of $947,500. The Company plans to vigorously defend against ERI’s allegations and is in the process of responding to ERI’s complaint. Among other defenses, the Company plans to provide evidence that ERI owes to the Company approximately $1 million for products sold and delivered by the Company to ERI, which amount should be set-off against any amounts owing by the Company to ERI.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form Form 10-K for our fiscal year ended December 31, 2006.  The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results.

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

Dated: August 13, 2007	GENIUS PRODUCTS, INC., a Delaware Corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2007	By:	/s/ John Mueller
John Mueller Chief Financial Officer (Principal Financial and Accounting Officer)