Form 10-Q/A
period 2006-03-31
GENIUS PRODUCTS INC
filed 2007-09-26
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 000-27915

GENIUS PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0852923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2230 BROADWAY
SANTA MONICA, CA 90404
(Address of principal executive offices)

(310) 453-1222
(Registrant’s telephone number)

740 LOMAS SANTA FE, SUITE 210
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

EXPLANATORY NOTE

On April 12, 2007, the Audit Committee of the Board of Directors of the Company, acting on a recommendation from the Company’s management, determined that the Company’s unaudited condensed consolidated financial statements as of and for the quarters ended March 31, June 30, and September 30, 2006 should be restated to revise the accounting and related disclosures for net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, accounts receivable, production masters, film library, accrued expenses, and stockholders’ equity. The impact of the restatements on the quarter ended March 31, 2006 is further discussed in Note 2 to the unaudited condensed consolidated financial statements included herein.

This amendment is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the period ended March 31, 2006, as described in Note 2 to the unaudited condensed consolidated financial statements, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing of this amendment, (iv) to update the certifications required by the Sarbanes-Oxley Act of 2002, and (v) to update the exhibits.

This Amendment No. 1 to Quarterly Report on Form 10-Q is as of the date of the Form 10-Q originally filed, except for material subsequent events more fully described in Note 2 to the unaudited condensed consolidated financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

NOTICE ABOUT FORWARD-LOOKING STATEMENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2006 Restated (Note 2)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,597,164	$18,402,355
Accounts receivable, net of allowance for doubtful accounts and sales returns of $6,908,789 and $8,366,779	2,406,658	42,038,129
Inventories, net	5,567,953	9,441,962
Prepaid expenses	703,875	565,460
Notes receivable, related party	750,000	—
Total current assets	40,025,650	70,447,906
Restricted cash	—	300,650
Property and equipment, net	396,358	620,489
Film library and production masters, net of accumulated amortization of $4,027,308 and $4,401,737	19,727,179	20,288,203
Notes receivable, related party	1,712,353	1,547,102
Goodwill	14,487,917	14,487,917
Deposits and other	15,545	195,913
Total assets	$76,365,002	$107,888,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,242,560	$13,542,394
Notes payable	5,379,296	200,000
Remittance to licensor	—	16,257,453
Accrued expenses	3,307,893	8,802,175
Deferred revenue	—	16,262,426
Customer deposits	189,423	189,423
Debentures payable	50,750	—
Redeemable common stock	414,471	—
Total current liabilities	18,584,393	55,253,871
Deferred gain, related party	1,212,353	1,292,623
Deferred tax liability	1,380,338	1,334,233
Total liabilities	21,177,084	57,880,727
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 60,438,154 and 60,622,626 shares outstanding	6,044	6,062
Additional paid-in capital	93,919,755	95,458,993
Accumulated deficit	(38,737,881)	(45,457,602)
Total stockholders’ equity	55,187,918	50,007,453
Total liabilities and stockholders’ equity	$76,365,002	$107,888,180

See accompanying notes to condensed unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2006 Restated (Note 2)

Revenues, net of sales returns, discounts and allowances of $209,304 and $8,843,308, respectively	$2,555,886	$27,912,097
Total cost of revenues	2,666,801	28,797,191
Gross loss	(110,915)	(885,094)
Operating expenses (income):
General and administrative	2,114,769	5,683,052
Gain on sale, related party	—	(40,267)
Total operating expenses	2,114,769	5,642,785
Loss from operations	(2,225,684)	(6,527,879)
Interest and other income (expense), net	(5,840)	(237,947)
Loss before provision for income taxes	(2,231,524)	(6,765,826)
Provision (benefit) for income taxes	800	(46,105)
Net loss	$(2,232,324)	$(6,719,721)
Basic and diluted net loss per share	$(0.08)	$(0.11)
Basic and diluted weighted average shares	28,000,009	60,465,789

See accompanying notes to condensed unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2006 Restated (Note 2)
Cash flows from operating activities:
Net loss	$(2,232,324)	$(6,719,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,922	48,185
Amortization of film library	—	311,089
Change in allowance for doubtful accounts and provision for returns	(837,217)	9,146,531
Change in provision for obsolete inventory	—	(178,041)
Common stock issued for services	58,579	19,100
Stock compensation expense	—	920,833
Interest expense on redeemable common stock	4,825	—
Increase (decrease) in Debentures payable	—	(50,750)
Increase (decrease) in Deferred gain, related party	—	80,270

Changes in assets and liabilities:
(Increase) decrease in Accounts receivable	2,687,842	(48,778,002)
(Increase) decrease in Inventories	646,738	(3,695,968)
(Increase) decrease in Prepaid expenses, notes receivable, deposits and other	16,800	873,298
(Increase) decrease in film library	(878,189)	(872,113)
Increase (decrease) in Accounts payable	(4,723,799)	4,299,834
Increase (decrease) in Accrued expenses	137,912	5,494,282
Increase (decrease) in Deferred revenue	—	16,262,426
Increase (decrease) in Remittance to licensor	—	16,257,453

Increase (decrease) in Deferred tax liability	—	(46,105)
Net cash used in operating activities	(5,082,911)	(6,627,399)
Cash flows from investing activities:
AVM cash, net of expenses paid in cash	(188,886)	—
Restricted cash	—	(300,650)
Purchase of property and equipment	(36,857)	(272,316)
Net cash used in investing activities	(225,743)	(572,966)
Cash flows from financing activities:
Payments on notes payable	—	(5,179,296)
Payments on short-term debt	(2,349,219)	—
Payments of offering costs	(718,589)	—
Proceeds from exercise of options	83,580	138,551
Proceeds from exercise of warrants	557,560	46,301
Proceeds from issuance of common stock	10,300,000	—
Net cash (used in) provided by financing activities	7,873,332	(4,994,444)
Net increase (decrease) in cash and equivalents	2,564,678	(12,194,809)
Cash and cash equivalents at beginning of period	1,223,880	30,597,164
Cash and cash equivalents at end of period	$3,788,558	$18,402,355
Supplemental disclosure of cash flow information:
Warrants issued for offering costs	$1,014,986	$—
Issuance of common stock for offering costs	$350,000	$—
Interest paid	$1,015	$74,060
Taxes paid	$800	$—

See accompanying notes to condensed unaudited interim financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. NATURE OF BUSINESS

Genius Products, Inc. (“we”, “our” or “the Company”) produces, publishes and distributes digital versatile discs or DVDs, universal mini discs or UMDs, and compact discs or CDs. Our products are marketed under both proprietary and licensed brands. We sell directly to major retailers and to third party distributors. We also sell our products through various websites on the Internet.

THE WEINSTEIN COMPANY TRANSACTION. On December 5, 2005, we entered into a Master Contribution Agreement (the “Agreement”) in connection with the formation of a new venture (an entity hereafter referred to as the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by The Weinstein Company (“TWC”) (the “Transaction”) (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Strategic Transactions). Under the terms of the Agreement, at the closing of the Transaction (“Closing”), which is expected to be during the second quarter of 2006, we will contribute to the Distributor substantially all of our assets, employees and existing businesses and certain liabilities, and the Distributor will hold a distribution agreement from TWC entitling it to distribute in the United States, and receive a distribution fee on, all filmed entertainment for which TWC owns or controls U.S. home video distribution rights. The Distributor will be 70% owned by TWC or its affiliates and 30% owned by us. The Company’s interest in the Distributor will consist of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its affiliates will consist of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its affiliates will be redeemable, at their option at any time from one year after the Closing, for up to 70% of our outstanding common stock, or with their approval, cash. We expect to file a proxy in late May or June 2006 to obtain shareholder approval for this Transaction. Commencing on December 5, 2005 through the Closing, we are operating under an interim distribution agreement with TWC and are recording the results from titles we first released for TWC in March 2006 in our financial statements.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 have been prepared by us and are unaudited. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. Amounts related to disclosures of December 31, 2005 balances within these interim statements were derived from the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

CONCENTRATIONS OF CREDIT RISK. For the three month period ended March 31, 2006, Wal-Mart and Blockbuster accounted for 37.8% and 13.8% of net revenues, respectively. At March 31, 2006 these customers comprised 34.1% and 12.6%, respectively, of the accounts receivable before allowances. For the three months ended March 31, 2005, Sam’s Club, Target, 99 Cent Only Stores, and Anderson Merchandisers accounted for 16%, 14%, 13%, and 13% of net revenue, respectively. For the three months ended March 31, 2006, these customers accounted for 1.5%, 7.4%, 0%, and 1.6% of net revenues, respectively. At March 31, 2005, these customers comprised 9.9%, 4.0%, 0% and 11.7%, respectively, of the accounts receivable before allowances.

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

INCOME TAXES. For the first three months ended March 31, 2006, the Company recognized a tax benefit of approximately $2.69 million, which was substantially offset by a valuation allowance of $2.64 million. As a result, the Company recorded $0.05 million of tax benefits attributable to the liability recognized from the purchase accounting in connection with the Wellspring acquisition. The Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to the purchase accounting in connection with the Wellspring acquisition.  Based on the Company’s assessment of all available evidence, the Company concluded that it is not more likely than not that its deferred tax assets will be realized.  Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of March 31, 2006.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of Genius Products, Inc.) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. The Company’s net operating loss carryforwards are subject to substantial annual limitations due to changes in ownership structure that occurred prior to December 31, 2005.

REVENUE RECOGNITION. Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”) and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenues are recorded upon the receipt of goods by the customer for titles that do not have a “street date” (when it is available for sale by the customer). If a title has a street date, we recognize the initial shipment as revenue on that street date and all subsequent shipments after street date are recognized as revenue upon receipt of goods by the customer. Under revenue sharing arrangements, rental revenue is recognized on or after the street date and when we are entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation are performed quarterly. Revenues from the theatrical release of films are recognized at the time of exhibition based on our participation with box office receipts. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

ACCOUNTING CHANGES. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We implemented SFAS No. 154 in our fiscal year beginning January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operations for the quarter ended March 31, 2006.

RECLASSIFICATION. Certain line items have been reclassified in the accompanying financial statements to conform to the presentation in the annual report on Form 10-K for the year ended December 31, 2006.

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

NOTE 2. UNAUDITED RESTATEMENT OF QUARTER ENDED MARCH 31, 2006

On April 12, 2007, we determined that it was necessary to restate our unaudited condensed consolidated financial statements and other financial information as of and for the quarter ended March 31, 2006. The restatements that we made at that time related to the following corrections of errors:

1.  The Company revised the computation of its stock option non-cash compensation expense under the provisions of SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“Stock Option Compensation Expense”), for the fiscal quarter ended March 31, 2006. For the three months ended March 31, 2006, the Company decreased its Stock Option Compensation Expense by $0.1 million.

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

 5.  The Company revised its tax provision amounts for the fiscal quarter ended March 31, 2006 to properly reflect its tax provision for this period.  The need for this correction resulted from the liability recognized in purchase accounting in connection with the Wellspring acquisition. For the three months ended March 31, 2006 the Company decreased its tax provision by $46,000.

6.  The Company revised the presentation of its advertising and marketing expenses and bad debt expense for the fiscal quarter ended March 31, 2006 to reclassify these amounts from operating expenses to cost of revenues.

The effects of the restatement on net revenues, cost of revenues, gross profit, provision for taxes, net loss, basic and diluted loss per common share, accounts receivable, production masters, film library, accrued expenses, and stockholders’ equity as of and for the quarter ended March 31, 2006 are as follows:

(In thousands, except per share amounts)	Three months ended March 31, 2006
	As Originally Reported	Restatement Adjustments	As Restated
Net revenues	$28,583	$(671)	$27,912
Cost of revenues	23,181	5,616	28,797
Gross profit (loss)	5,402	(6,287)	(885)
Provision (benefit) for income taxes	-	(46)	(46)
Net loss	(5,674)	(1,046)	(6,720)
Loss per common share:
Basic and diluted	(0.09)	(0.02)	(0.11)
Accounts receivable	42,038	-	42,038
Total current assets	70,448	-	70,448
Production masters	5,195	(5,195)	-
Film library	15,093	5,195	20,288
Total assets	108,053	(165)	107,888
Accrued expenses	6,410	2,392	8,802
Total current liabilities	54,754	500	55,254
Stockholders' equity	50,746	(739)	50,007

NOTE 3. RESTRICTED CASH

Restricted cash of $0.3 million at March 31, 2006 represents cash invested in certificates of deposit to collateralize a letter of credit issued to a landlord for an office lease.

NOTE 4. INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

	December 31, 2005	March 31, 2006 (unaudited)
Raw materials	$71,085	$96,991
Finished goods	7,798,303	11,468,365
	7,869,388	11,565,356
Allowance for obsolescence	(2,301,435)	(2,123,394)
Inventories, net	$5,567,953	$9,441,962

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

	December 31, 2005	March 31, 2006 (unaudited)	Useful lives
Computers and equipment	$711,646	$932,902	3-5 years
Furniture and fixtures	35,445	37,900	3-7 years
Leasehold improvements	22,365	22,365	Lesser of lease term or useful life
Tools and dies	—	43,535	3 years
	769,456	1,036,702
Accumulated depreciation and amortization	(373,098)	(416,213)
Property and equipment, net	$396,358	$620,489

Depreciation expense for the three months ended March 31, 2006 and March 31, 2005 was $48,185 and $33,510, respectively.

NOTE 6. INVESTMENT IN FILMS AND VIDEO

Following are the components of our Production Masters and Film Library balances:

	December 31, 2005	March 31, 2006 (unaudited)
Titles released, net of accumulated amortization	$4,573,191	$5,195,468
Acquired library, net of accumulated amortization	14,551,096	14,477,769
Titles acquired and not released	602,892	614,966
	$19,727,179	$20,288,203

We expect approximately 49.1% of titles released, net of accumulated amortization and excluding acquired library, will be amortized during the three year period ended December 31, 2008. The Company expects approximately 80% of titles released, net of accumulated amortization and excluding acquired library, will be amortized during the seven year period ended December 31, 2012 as the library of titles released is comprised primarily of mature titles which provide a longer, steadier stream of revenue. The acquired library, including titles acquired and not released, of $15.1 million, net of accumulated amortization at March 31, 2006, is the Wellspring library that was acquired as part of the acquisition of AVMC and Wellspring Media, Inc. on March 22, 2005. The Wellspring library is amortized over its expected revenue stream for a period of ten years from the acquisition date. The remaining amortization period on the library which includes titles acquired and not released as of March 31, 2006 is approximately nine years on unamortized costs of $15.1 million. We estimate total amortization expense for all of our libraries for 2006 to be $3.6 million.

We expect that we will pay accrued participation liabilities of $4.0 million during the twelve month period ending December 31, 2006.

NOTE 7. ACQUISITION OF AVMC

On March 21, 2005, we completed our acquisition of American Vantage Media Corporation (“AVMC”), a subsidiary of American Vantage Companies (“AVC”). The acquisition was completed through an Agreement and Plan of Merger (“Merger Agreement”) which provided for the issuance to AVC of (i) 7,000,000 shares of our common stock valued at $2.27 per share and (ii) warrants to purchase 1,400,000 shares of our common stock, half at an exercise price of $2.56 per share and half at an exercise price of $2.78 per share, plus our assumption of approximately $15.2 million in debt of AVMC. The fair value of these warrants was estimated as $1,596,482 using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4.2%, an expected life of five years and no expected dividends. The purchase price is approximated by using the average closing market price of our common stock over the two-day period before and after the sale was announced. Direct costs incurred for the acquisition of $1,559,911 include $238,886 for legal and professional services related to the valuation of the Wellspring library, as well as a transaction fee of $1,249,183 paid in the form of 550,301 shares issued at a value of $2.27 per share, and 63,000 warrants, half at an exercise price of $2.56 and half at an exercise price of $2.78, for $71,842. The value of the warrants was estimated using the Black-Scholes model with the following weighted average assumptions: expected volatility of 60%, risk free interest of 4.2%, an expected life of five years and no dividends. The fair value of the warrants was classified as equity in 2005 in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

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

After the acquisition of AVMC, we consider the Company as one operating segment and reporting unit. Goodwill from the acquisition is accounted for in accordance with SFAS No. 142 “Goodwill and Intangible Assets.” The Wellspring library acquired in the transaction is accounted for in accordance with SOP 00-2. None of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma information represents our condensed consolidated results of operations as if the acquisition of AVMC had occurred on January 1, 2005. Such pro forma information does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

Three Months Ended March 31, 2005
Pro forma net revenue	$4,265,667
Pro forma net loss	$(3,715,281)
Pro forma net loss per share
Basic and diluted	$(0.13)

NOTE 8. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

On March 21, 2005, we completed our acquisition of AVMC (see Note 7). As part of this acquisition, we assumed notes payable to certain individuals and entities with a total principal balance of $4.0 million, bearing interest at 7%, payable quarterly, and a maturity date of February 3, 2006. We repaid $3.8 million of these notes on February 7, 2006 and withheld payment on the balance as part of our contractual right to reserve for certain potential liabilities associated with the acquisition.

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

NOTE 9. REMITTANCE TO LICENSOR AND DEFERRED REVENUE

Under the interim distribution agreement with TWC (see Note 1), we record as net revenues the full amount we receive from sales of home video products (net of reserves and allowances), deduct our distribution fee, costs of goods sold (including manufacturing expenses) and certain marketing expenses, and remit the balance to TWC. The Remittance to licensor of $16.3 million at March 31, 2006 primarily relates to amounts owed to TWC from sales of TWC’s title, Derailed that we released on DVD during the quarter ended March 31, 2006.

The deferred revenue of $16.3 million at March 31, 2006 primarily related to invoices for shipments of Mrs. Henderson Presents, Wolf Creek, and Have No Fear: The Life of Pope John Paul II which had street dates subsequent to March 31, 2006.

NOTE 10. ACCRUED EXPENSES

The components of accrued expenses at December 31, 2005 and March 31, 2006 were:

	December 31, 2005	March 31, 2006 Restated (Note 2) (unaudited)
Accrued payroll and related items	$483,697	$118,266
Accrued commissions	373,510	197,806
Unearned revenue	262,742	38,400
Accrued severance	308,591	241,330
Tax payable	74,637	74,637
Other accrued expense [1]	1,804,716	8,131,736
Total accrued expenses	$3,307,893	$8,802,175

1 Other accrued expense primarily relates to accrued purchases for inventory related to The Weinstein Company titles as of March 31, 2006.

On February 20, 2006 we announced that Wellspring Media’s home entertainment distribution operations will transfer to our facility located in Santa Monica, California and that Wellspring will no longer distribute films theatrically. The primary goal of this corporate realignment is to improve our operating efficiencies. We estimated that we would incur costs of approximately $450,000 in connection with this action. These costs consist primarily of one-time termination benefits of which we paid approximately $208,000 in the quarter ended March 31, 2006. We expect to pay the remaining balance by May 2006 when we complete the reorganization.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

FALCON PICTURE GROUP MATTER

In October 2005, we commenced litigation against Falcon Picture Group, LLC (“Falcon”) in the Superior Court of San Diego County, Case No. GIN047884 seeking damages of $975,000 arising out of Falcon’s breach of the license agreement. In October 2005, Falcon commenced litigation against the Company in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that the Company breached the terms of a license agreement by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks a damages award of approximately $83,332 subject to proof at trial. Falcon further alleges that as a result of the Company’s purported default under the license agreement, Falcon is entitled to judgment declaring the license agreement to have been lawfully terminated. Although the Company has not yet responded to the complaint in the Illinois proceeding, the Company plans to vigorously defend against the allegations thereof.

NOTE 12. STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2006, we issued 10,000 common shares for services rendered.

STOCK OPTIONS AND WARRANTS

A summary of restated stock option and warrant activity, including options discussed in Note 12, follows:

	Options/Warrants Outstanding	Weighted Average Price
December 31, 2005	34,951,798	$1.95
Granted	2,156,000	$1.92
Exercised	(208,575)	$1.23
Canceled	(750,000)	$2.25
March 31, 2006	36,149,223	$1.95
Options and warrants exercisable, March 31, 2006	27,530,769	$1.96

The following restated table summarizes significant ranges of outstanding and exercisable options and warrants as of March 31, 2006:

	Options/warrants outstanding	Average remaining life (in years)	Weighted average exercise price options and warrants outstanding	Options and warrants exercisable	Weighted average exercise price options and warrants exercisable
Under $1.50	6,514,840	3.4	$0.94	6,514,840	$0.94
$1.50 - $1.99	12,716,422	7.8	1.69	6,067,968	1.61
$2.00 - $2.99	13,928,711	5.4	2.35	12,133,711	2.37
$3.00 - $3.99	2,440,750	4.7	3.00	2,440,750	3.00
$4.00 + over	548,500	4.7	5.05	373,500	5.54
	36,149,223	5.8	$1.95	27,530,769	$1.96

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

NOTE 13. STOCK-BASED COMPENSATION

We use the Black-Scholes method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rates. The valuation is reduced by an estimate of stock option forfeitures.

We estimate the fair value of our stock options using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, to determine the fair value of the share-based awards. We estimated option expected terms in 2006 based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules. Beginning in 2006, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on our stock in accordance with guidance provided in SFAS No. 123R and SAB 107. Prior to 2006, our measurement of expected volatility was based on the historical volatility of our stock. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of our stock options.

We have adopted several stock option plans, all of which have been approved by our shareholders, that authorize the granting of options to purchase our common shares subject to certain conditions. At March 31, 2006, we had reserved 21 million of our common shares for issuance of share-based compensation awards under our stock option plans. At March 31, 2006, we have granted 8.8 million share-based compensation awards outside of our stock option plans. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

We issued 2,156,000 options during the first quarter of 2006. The amount of share-based compensation expense recognized in the three months ended March 31, 2006 is based on options issued prior to January 1, 2006 and issued during the first quarter of 2006, and ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based restated compensation expense recognized for the three months ended March 31, 2006 was $0.9 million. For the three months ended March 31, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that deferred tax assets realization relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a 100% valuation allowance was required due to uncertainty as to the recoverability of these items.

We estimated share-based compensation expense using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2006 Restated (Note 2)
Risk free interest rate	4.8%
Expected dividend yield	—
Expected volatility	59.0%
Expected life (in years)	5.7

A summary of restated stock option activity during the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
December 31, 2005	18,722,883	$1.79
Granted	2,156,000	$1.92
Exercised	(125,000)	$1.11
Canceled	(750,000)	$2.25
March 31, 2006	20,003,883	$1.79	7.7	$4,642,361
Options exercisable, March 31, 2006	11,385,429	$1.70	6.5	$4,163,747

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

At March 31, 2005, we accounted for stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Prior to the implementation of SFAS No. 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the three months ended March 31, 2005:

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

The effects of the potentially dilutive securities (options and warrants that are outstanding) were not included in the computation of diluted loss per share for the three months ended March 31, 2006 and 2005, since to do so would have been antidilutive.

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

We seek to leverage our increasing market share and retail sales volumes from our new relationship with The Weinstein Company to improve the distribution and sale of our owned, licensed and distributed content. We currently own or have the rights to publish DVDs and audio CDs under the trademarked brands described in the following table. These brands include both proprietary and licensed brands. We work with a broad range of retail outlets including Wal-Mart, Best Buy, Target, Blockbuster, Movie Gallery, Netflix and Amazon.com to implement our specialized distribution strategy that consists of in-store displays that highlight our brands and promote our products that relate to these brands. We call our specialized distribution strategy our Branded Distribution Network. We customize our displays and promotions based upon the buying patterns, habits and demographics of the consumers. As we add more content to our libraries, we intend to acquire, license, develop or distribute products with credible value and brand them for relevance to the consumer. We attempt to limit financial exposure through: (i) detailed return on investment, or ROI, analysis on potential acquisitions of new content and (ii) our newly implemented vendor managed inventory system that provides us a scalable infrastructure and cost effective technology to manage the supply chain process. Our brands and products are described below.

Licensed Brands and Trademarks
AMC Monsterfest™
AMC TV for Movie People™
AMC® Movies
Bazooka®
Genius Entertainment®
Hollywood Classics™
IFILM®
National Lampoon®
Sundance Channel Home
Entertainment™
TV Guide®

Selected Owned or Licensed Content
Berliner Film Company
J Horror Library(through Horizon
Entertainment and Pony Canyon Inc.)
Jillian Michaels
NBC News Presents
Wellspring Library

Selected Distributed Content
Brandissimo!
Bauer Martinez Entertainment
IFC
Legend Films Library
Liberation Entertainment Library
Pacific Entertainment
Peace Arch Entertainment
Porchlight Entertainment
Shorts Play
Shorts Play Extreme
Tartan Video USA
The Weinstein Company

Licensed Music Brands
Ansel Adams
Baby Genius® *
Beatrix Potter™
Curious George®
Guess How Much I Love You™
Jay Jay the Jet Plane®
Kid Genius® *
My Little Pony®
Paddington Bear™
Raggedy Ann and Andy™
Rainbow Fish™
Spot the Dog™
The Little Tikes® *
The Snowman™
Tonka®
Wee Worship™ *

______________
*	See recent strategic transactions below

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

Recent Severance

On February 20, 2006 we announced that Wellspring Media’s (“Wellspring”) home entertainment distribution operations will transfer to our facility located in Santa Monica, California and that Wellspring will no longer distribute films theatrically. The primary goal of this corporate realignment is to improve our operating efficiencies. We estimated that we would incur costs of approximately $450,000 in connection with this action. These costs consist primarily of employee severance arrangements and other related expenses. We expect to pay these costs and substantially complete the reorganization by May 2006.

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

Under the terms of the Agreement, at the closing of the Transaction (“Closing”) we will contribute to the Distributor substantially all of our assets, employees and existing businesses and certain liabilities, and the Distributor will hold a distribution agreement from TWC entitling it to distribute in the United States, and receive a distribution fee on, all filmed entertainment for which TWC owns or controls U.S. home video distribution rights. The Distributor will be 70% owned by TWC or its affiliates and 30% owned by us. Our interest in the Distributor will consist of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its affiliates will consist of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its affiliates will be redeemable, at their option at any time from one year after the Closing, for up to 70% of our outstanding common stock, or with their approval, cash.

On April 26, 2006, we, TWC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into a Second Amendment to the Master Contribution Agreement (the “Second Amendment”). The Second Amendment amends the Master Contribution Agreement, dated as of December 5, 2005, as amended by the first Master Contribution Agreement on March 15, 2006 (the “First Amendment”), by and among the parties, and provides that The Weinstein Company Funding LLC (rather than the Weinstein Company Holdings LLC) will become the “Distributor” from and after the closing of the transactions contemplated by the Agreement.

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

Sale of Baby Genius: On December 31, 2005, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Klaus Moeller, who was our founder and formerly our CEO. Under the Asset Purchase Agreement, we agreed to sell to Mr. Moeller all of our rights, title and interest in and to the following assets (the “Assets”), subject to the terms, conditions and limitations set forth in the Asset Purchase Agreement:

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

REVENUE RECOGNITION. Revenue from the sale or licensing of films are recognized upon meeting all recognition requirements of SOP 00-2 and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Revenues are recorded upon the receipt of goods by the customer for titles that do not have a “street date” (when it is available for sale by the customer). If a title has a street date, we recognize the initial shipment as revenue on that date and all subsequent shipments after street date are recognized as revenue upon receipt of goods by the customer. Under revenue sharing arrangements, rental revenue is recognized on or after the street date and when we are entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. The allowance for returns calculation is based upon an analysis of historical customer and product returns performance as well as current customer inventory data as available. Updates to the returns calculation are performed quarterly. Revenues from the theatrical release of films are recognized at the time of exhibition based on our participation with box office receipts. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Long-term, non-interest bearing receivables are discounted to present value.

INCOME TAXES. For the first three months ended March 31, 2006, the Company recognized a tax benefit of approximately $2.69 million, which was substantially offset by a valuation allowance of $2.64 million. As a result, the Company recorded $0.05 million of tax benefits attributable to the liability recognized from the purchase accounting in connection with the Wellspring acquisition. The Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to the purchase accounting in connection with the Wellspring acquisition.  Based on the Company’s assessment of all available evidence, the Company concluded that it is not more likely than not that its deferred tax assets will be realized.  Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of March 31, 2006.

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

LOSS PER SHARE. Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding, from the exercise of dilutive options or warrants. The treasury stock method is used to calculate dilutive shares, reducing the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenues:

Revenues for the first quarter ended March 31, 2006 were composed primarily of sales of The Weinstein Company (“TWC”) title, Derailed, sales of branded and proprietary products including branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD, and Wellspring titles from AVMC. Gross revenues increased $34.0 million during the first quarter ended March 31, 2006 to $36.8 million, as compared to $2.8 million during the comparable prior year period.

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

Net revenues increased $25.3 million during the first quarter ended March 31, 2006 to $27.9 million as compared to $2.6 million during the comparable prior year period, primarily due to the increase in sales of DVDs from the release of Derailed.

Costs and expenses:

For the restated three months ended March 31, 2006, we revised the presentation of advertising and marketing expenses to reclassify these amounts from operating expenses to cost of revenues. This conforms to the presentation in the annual report on Form 10-K for the year ended December 31, 2006.

Cost of Revenues:

Cost of revenues consists primarily of the cost of products sold to customers, packaging and shipping costs, amortization of production masters, advertising and marketing, and royalties paid on sales of licensed products. Generally, cost of revenues increased as a result of the increased sales. We include remittances to TWC in cost of revenues. Under our interim distribution agreement with TWC, we record remittances to TWC based upon net revenues we receive from sales of TWC titles released on DVD (net of reserves and allowances), deduct our distribution fee, deduct cost of goods sold (including manufacturing expenses), deduct certain marketing expenses, and record the remaining balance as a remittance to licensor under cost of revenues.

Total cost of revenues increased $26.1 million during the quarter ended March 31, 2006 to $28.8 million, as compared to $2.7 million during the comparable prior period. The increase primarily resulted from an increase in video and DVD sales, primarily due to the video release of TWC’s Derailed during the quarter ended March 31, 2006. Cost of revenues related to Derailed include the remittance to The Weinstein Company and the related product costs.

Operating Expenses:

Operating expenses increased by $3.5 million during the quarter ended March 31, 2006 to $5.6 million, as compared to $2.1 million during the comparable prior period. The increase was primarily due to increased payroll, rent, and utilities as a result of the acquisition of AVMC, increased payroll and overhead to support the increased sales volume anticipated as part of the new relationship with The Weinstein Company, increased transaction costs including investment banking, audit and legal fees of $0.6 million related to the transaction announced with The Weinstein Company, severance costs associated with employees and outside consultants of $0.7 million and warrants and options expense associated with compensation to certain employees and outside consultants of $1.0 million. General and administrative expenses were 20.4% of net revenues for the quarter ended March 31, 2006 compared to 82.7% for the quarter ended March 31, 2005.

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

We had interest and other expense of $237,947 during the quarter ended March 31, 2006 as compared to $5,840 of interest expense for the comparable prior period.

As result of the foregoing, the net loss increased $4.5 million during the quarter ended March 31, 2006, to $6.7 million as compared to $2.2 million during the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the three months ended March 31, 2006 was $6.8 million, primarily due to the net loss of $6.7 million, increases in accounts receivable and inventories, offset by increases in accounts payable, deferred revenue, remittance to licensor, and allowance for doubtful accounts and provision for returns. These changes are primarily related to the release of two TWC titles, Derailed and Wolf Creek. The increase in accounts receivable relates primarily to sales of Derailed and the shipment of Wolf Creek during the quarter ended March 31, 2006. The increases in accounts payable and inventories primarily relate to invoices received but not paid for the production of inventory and sales and marketing expenses for Derailed and Wolf Creek. The increase in deferred revenue related primarily to invoices for shipments of Wolf Creek, which had a street date of April 11. The invoices for Wolf Creek were recorded as deferred revenue since the street date for Wolf Creek occurred after March 31, 2006. The remittance to licensor primarily represents the amount owed to TWC after deducting the related cost of sales, marketing costs, and our distribution fee from net sales of Derailed during the first quarter. Under the terms of the interim distribution agreement, we are required to pay TWC after collection of receipts, which as of March 31, 2006 had not been collected. Allowance for doubtful accounts and provision for returns increased primarily as a result of reserves for returns related to the release of Derailed. For the three months ended March 31, 2005, net cash used in operations was $5.1 million, driven primarily by the net loss of $2.2 million and the decrease in accounts payable, offset by a decrease in accounts receivable.

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

10.1
Lease Agreement with PTL Realty dated as of March 8, 2006, by and between Genius Products, Inc. and Ed Silver, Co-Trustee of Silver Trust and Tess Weinstein, Co-Trustee of Weinstein Trust, d/b/a PTL Realty.+

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

* +	Filed herewith. Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 26, 2007	GENIUS PRODUCTS, INC., a Delaware Corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: September 26, 2007	By:	/s/ John Mueller
John Mueller Chief Financial Officer (Principal Financial and Accounting Officer)