Form 10-Q/A
period 2006-06-30
GENIUS PRODUCTS INC
filed 2007-09-26
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

EXPLANATORY NOTE

On April 12, 2007, the Audit Committee of the Board of Directors of the Company, acting on a recommendation from the Company’s management, determined that the Company’s unaudited condensed consolidated financial statements as of and for the quarters ended March 31, June 30, and September 30, 2006 should be restated to revise the accounting and related disclosures for net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, accounts receivable, production masters, film library, accrued expenses, and stockholders’ equity. The impact of the restatements on the quarter ended June 30, 2006 is further discussed in Note 2 to the unaudited condensed consolidated financial statements included herein.

This amendment is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the period ended June 30, 2006, as described in Note 2 to the unaudited condensed consolidated financial statements, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing of this amendment, (iv) to update the certifications required by the Sarbanes-Oxley Act of 2002, and (v) to update the exhibits.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2006 Restated (Note 2)
		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$30,597,164	$43,385,570
Accounts receivable, net of allowance for doubtful accounts of $942,361
(June 30, 2006 - $1,238,061) and sales returns of $5,966,428 (June 30, 2006 - $20,410,990)	2,406,658	50,719,654
Inventories, net	5,567,953	13,768,091
Prepaid expenses	703,875	446,718
Notes receivable, related party	750,000	-
Total current assets	40,025,650	108,320,033
Restricted cash	-	303,353
Property and equipment, net	396,358	736,434
Royalty advances	-	1,118,227
Film library, net of accumulated amortization of $4,027,308 and $4,850,312	19,727,179	7,979,799
Notes receivable, related party	1,712,353	1,570,856
Goodwill	14,487,917	14,487,917
Deposits and other	15,545	206,583
Total assets	$76,365,002	$134,723,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,242,560	$7,591,524
Notes payable	5,379,296	200,000
Remittance due to licensor	-	60,568,871
Accrued expenses	3,307,893	20,861,181
Deferred revenue	-	10,549,480
Customer deposits	189,423	189,423
Debentures payable	50,750	-
Redeemable common stock	414,471	-
Total current liabilities	18,584,393	99,960,479
Deferred tax liability	1,380,338	-
Deferred gain, related party	1,212,353	1,250,415
Total liabilities	21,177,084	101,210,894
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares
outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
60,438,154 and 61,002,626 shares outstanding	6,044	6,100
Additional paid-in capital	93,919,755	96,884,676
Accumulated deficit	(38,737,881)	(63,378,468)
Total stockholders’ equity	55,187,918	33,512,308
Total liabilities and stockholders' equity	$76,365,002	$134,723,202

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 Restated (Note 3)	2006 Restated (Note 2)	2005 Restated (Note 3)	2006 Restated (Note 2)

Revenues	$5,189,109	$104,186,422	$7,954,299	$140,941,827
Sales returns, discounts and allowances	(1,276,659)	(28,101,925)	(1,485,963)	(36,945,233)
Net revenues	3,912,450	76,084,497	6,468,336	103,996,594
Costs and expenses
Total cost of revenues	5,643,484	86,755,819	8,310,285	115,553,011
Gross loss	(1,731,034)	(10,671,322)	(1,841,949)	(11,556,417)
Operating expenses (income):
General and administrative	3,480,195	8,772,310	5,594,963	14,455,361
Gain on sale, related party	-	(23,179)	-	(63,446)
Total operating expenses	3,480,195	8,749,131	5,594,963	14,391,915
Loss from operations	(5,211,229)	(19,420,453)	(7,436,912)	(25,948,332)
Interest expense	(76,948)	(8,315)	(82,788)	(8,315)
Interest income and other	-	280,670	-	42,723
Loss before provision for income taxes	(5,288,177)	(19,148,098)	(7,519,700)	(25,913,924)
Provision (benefit) for income taxes	8,175	(1,227,233)	8,975	(1,273,338)
Net loss	$(5,296,352)	$(17,920,865)	$(7,528,675)	$(24,640,586)
Basic and diluted net loss per share	$(0.13)	$(0.29)	$(0.22)	$(0.41)
Basic and diluted weighted average shares	41,754,657	60,829,229	34,915,329	60,647,509

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005 Restated (Note 3)	2006 Restated (Note 2)
Cash flows from operating activities:
Net loss	$(7,528,675)	$(24,640,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	248,047	105,770
Amortization and impairment of film library	1,145,924	12,442,378
Change in allowance for doubtful accounts and provision for returns	(466,406)	13,987,962
Change in provision for obsolete inventory	-	3,921,226
Common stock issued for services	82,500	19,100
Amortization of warrants issued for services	149,295	-
Stock compensation expense	-	2,047,856
Interest expense on redeemable common stock	9,650	-
Deferred tax liability	-	(1,380,338)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,374,880	(62,300,958)
(Increase) decrease in inventories	(989,357)	(12,121,364)
(Increase) decrease in prepaid expenses, notes receivable, deposits and other	(462,276)	957,615
(Increase) decrease in royalty advances	-	(1,118,227)
(Increase) decrease in film library	(2,420,745)	(694,998)
Increase (decrease) in accounts payable	(4,342,106)	(1,651,036)
Increase (decrease) in accrued expenses	19,914	17,553,288
Increase (decrease) in deferred revenue	-	10,549,480
Increase (decrease) in remittance to licensor	-	60,568,871
Increase (decrease) in deferred gain, related party	-	38,062
Net cash provided by (used in) operating activities	(12,179,355)	18,284,101
Cash flows from investing activities:
AVM cash, net of expenses paid in cash	(300,000)	-
Restricted cash	-	(303,353)
Purchase of property and equipment	(50,492)	(445,847)
Net cash used in investing activities	(350,492)	(749,200)
Cash flows from financing activities:
Payments on notes payable and debentures	-	(5,230,046)
Payments on short-term debt	(2,349,219)	-
Payments of offering costs	(834,391)	-
Proceeds from exercise of options	91,140	325,251
Proceeds from exercise of warrants	707,560	158,300
Proceeds from issuance of common stock	15,313,423	-
Net cash provided by (used in) financing activities	12,928,513	(4,746,495)
Net increase (decrease) in cash and cash equivalents	398,666	12,788,406
Cash and cash equivalents at beginning of period	1,223,881	30,597,164
Cash and cash equivalents at end of period	$1,622,547	$43,385,570
Supplemental disclosure of cash flow information:
Warrants issued for offering costs	$1,014,986	$-
Issuance of common stock for offering costs	$350,000	$-
Interest paid	$1,015	$74,060
Taxes paid	$800	$-
Non-cash transactions:
Reclassification of redeemable common stock	-	414,471

See accompanying notes to condensed unaudited interim financial statements.

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

THE WEINSTEIN COMPANY TRANSACTION. On July 21, 2006, we completed our pending strategic transaction with The Weinstein Company LLC (“TWC”) and formed a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Closing”). The transaction closed following a Special Meeting of Stockholders of the Company to approve the transaction and related matters. Under the terms of the transaction, Genius Products, Inc. contributed substantially all of its assets, employees and existing businesses to Genius Products, LLC, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. The new venture also operates the existing businesses of Genius Products, Inc., that involve the marketing, sales and distribution for other major branded entertainment content, including ESPN®, NBC News®, Sundance Channel Home Entertainment®, Asia Extreme(TM), Dragon Dynasty(TM) and IFC®. Genius Products, LLC is owned 70% by TWC and 30% by Genius Products, Inc. In addition, as part of the transaction with TWC, Genius Products, Inc. added to its Board of Directors two TWC executives, Larry Madden, Executive Vice President and Chief Financial Officer, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting.

The Company’s interest in the Distributor consists of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its affiliates consist of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its affiliates is redeemable, at their option at any time from one year after the Closing, for up to 70% of our outstanding common stock, or with their approval, cash. As further discussed in Note 9, commencing on December 5, 2005, the date we entered into a Master Contribution Agreement (the “Agreement”) in connection with the formation of a new venture to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC, through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we first released for TWC in March 2006 in our financial statements. Refer to Note 15 for additional discussion regarding this transaction.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

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

CONCENTRATIONS OF CREDIT RISK. For the three months ended June 30, 2006, Wal-Mart accounted for 44.2% of net revenues. At June 30, 2006 this customer comprised 23.6% of the accounts receivable before allowances. For the three months ended June 30, 2005, Dollar Tree accounted for 11% of net revenues. For the three months ended June 30, 2006, this customer accounted for less than 1% of net revenues. At June 30, 2005, this customer comprised 11.6% of the accounts receivable before allowances.

For the six months ended June 30, 2006, Wal-Mart and Blockbuster accounted for 39.6% and 9.0%, respectively, of net revenues. For the six months ended June 30, 2005, Anderson Merchandisers accounted for 13% of net revenues. For the six months ended June 30, 2006, this customer accounted for less than 1% of net revenues.

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

INCOME TAXES. For the three and six months ended June 30, 2006, the Company recognized a tax benefit of approximately $7.67 million and $10.36 million, respectively, which was substantially offset by a valuation allowance of $6.33 million and $8.98 million, respectively. As a result, in the three and six months ending June 30, 2006, the Company recorded $1.33 million and $1.38 million, respectively, of tax benefits attributable to the liability recognized from the purchase accounting in connection with the Wellspring acquisition.  In the three and six months ending June 30, 2006, the Company also recorded $0.11 million of alternative minimum tax expense. The Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to the purchase accounting in connection with the Wellspring acquisition.  Based on the Company’s assessment of all available evidence, the Company concluded that it is not more likely than not that its deferred tax assets will be realized.  Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of March 31, 2006.

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

ACCOUNTING CHANGES. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We implemented SFAS No. 154 in our fiscal year beginning January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operations.

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

UNCERTAINTY IN INCOME TAXES. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

NOTE 2.    UNAUDITED RESTATEMENT OF QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

On April 12, 2007, we determined that it was necessary to restate our unaudited consolidated financial statements and other financial information as of and for the three and six months ended June 30, 2006. The restatements that we made at that time related to the following corrections of errors:

1.  The Company revised the computation of its stock option non-cash compensation expense under the provisions of SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“Stock Option Compensation Expense”), for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2006, the Company increased its stock option compensation expense by $0.4 million and $0.3 million, respectively.

2.  The Company revised its reported net revenue amounts for the three and six months ended June 30, 2006 to properly reflect net revenue in the appropriate periods and to comply with the provisions of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” For each of the three and six months ended June 30, 2006, the Company increased its revenue in the amount of $2.3 million to correct timing errors in the recognition of invoices and expenses.  For the three and six months ended June 30, 2006, the Company decreased its revenue by $1.2 million and $1.9 million, respectively, to correct errors in the treatment of revenue from revenue-sharing agreements.  As a result of the foregoing corrections, the net increases in revenue for the three and six months ended June 30, 2006 were $1.1 million and $0.4 million, respectively.

3.  The Company revised its advertising and marketing expense to properly expense advertising and marketing related items as incurred and revised participations expense to comply with the provisions of SOP 00-2. For the three and six months ended June 30, 2006, the Company decreased advertising and marketing expenses by $1.6 million and increased advertising and marketing expenses by $1.0 million, respectively. For the three and six months ended June 30, 2006, the Company increased participation expense by $0.4 million and decreased participation expense by $1.1 million, respectively.

4.  The Company reduced an accrued liability on its balance sheet by approximately $0.4 million for each of the fiscal quarters ended March 31 and June 30, 2006, to reflect that the Company does not have any obligation associated with redeemable common stock that had been accrued for and disclosed in prior fiscal periods. The redeemable common stock was reclassified to additional paid-in capital.

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

6.  The Company revised its tax provision amounts for the three and six months ended June 30, 2006 to properly reflect its tax provision for these periods.  The need for these corrections resulted from the liability recognized in purchase accounting in connection with the Wellspring acquisition. For the three and six months ended June 30, 2006, the Company decreased its tax provision by $1.3 million and $1.4 million, respectively.

7.  The Company revised the presentation of its advertising and marketing expenses and bad debt expense for the three and six months ended June 30, 2006 to reclassify these amounts from operating expenses to cost of revenues.

The effects of the restatement on net revenues, cost of revenues, gross profit, provision for taxes, net loss, basic and diluted loss per common share, accounts receivable, film library, accrued expenses, and stockholders’ equity as of and for the three and six months ended June 30, 2006 are as follows:

(In thousands, except per share amounts)	Three months ended June 30, 2006			Six months ended June 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Net revenues	$75,013	$1,071	$76,084	$103,596	$401	$103,997
Cost of revenues	60,207	26,549	86,756	83,388	32,165	115,553
Gross profit	14,806	(25,478)	(10,672)	20,208	(31,764)	(11,556)
Provision (benefit) for income taxes	107	(1,334)	(1,227)	107	(1,380)	(1,273)
Net loss	(3,980)	(13,941)	(17,921)	(9,653)	(14,989)	(24,642)
Loss per common share:
Basic and diluted			(0.29)
Accounts receivable	48,457	2,263	50,720	48,457	2,263	50,720
Total current assets	110,958	(2,638)	108,320	110,958	(2,638)	108,320
Film library	22,926	(14,946)	7,980	22,926	(14,946)	7,980
Total assets	151,331	(16,608)	134,723	151,331	(16,608)	134,723
Accrued expenses	20,347	514	20,861	20,347	514	20,861
Total current liabilities	100,976	(1,016)	99,960	100,976	(1,016)	99,960
Stockholders' equity	47,826	(14,314)	33,512	47,826	(14,314)	33,512

NOTE 3.    RESTATEMENT OF QUARTER ENDED JUNE 30, 2005

The Company determined that it was necessary to restate its unaudited consolidated financial statements and other financial information at and for the quarter ended June 30, 2005. The restatement relates to the following correction of errors:

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

2.  The Company revised royalty expense to increase the amount recognized during the three month period ended June 30. The total adjustment required to increase royalty expense to its proper amount was $0.4 million for the three month period ended June 30, 2005. This adjustment was necessary because the Company had recorded this amount as an asset as of June 30, 2005. The correct accounting treatment is to record this amount as royalty expense during the three month period ended June 30, 2005.

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

NOTE 4.    RESTRICTED CASH

Restricted cash of $0.3 million at June 30, 2006 represents cash invested in certificates of deposit to collateralize a letter of credit issued to a landlord for an office lease.

NOTE 5.    INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

	December 31, 2005	June 30, 2006 Restated (Note 2) (unaudited)
Raw materials	$71,085	$106,670
Finished goods	7,798,303	19,884,082
	7,869,388	19,990,752
Allowance for obsolescence	(2,301,435)	(6,222,661)
Inventories, net	$5,567,953	$13,768,091

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

	December 31, 2005	June 30, 2006 (unaudited)	Useful lives
Computers and equipment	$711,646	$1,095,827	3-5 years
Furniture and fixtures	35,445	37,900	3-7 years
Leasehold improvements	22,365	22,365	Lesser of lease term or useful life
Tools and dies	-	54,141	3 years
	769,456	1,210,233
Accumulated depreciation and amortization	(373,098)	(473,799)
Property and equipment, net	$396,358	$736,434

Depreciation expense for the six months ended June 30, 2006 and June 30, 2005 was $105,770 and $80,776, respectively.

NOTE 7. INVESTMENT IN FILMS AND VIDEO

Following are the components of our Production Masters and Film Library balances:

	December 31, 2005	June 30, 2006 Restated (Note 2) (unaudited)
Titles released, net of accumulated amortization	$4,573,191	$--
Acquired library, net of accumulated amortization	14,551,096	7,820,000
Titles acquired and not released	602,892	159,799
	$19,727,179	$7,979,799

The film library at June 30, 2006 is composed primarily of the Wellspring library that was acquired as part of the acquisition of American Vantage Media (“AVMC”) , a subsidiary of American Vantage Companies (“AVC”) and Wellspring Media, Inc. on March 21, 2005 and additional titles licensed since the acquisition. The film library is amortized over its expected revenue stream for a period of ten years from the acquisition date. The amortization period on the library which includes titles acquired and not released as of June 30, 2006 is approximately nine years on unamortized costs of $8.0 million. We estimate total amortization expense for our film library for the remainder of 2006 to be $0.6 million which is based upon revenue estimates for our film library for the remainder of the year.

We expect that we will pay accrued participation liabilities of $5.4 million during the twelve month period ending December 31, 2006.

NOTE 8.    NOTES PAYABLE AND CONVERTIBLE DEBENTURES

On March 21, 2005, we completed our acquisition of AVMC. As part of this acquisition, we assumed notes payable to certain individuals and entities with a total principal balance of $4.0 million, bearing interest at 7%, payable quarterly, and a maturity date of February 3, 2006. We repaid $3.8 million of these notes on February 7, 2006 and withheld payment on the balance as part of our contractual right to reserve for certain potential liabilities associated with the acquisition.

On October 4, 2005, we entered into a Note and Warrant Purchase agreement with a group of investors (collectively, the “Investors”). Under the Purchase Agreement, the Investors loaned a total of $4.0 million to us in exchange for (i) promissory notes in favor of the Investors (the “Notes”) with a total principal balance of $4.0 million and (ii) five-year warrants to purchase a total of 280,000 shares of our common stock, par value $0.0001 per share, with an exercise price per share equal to $1.88 (the last reported sales price of our common stock, as reported by the Over the Counter Bulletin Board, on the closing date of October 5, 2005). The discount allocated to the warrants was $0.3 million, calculated using the Black-Scholes Model, with the following weighted average assumptions: expected volatility 60%; risk-free interest rate of 4.2%; expected life of five years and no dividends payable. The fair value of the warrants was classified as equity in 2005 in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The discount is amortized over the life of the Notes. As of December 31, 2005 the amortized discount was $0.2 million. On December 5, 2005, we repaid $2.5 million of the October 4, 2005 Notes with proceeds from our December 2005 private equity financing, and on March 6, 2006 we repaid the remaining $1.5 million.

In 2001, we issued a convertible debenture for $50,750 to a shareholder in place of redeemable common stock. The debenture bore interest at 8%, was due March 31, 2002, and was convertible into common shares at $0.50 per share; however, the conversion feature of this debenture has expired. Interest on the debenture was accrued through December 31, 2005. There was no beneficial conversion interest related to this debenture. We repaid the balance of the debenture in February 2006.

NOTE 9.    REMITTANCE TO LICENSOR AND DEFERRED REVENUE

Under the interim distribution agreement with TWC as discussed in Note 1, we record as net revenues the full amount we receive from sales of home video products (net of reserves and allowances), deduct our distribution fee, costs of goods sold (including manufacturing expenses) and certain marketing expenses, and remit the balance to TWC. The Remittance to licensor of $60.6 million at June 30, 2006 primarily related to amounts owed to TWC from sales of TWC’s titles, Wolf Creek, Hoodwinked, Doogal, Mrs. Henderson Presents, and Transamerica that we released on DVD during the quarter ended June 30, 2006.

The increase in deferred revenue to $10.5 million at June 30, 2006 primarily related to invoices for shipments of The Matador and The Libertine which were not available for retail sale until a date subsequent to June 30, 2006. In accordance with our revenue recognition policy, if a title has a “street date” (the date the product is available for retail sale), we recognize the initial shipment as revenue on that date. All subsequent shipments after street date are recognized as revenue upon the receipt of goods by the customer. Accordingly, revenue associated with these shipments was deferred until the “street date”.

NOTE 10.    ACCRUED EXPENSES

The components of accrued expenses at December 31, 2005 and June 30, 2006 were:

	December 31, 2005	June 30, 2006 Restated (Note 2) (unaudited)
Accrued payroll and related items	$483,697	$629,858
Accrued commissions	373,510	122,528
Unearned revenue	262,742	38,400
Accrued severance	308,591	38,670
Tax payable	74,637	188,112
Other accrued expense [1]	1,804,716	19,843,613
Total accrued expenses	$3,307,893	$20,861,181

1 Other accrued expense primarily relates to accrued purchases for inventory related to The Weinstein Company titles and other items as of June 30, 2006.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company leases certain facilities and computer equipment under non-cancelable operating leases. Rental expense for the three months ended June 30, 2006 and 2005 was $316,294 and $132,553, respectively. Rental expense for the six months ended June 30, 2006 and 2005 was $555,896 and $167,348, respectively.

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

FALCON PICTURE GROUP MATTER
In October 2005, we commenced litigation against Falcon Picture Group, LLC (“Falcon”) in the Superior Court of San Diego County, Case No. GIN047884 seeking damages of $975,000 arising out of Falcon’s breach of the license agreement. In October 2005, Falcon commenced litigation against the Company in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that the Company breached the terms of a license agreement by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks a damages award of approximately $83,332 subject to proof at trial. Falcon further alleges that as a result of the Company’s purported default under the license agreement, Falcon is entitled to judgment declaring the license agreement to have been lawfully terminated. The Company has dismissed its San Diego action against Falcon in favor of refiling the same action against Falcon and its owner, Carl Amari, as a counterclaim in the Illinois Action.  The counterclaim was filed in the Illinois Action on July 12, 2006.  The Company plans to vigorously defend against the allegations thereof and seek recovery of damages.

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

During the six months ended June 30, 2005, we issued 724,000 shares for the exercise of warrants at $0.63 to $1.00 per share and 82,600 shares for the exercise of options at $0.80 to $1.50 per share.

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

During the six months ended June 30, 2006, we issued 293,575 common shares related to the exercise of warrants for proceeds of $158,300. Additionally, during the six months ended June 30, 2006, we issued 345,000 common shares related to the exercise of options for proceeds of $325,251.

During the six months ended June 30, 2006, we issued 10,000 common shares for services rendered.

WARRANTS
A summary of warrant activity follows:

	Warrants Outstanding	Weighted Average Exercise Price
December 31, 2005	16,228,915	$2.15
Granted	-	$-
Exercised	(293,575)	$0.92
Canceled	-	$-
Total	15,935,340	$2.17
Warrants exercisable, June 30, 2006	15,935,340	$2.17

The following table summarizes significant ranges of outstanding and exercisable warrants as of June 30, 2006

	Warrants outstanding	Average remaining life	Weighted average exercise price warrants outstanding	Warrants exercisable	Weighted average exercise price warrants exercisable
Under $1.50	3,518,868	1.6	$1.17	3,518,868	$1.17
$1.50 - $1.99	1,054,293	3.9	1.69	1,054,293	1.69
$2.00 - $2.99	9,715,179	3.9	2.44	9,715,179	2.44
$3.00 - $3.99	1,647,000	2.8	3.00	1,647,000	3.00
	15,935,340	3.2	$2.17	15,935,340	$2.17

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

We estimate the fair value of our stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock. Our estimate of expected term in 2006 was based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules. Beginning in 2006, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on our stock in accordance with guidance provided in SFAS No. 123R and SAB 107. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of our stock options.

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

We have adopted several stock option plans, all of which have been approved by our shareholders, that authorize the granting of options to purchase our common shares subject to certain conditions. At June 30, 2006, we had reserved 15.8 million of our common shares for issuance of share-based compensation awards under our stock option plans. At June 30, 2006, we have granted 9.4 million share-based compensation awards outside of our stock option plan. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

We issued 2,994,929 options during the first half of 2006. The amount of share-based compensation expense recognized in the three months ended June 30, 2006 and six months ended June 30, 2006 is based on options issued prior to January 1, 2006 and issued during the first six months of 2006, and ultimately expected to vest, and it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense recognized for the three months and six months ended June 30, 2006 was $1.1 million and $2.0 million, respectively. For the three and six months ended June 30, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that deferred tax assets realization relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a 100% valuation allowance was required due to uncertainty as to the recoverability of these items.

During the six months ended June 30, 2006 and 2005, we received proceeds of $325,251 and $91,140, respectively, related to the exercise of options.

We estimated share-based compensation expense using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Risk free interest rate	5.1%	4.9%
Expected dividend yield	-	-
Expected volatility	57.9%	58.7%
Expected life (in years)	5.9	5.8

A summary of the changes in our stock option plan during the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
December 31, 2005	18,722,883	$1.79
Granted	2,994,929	$1.87
Exercised	(295,000)	$1.07
Canceled	(922,000)	$2.15
Outstanding at June 30, 2006	20,500,812	$1.79	7.6	$4,430,455
Vested and expected to vest at June 30, 2006	20,500,812	$1.79	7.6	$4,430,455
Options exercisable, June 30, 2006	12,129,517	$1.75	6.4	$3,981,416

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

	(Restated) Three Months Ended	(Restated) Six Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(5,296,352)	$(7,138,981)
Compensation cost at fair value	(145,492)	(322,012)
Pro forma net loss	$(5,441,844)	$(7,460,993)
Basic and diluted net loss per share
As reported	$(0.12)	$(0.20)
Pro forma	$(0.13)	$(0.22)

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

The effects of the potentially dilutive securities (options and warrants that are outstanding) were not included in the computation of diluted loss per share for the three and six months ended June 30, 2006 and 2005, since to do so would have been anti-dilutive.

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

The initial term of the Output Agreement commences on July 7, 2006 and continues, subject to the terms of the Output Agreement, through and including December 31, 2011 (the “Term”). Commencing immediately at the end of the Term, the Company shall have an additional six month period as a non-exclusive sell-off period for videograms, during which time the Company will have the right to continue to market, distribute and account for all videograms remaining in the Company’s inventory at the end of the Term. Subject to the terms of the Output Agreement, the Company shall pay ESPN a minimum guarantee of $4,500,000 in each of five Sales Periods (as defined in the Output Agreement) during the Term. The Company will receive a distribution fee which shall be computed in accordance with the terms of the Output Agreement.

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

The Company’s stockholders voted to approve the Transaction at a Special Meeting of Stockholders held on July 21, 2006 and the Transaction closed on such date. Under the terms of the Agreement, at the closing of the Transaction (“Closing”), the Company contributed to the Distributor, renamed Genius Products, LLC, substantially all of its assets, employees and existing businesses and certain liabilities, and the Distributor now holds a distribution agreement from TWC entitling it to distribute in the United States, and receive a distribution fee on, all filmed entertainment for which TWC owns or controls U.S. home video distribution rights. The Distributor is 70% owned by TWC or its owners and 30% owned by the Company. The Company’s interest in the Distributor consists of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its affiliates consists of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its affiliates is redeemable, at their option at any time from one year after the Closing, for up to 70% of our outstanding common stock, or with their approval, cash.  Beginning with our Form 10-Q for the third quarter of 2006, we will account for our investment in the Distributor on our financial statements using the equity method of accounting. Under the equity method of accounting, only our investment in and amounts due to and from the equity investee will be included in our consolidated balance sheet. As a result, we will record an asset on our balance sheet related to our investment interest in the Distributor. On our statement of operations, we will record our 30% share of the Distributor’s profit or loss as equity in net earnings (losses) from investee. We expect to record a gain upon consummation of the Transaction and that this gain will be based on the difference between the fair market value of assets contributed and the net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor. After the Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product will be reflected in the financial statements of the Distributor. We will include separate quarterly and audited annual financial statements of the Distributor in a note to our financial statements. For additional information on the accounting for the Transaction and the pro forma information to be included beginning with our 10-Q for the period ended September 30, 2006, reference our Proxy Statement Schedule 14A as filed on June 29, 2006.

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

We sell our own proprietary content, license content from third parties for sale and distribute content for third parties for a fee. We currently have the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by The Weinstein Company (“TWC”), a new film company created by Robert and Harvey Weinstein (as discussed below), as well as ESPN. We have released the following TWC titles on DVD: (i) Derailed, starring Jennifer Aniston and Clive Owen on March 21; (ii) Wolf Creek, an Australian horror film, on April 11; (iii) Mrs. Henderson Presents, starring Judi Dench and Bob Hoskins, on April 18; (iv) Hoodwinked, an updated retelling of the classic story of Red Riding Hood with the voices of Anne Hathaway, Glenn Close and Jim Belushi, on May 2; (v) Doogal with the voices of Whoopi Goldberg, Jimmy Fallon, William H. Macy and Jon Stewart, on May 16; (vi) Transamerica, starring Felicity Huffman, winner of the Golden Globe Award for best actress, on May 23; and (vii) The Libertine, starring Johnny Depp and The Matador, starring Pierce Brosnan on July 4. Upcoming TWC films planned for home video release by us include: Scary Movie 4, directed by David Zucker, Lucky Number Slevin, starring Bruce Willis, Feast, produced by Wes Craven, Ben Affleck and Matt Damon, and Clerks II, directed by Kevin Smith. We will also release content on DVD for Rainbow Media and the Independent Film Channel or IFC.

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

TV Guide®
Selected Distributed Content

Amity Entertainment
Brandissimo!
Bauer Martinez Entertainment
Classic Media
Grodfilms
IFC®
Legend Films Library
Liberation Entertainment Library
Pacific Entertainment
Peace Arch Entertainment
Porchlight Entertainment
Seven Arts
Tartan Video USA
ESPN®
The Weinstein Company ®
Kid Genius® * My Little Pony® Paddington Bear™ Raggedy Ann and Andy™ Rainbow Fish™ Spot the Dog™ The Little Tikes® * The Snowman™ Tonka® Wee Worship™ *
__________
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

Recent Strategic Transactions
The Weinstein Company Transaction: On July 21, 2006, we completed our pending strategic transaction with The Weinstein Company LLC (“TWC”) and formed a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Closing”). The transaction closed, following a Special Meeting of Stockholders of the Company to approve the transaction and related matters. Under the terms of the transaction, Genius Products, Inc. contributed substantially all of its assets, employees and existing businesses to Genius Products, LLC, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. The new venture also operates the existing businesses of Genius Products, Inc., that involve the marketing, sales and distribution for other major branded entertainment content, including ESPN®, NBC News®, Sundance Channel Home Entertainment®, Asia Extreme™, Dragon Dynasty™ and IFC®. Genius Products, LLC is owned 70% by TWC and 30% by Genius Products, Inc. In addition, as part of the transaction with TWC, Genius Products, Inc. added to its Board of Directors two TWC executives, Larry Madden, Executive Vice President and CFO, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting.

The Company’s interest in the Distributor consists of Class G Units representing a 30% membership interest in the Distributor, and the interest of TWC or its affiliates consists of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC or its affiliates is redeemable, at their option at any time from one year after the Closing, for up to 70% of our outstanding common stock, or with their approval, cash. As further discussed in Notes 1 and 9 to the consolidated financial statements included elsewhere herein, commencing on December 5, 2005, the date we entered into a Master Contribution Agreement (the “Agreement”) in connection with the formation of a new venture to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC, through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we first released for TWC commencing in March 2006 through the second quarter of 2006 in our financial statements.

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

INVENTORIES. Inventories consist of raw materials and finished goods and are valued on an average cost basis, which approximates the first-in, first-out method of valuation. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

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

INCOME TAXES. For the three and six months ended June 30, 2006, the Company recognized a tax benefit of approximately $7.67 million and $10.36 million, respectively, which was substantially offset by a valuation allowance of $6.33 million and $8.98 million, respectively. As a result, in the three and six months ending June 30, 2006, the Company recorded $1.33 million and $1.38 million, respectively, of tax benefits attributable to the liability recognized from the purchase accounting in connection with the Wellspring acquisition.  In the three and six months ending June 30, 2006, the Company also recorded $0.11 million of alternative minimum tax expense. The Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to the purchase accounting in connection with the Wellspring acquisition.  Based on the Company’s assessment of all available evidence, the Company concluded that it is not more likely than not that its deferred tax assets will be realized.  Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of March 31, 2006.

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

LOSS PER SHARE. Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding from the exercise of dilutive options or warrants. The treasury stock method is used to calculate dilutive shares, reducing the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options and warrants assumed to be exercised.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues:

Revenues for the three and six months ended June 30, 2006 were composed of primarily sales of The Weinstein Company (“TWC”) titles, Derailed, Mrs. Henderson Presents,Transamerica, Wolf Creek, Have No Fear: The Life of Pope John Paul II, Hoodwinked and Doogal, sales of branded and proprietary products including branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD, and Wellspring titles from AVMC. Video revenues increased $100.4 million and $135.7 million during the three months and six months ended June 30, 2006, respectively to $104.2 million and $140.9 million, as compared to $3.8 million and $5.2 million during the comparable prior year periods. This increase from 2005 was primarily due to the addition of revenues from the video release of TWC’s titles.

Theatrical revenues, representing film rentals by our theatrical division; audio revenues, representing Baby Genius, Kid Genius, licensed music CDs, interactive music programs, non-branded and value music products sold at an entry level price point at retail; and royalties, licensing and other revenues from Wellspring Media, Inc. and the license of our Baby Genius brand name; which together aggregated approximately 30% and 35% of gross revenues for the three and six months ended June 30, 2005, were immaterial for the three and six months ended June 30, 2006. In February 2006, we announced we will no longer release films theatrically.  Audio revenues declined due to lower sales of Baby Genius music, licensed music product, value music products and Lifestyles Music Program. Royalty and other revenues declined as a result of lower licensing revenues  from our acquisition of AVMC on March 22, 2005 and the sale of Baby Genius rights on December 31, 2005.

As a result of the foregoing, total gross revenues increased $99.0 million and $132.9 million during the three and six months ended June 30, 2006, respectively, to $104.2 million and $140.9 million as compared to $5.2 million and $8.0 million during the comparable prior year periods, due primarily to increased sales of video products as discussed above.

Sales returns, discounts and allowances increased $26.8 million and $35.4 million during the three and six months ended June 30, 2006 to $28.1 million and $36.9 million, respectively, as compared to $1.3 million and $1.5 million during the comparable prior year periods. The increase resulted primarily from the increase in sales from the video release of TWC’s Derailed, Mrs. Henderson Presents, Transamerica, Wolf Creek, Hoodwinked, and Doogal. The provision for sales returns and allowances is calculated in accordance with historical averages and industry changes, but may vary in the future based on customer and product mix.

Net revenues increased $72.2 million and $97.5 million during the three and six months ended June 30, 2006, respectively, to $76.1 million and $104.0 million as compared to $3.9 million and $6.5 million during the comparable prior year periods, primarily due to the increase in sales of DVDs from the release of TWC’s titles.

Costs and expense:

Cost of Revenues:

Cost of revenues consists primarily of the cost of products sold to customers, packaging and shipping costs, advertising and marketing, amortization of film library, participations, and royalties paid on sales of licensed products. Generally, cost of revenues increased as a result of the increased sales. We include participations due to TWC in cost of revenues. Under our distribution agreement with TWC, we record participations due to TWC based upon net revenues we receive from sales of TWC titles released on DVD (net of reserves and allowances), deduct our distribution fee, deduct cost of goods sold (including manufacturing expenses), deduct certain marketing expenses, and record the remaining balance as a remittance to licensor under cost of goods sold.

Cost of revenues for activities unrelated to TWC titles declined significantly during the three and six months ended June 30, 2006 compared to the comparable periods in the prior year, consistent with the decline in revenues for non-TWC activities, as discussed above.

Operating Expense:

General and administrative expenses increased by $5.3 million and $8.9 million during the three and six months ended June 30, 2006, respectively, to $8.8 million and $14.5 million, as compared to $3.5 million and $5.6 million during the comparable prior periods. These increases were primarily due to increased payroll, rent, and utilities as a result of the acquisition of AVMC, increased payroll and overhead to support the increased sales volume anticipated as part of the new relationship with The Weinstein Company, increased transaction costs including investment banking, audit and legal fees of $2.4 million and $2.8 million during the three and six months ended June 30, 2006, respectively, related to the transaction announced with The Weinstein Company, severance costs associated with employees and outside consultants of $1.1 million and $1.8 million during the three and six months ended June 30, 2006 and warrants and options expense associated with compensation to certain employees and outside consultants of $1.1 million and $2.0 million during the three and six months ended June 30, 2006, respectively. General and administrative expenses were 11.5% and 13.9% of net revenues for the three and six months ended June 30, 2006, respectively, compared to 89.0% and 86.5% for the three and six months ended June 30, 2005.

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

We had income tax benefit (previously expense) of $1.2 million and $1.3 million for the three and six months ended June 30, 2006 as compared to an expense of $8,175 and $8,975 for the comparable prior year period. The change resulted from an alternative minimum tax incurred during the quarter ended June 30, 2006.

As result of the foregoing, the net loss increased $12.6 million and $17.1 million during the three and six months ended June 30, 2006, respectively, to $17.9 million and $24.6 million as compared to $5.3 million and $7.5 million during the comparable prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the six months ended June 30, 2006 was $18.3 million, primarily due to increases in remittance to licensor, accrued expenses, allowance for doubtful accounts and provision for returns, amortization and impairment of film library and deferred revenue, offset by the net loss of $24.6 million, and increases in accounts receivable, and inventories. These changes are primarily related to the release of TWC titles. The increase in accounts receivable relates primarily to sales of Derailed, Mrs. Henderson Presents, Transamerica, Wolf Creek, Hoodwinked and Doogal during the six months ended June 30, 2006. The increase in accrued expenses and inventories primarily relate to invoices received but not paid for the production of inventory and sales and marketing expenses for Matador and The Libertine. The increase in deferred revenue related primarily to invoices for shipments of The Matador and The Libertine, which both had street dates on July 4. The invoices for The Matador and The Libertine were recorded as deferred revenue since the street date for these titles occurred after June 30, 2006. The remittance to licensor primarily represents the amount owed to TWC after deducting the related cost of sales, marketing costs, and our distribution fee from net sales of TWC titles during the six months ended June 30, 2006. Under the terms of the distribution agreement, we are required to pay TWC after collection of receipts, the amount of which is determined by net revenue, which as of June 30, 2006 had not been collected. However, we bear the risk of accounts receivable collections. Allowance for doubtful accounts and provision for returns increased primarily as a result of reserves for returns related to the release of Derailed, Mrs. Henderson Presents, Transamerica, Wolf Creek, Hoodwinked and Doogal. For the six months ended June 30, 2005, net cash used in operations was $12.2 million, driven primarily by the net loss of $7.5 million, the increase in the development of our library, the decrease in accounts payable, offset by a decrease in accounts receivable.

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

At June 30, 2006, we had cash balances of $43.4 million and net accounts receivable of $50.7 million. We feel that we have sufficient liquidity to fund our operations through the remainder of 2006. However, we will consider additional issuance of equity and debt financing to fund future growth opportunities. Although we believe that our expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2006, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

The table below summarizes information as of June 30, 2006 regarding certain future minimum contractual obligations and commitments for the next five years:

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total

Lease obligations	$536,310	$1,092,459	$976,302	$728,507	$734,880	$185,068	$4,253,526
Employment agreements	$958,068	$1,275,833	-	-	-	-	2,233,901
Consulting agreements	106,667	-	-	-	-	-	106,667
Royalty advances	231,386	-	-	-	-	-	231,386
Total	$1,832,431	$2,368,292	$976,302	$728,507	$734,880	$185,068	$6,825,480

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-KSB filed on March 31, 2005). +
3.2	Bylaws as amended (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-KSB filed on March 31, 2005). +
10.1
Second Amendment to Master Contribution Agreement by and between Genius Products, Inc., The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on April 26, 2006 (incorporated by reference from Exhibit 2.3 to the Company’s Form 8-K filed on May 2, 2006). +

10.2
Third Amendment to Master Contribution Agreement by and between Genius Products, Inc., The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on May 30, 2006 (incorporated by reference from Exhibit 2.4 to the Company’s Form 8-K filed on June 2, 2006). +

10.3
Fourth Amendment to Master Contribution Agreement by and between Genius Products, Inc., The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on June 28, 2006 (incorporated by reference from Exhibit 2.5 to the Company’s Form 8-K filed on June 29, 2006). +

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
      +    Previously filed.

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