Form 10-Q/A
period 2006-09-30
GENIUS PRODUCTS INC
filed 2007-09-26
CIK 1098016

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

EXPLANATORY NOTE

On April 12, 2007, the Audit Committee of the Board of Directors of the Company, acting on a recommendation from the Company’s management, determined that the Company’s unaudited condensed consolidated financial statements as of and for the quarters ended March 31, June 30, and September 30, 2006 should be restated to revise the accounting and related disclosures for net revenues, cost of revenues, gross profit, net loss, basic and diluted loss per common share, accounts receivable, production masters, film library, accrued expenses, and stockholders’ equity. The impact of the restatements on the quarter ended September 30, 2006 is further discussed in Note 2 to the unaudited condensed consolidated financial statements included herein.

This amendment is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q originally filed solely to the extent necessary (i) to reflect the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the period ended September 30, 2006, as described in Note 2 to the unaudited condensed consolidated financial statements, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of filing of this amendment, (iv) to update the certifications required by the Sarbanes-Oxley Act of 2002, and (v) to update the exhibits.

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

These factors include, among other things, increased competitive pressures, including the rise of emerging distribution channels, the risk that certain content providers, including The Weinstein Company®, ESPN®, World Wrestling Entertainment, Inc.® and Discovery Kids™ could terminate Genius Products, LLC's exclusive distribution rights, the anticipated timing and financial performance of new DVD releases including , Scary Movie 4, Lucky Number Slevin, Pulse, Clerks II, Wordplay, Feast, Pulse, Alex Rider: Operation Stormbreaker and changes in the retail DVD and entertainment industries. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K. Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	December 31, 2005	September 30, 2006 Restated (Note 2)
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$30,597	$1,071
Accounts receivable, net of allowance for doubtful accounts of $942 and sales returns of $5,966	2,407	-
Inventories, net	5,568	-
Prepaid expenses	704	110
Notes receivable, related party	750	777
Total current assets	40,026	1,958
Property and equipment, net	396	-
Film library, net of accumulated amortization of $4,027	19,727	-
Notes receivable, related party	1,712	-
Investment in Distributor	-	92,123
Goodwill	14,488	-
Deposits and other	16	-
Total assets	$76,365	$94,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,243	$-
Notes payable	5,379	-
Accrued expenses	3,308	185
Customer deposits	189	-
Debentures payable	51	-
Redeemable common stock	414	-
Total current liabilities	18,584	185
Deferred gain, related party	1,212	-
Deferred tax liability	1,380	14,445
Total liabilities	21,177	14,630
Commitments and contingencies
Stockholders’ equity:
Series W preferred stock, $.0001 par value, 100 shares authorized; 100 shares outstanding	-	-
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized; 60,438,154 and 61,534,357 shares outstanding	6	6
Additional paid-in capital	93,920	101,569
Accumulated deficit	(38,738)	(22,124)
Total stockholders’ equity	55,188	79,451
Total liabilities and stockholders' equity	$76,365	$94,081

See accompanying notes to condensed unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 Restated (Note 3)	2006 Restated (Note 2)	2005 Restated (Note 3)	2006 Restated (Note 2)

Revenues	$10,204	$18,952	$18,159	$159,893
Sales returns, discounts and allowances	(2,050)	(3,937)	(3,537)	(40,882)
Net revenues	8,154	15,015	14,622	119,011
Total cost of revenues	5,786	15,318	14,096	130,870
Gross profit (loss)	2,368	(303)	526	(11,859)
Operating expenses (income):
General and administrative	3,393	4,166	8,988	18,621
Equity in net loss from Distributor	-	63	-	63
Restructuring	2,745	-	2,745	-
Gain on sale, related party	-	-	-	(63)
Total operating expenses	6,138	4,229	11,733	18,621
Loss from operations	(3,771)	(4,531)	(11,208)	(30,480)
Interest expense	(76)	(3)	(159)	(11)
Interest income and other	-	81	-	124
Loss before provision for income taxes	(3,847)	(4,453)	(11,366)	(30,367)
Provision for income taxes	8	8,053	17	6,780
Loss before Extraordinary item	(3,855)	(12,506)	(11,383)	(37,147)
Extraordinary gain	-	53,760	-	53,760
Net income (loss)	$(3,855)	$41,254	$(11,383)	$16,613
Basic EPS
Loss before extraordinary item	$(0.09)	$(0.20)	$(0.30)	$(0.61)
Extraordinary gain	NA	$0.88	NA	$0.88
Net income (loss)	$(0.09)	$0.68	$(0.30)	$0.27
Basic weighted average shares	43,378,990	61,370,448	37,767,552	60,888,488

See accompanying notes to condensed unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2005 Restated (Note 3)	2006 Restated (Note 2)
Cash flows from operating activities:
Net income (loss)	$(11,383)	$16,613
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,797	116
Amortization and impairment of film library	-	12,508
Change in allowance for doubtful accounts and provision for returns	267	17,423
Operating expenses paid by related company	-	181
Change in provision for obsolete inventory	-	3,922
Common stock issued for services	289	-
Extraordinary gain	-	(60,046)
Equity in net income from Distributor	-	(36)
Amortization of warrants issued for services	149	-
Stock compensation expense	1,850	6,447
Interest expense on redeemable common stock	14	-
Deferred tax liability	-	13,065
Changes in assets and liabilities:
(Increase) decrease in Accounts receivable	1,226	(65,331)
(Increase) decrease in Inventories	(980)	(12,360)
(Increase) decrease in Prepaid expenses, notes receivable, deposits and other	(289)	73
(Increase) decrease in Notes receivable	-	206
(Increase) decrease in Film library	(2,753)	(1,456)
(Increase) decrease in Prepaid Royalties	(713)	-
(Increase) decrease in Royalty Advances	-	(2,416)
Increase (decrease) in Accounts payable	(4,877)	(3,827)
Increase (decrease) in Accrued expenses and other	1,515	17,470
Increase (decrease) in Deferred revenue	-	2,494
Increase (decrease) in Remittance to licensor	-	50,992
Net cash used in operating activities	(13,888)	(3,962)
Cash flows from investing activities:
AVM cash, net of expenses paid in cash	341	-
Restricted cash	-	(303)
Investment in Distributor	-	(20,329)
Patents and trademarks	(10)	-
Purchase of property and equipment	(135)	(448)
Net cash provided by (used in) investing activities	196	(21,080)
Cash flows from financing activities:
Payments on notes payable	(2,336)	(5,230)
Payments of offering costs	(834)	-
Proceeds from exercise of options	84	529
Proceeds from exercise of warrants	757	217
Proceeds from issuance of common stock	15,128	-
Net cash provided by (used in) financing activities	12,799	(4,484)
Net decrease in cash and cash equivalents	(893)	(29,526)
Cash and cash equivalents at beginning of period	1,224	30,597
Cash and cash equivalents at end of period	$331	$1,071

Supplemental disclosure of cash flow information:
Warrants issued for offering costs	$1,015	$-
Issuance of common stock for offering costs	350	-
Interest paid	1	-
Taxes paid	1	-

Noncash transactions:
Noncash net asset exchanged for investment in Distributor		$11,851
Write-off of redeemable common stock		414

Warrant holders cashless exercised 139,231 warrants during the quarter ended September 30, 2006.

See accompanying notes to condensed unaudited interim financial statements

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  NATURE OF BUSINESS, THE WEINSTEIN COMPANY TRANSACTION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

THE WEINSTEIN COMPANY TRANSACTION
On July 21, 2006, we completed a transaction (the “Transaction”) with The Weinstein Company LLC (“TWC”) and its affiliates pursuant to which we launched a venture named Genius Products, LLC (the “Distributor”) to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC (the “Closing”). The transaction closed following a special meeting of our stockholders to approve the transaction and related matters. Under the terms of the Transaction, Genius Products, Inc. contributed substantially all of its assets, employees and existing businesses to Genius Products, LLC, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. The venture also operates the former businesses of Genius Products, Inc., including the marketing, sales and distribution for other major branded entertainment content, such as ESPN, NBC News, Sundance Home Entertainment, World Wrestling Entertainment, Inc., Discovery Communications, Inc., Imaginasian, Asia Extreme, Dragon Dynasty and IFC. Genius Products, LLC is owned 70% by TWC’s parent company, The Weinstein Company Holdings LLC, and its first-tier subsidiary, W-G Holding Corp. and 30% by Genius Products, Inc. As a condition to the closing of the transaction with TWC Holdings, we issued 100 shares of Series W Preferred Stock to TWC Holdings and its first-tier subsidiary, W-G Holding Corp. The Series W Preferred Stock provides the holders with significant rights, preferences and powers including described in Note 8 to our financial statements. In addition, as part of the Transaction, Genius Products, Inc. added to its Board of Directors two TWC executives; Larry Madden, Executive Vice President and Chief Financial Officer of TWC, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting of TWC.

Our interest in the Distributor consists of Class G Units representing a 30% membership interest in the Distributor, and the interest of The Weinstein Company Holdings LLC and W-G Holding Corp., consists of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by The Weinstein Company Holdings LLC and W-G Holding Corp. is redeemable, at their option at any time from one year after the Closing, for up to 70% of our outstanding common stock, or with their approval, cash. From December 5, 2005, the date we entered into a Master Contribution Agreement relating to the Transaction through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we first released for TWC in March 2006 in our financial statements. Refer to Note 4 for additional discussion regarding this transaction.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been prepared by us and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

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

Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included in our consolidated balance sheet. As a result, we recorded an asset on our balance sheet related to our investment interest in the Distributor. The Transaction represents a non-monetary exchange of a business controlled by the Company for a non-controlling interest in the Distributor. Accordingly, the amount to be initially recorded for the Company’s investment in the Distributor is partially based on the Company’s fair value as determined by reference to the quoted market prices of the Company’s shares on the close of market on the date of Closing and partially based on the historical basis of the net assets surrendered in the Transaction. On our statement of operations, we have recorded our 30% share of the Distributor’s profit or loss as equity in net earnings (losses) from Distributor. We recorded a gain based on the difference between the fair market value of assets contributed and the net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor. The carrying amount of our investment in the Distributor will subsequently be adjusted to recognize our share of the earnings or losses of the Distributor after the Transaction. Pursuant to Accounting Principles Board Opinion No. 18, we will be required to periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately resulting in an impairment loss.

From December 5, 2005 through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we released for TWC on our financial statements. After Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product are reflected in the financial statements of the Distributor. We have included separate financial statements of the Distributor in an Exhibit following our financial statements.

CONCENTRATIONS OF CREDIT RISK
For the 21-day period ending July 21, 2006, Wal-Mart accounted for 33% of net revenues. At the Closing we transferred all of our accounts receivable assets to the Distributor and there were no accounts receivables balances at September 30, 2006 for Genius Products, Inc (see Exhibit 99.1 Note A for a description of the accounts receivable balances on the Distributor’s balance sheet at September 30, 2006). For the three month period ended September 30, 2005, Wal-Mart and Anderson Merchandisers accounted for 39% and 13% of net revenues, respectively.

For the 202 day period January 1, 2006 to July 21, 2006, Wal-Mart accounted for 38% of net revenues. For the nine month period ended September 30, 2005, Anderson Merchandisers accounted for 13% of net revenues. For the nine month period ended September 30, 2006, this customer accounted for less than 1% of net revenues.

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

STOCK-BASED COMPENSATION
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

INCOME TAXES
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

For the three and nine months ended September 30, 2006, the Company recognized a tax expense of approximately $8.1 million and $6.8 million. The Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to its investment in Genius Products, LLC. The deferred tax liability related to Genius Products, LLC is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis. Based on the Company’s assessment of all available evidence, the Company concluded that it is not more likely than not that its deferred tax assets will be realized. Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of September 30, 2006.

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

RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform to current period presentation.

REVENUE RECOGNITION
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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable;  (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances.  The statement also describes the manner in which it should be initially applied.  The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”). Though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. We implemented SFAS No. 154 in our fiscal year beginning January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial position of results of operations.

In June 2006, the FASB issued Interpretation No. 48,“Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109,“Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which improves financial reporting by requiring an employer to recognize the over or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  This statement amends SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  Upon the initial application of this statement and subsequently, an employer should continue to apply the provisions in SFAS Nos. 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  Early application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans.  Retrospective application of the statement is not permitted.  The Company does not believe that SFAS No. 158 will have a material impact on its financial position, results of operations or cash flows.

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

NOTE 2.  UNAUDITED RESTATEMENT OF QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

On April 12, 2007, we determined that it was necessary to restate our unaudited consolidated financial statements and other financial information as of and for the quarter and nine months ended September 30, 2006. The restatements that we made at that time related to the following corrections of errors:

1. The Company revised the computation of its stock option non-cash compensation expense under the provisions of SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“Stock Option Compensation Expense”), for the three and nine months ended September 30, 2006.

Additionally, the Company revised its computation of Stock Option Compensation Expense in the three and nine months ended September 30, 2006 to properly reflect the accelerated vesting of employee and non-employee awards of stock options which occurred upon the closing of the Transaction as of July 21, 2006. This non-cash adjustment was necessary as the Stock Option Compensation Expense related to the accelerated vesting was initially recorded in the records of the Distributor. For the three and nine months ended September 30, the Company increased stock compensation expense by $4.1 million and $4.4 million, respectively.

2. The Company revised its reported net revenue amounts for the three and nine months ended September 30, 2006 to properly reflect net revenue in the appropriate period. The need for these corrections resulted from cut-offs due to the closing of the Transaction on July 21, 2006 (as opposed to a month-end cut-off date), cut-offs at June 30 and errors in the timing of recognition of invoices and expenses. For the three and nine months ended September 30, the Company decreased its revenue in the amount of $2.0 million and increased its revenue in the amount of $0.3 million, respectively. In addition, the Company identified errors in the treatment of revenue from revenue-sharing agreements and revised its reported net revenue to comply with the provisions of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” The total non-cash adjustments required to decrease revenue and cost of revenue for the three and nine months ended September 30 were $0.3 million and $2.2 million, respectively.

3. The Company revised its advertising and marketing expense to properly expense advertising and marketing related items as incurred and revised participations expense to comply with the provisions of SOP 00-2. The Company decreased advertising and marketing expense by $3.5 and $2.5 million for the three and nine months ended September 30, respectively. For the three and nine months ended September 30, the Company increased participation expense by $2.2 and $1.1 million, respectively.

4. The Company reduced an accrued liability on its balance sheet by approximately $0.4 million to reflect that the Company does not have any obligation associated with redeemable common stock that had been accrued for and disclosed in prior fiscal periods. The redeemable common stock was reclassified to additional paid-in capital.

5. The Company revised its operating results for the fiscal quarter ended June 30, 2006 to account for the impairment of its film library, advances made to participants and physical inventory based upon the Company’s shift in its business from value-priced product to branded content. These non-cash adjustments were necessary to properly reflect the realizability of such assets as of September 30, 2006. The total non-cash adjustments required to decrease film library, advances made to participants and physical inventory as of September 30, 2006 were $11.6 million, $2.2 million and $4.6 million, respectively.

6. The Company increased by $10.0 million the amount it recorded as an extraordinary gain associated with the Transaction as of July 21, 2006, primarily as a result of the restatement item in paragraph five above. This non-cash adjustment is necessary since adjustments that the Company recorded in the fiscal quarters ended March 31 and June 30, 2006 changed the carrying amount of certain assets and liabilities that were contributed to the Distributor.

7. The Company decreased by $1.4 million the amount it recorded for expenses for the three and nine months ended September 30, 2006 to properly allocate certain sales and general and administrative costs between the Company and the Distributor in the period that they were incurred. In addition, the Company revised the amount it recorded for its equity in earnings of the Distributor for the three and nine months ended September 30, 2006, to properly reflect its earnings as a result of adjustments made to the operating results of the Distributor. The total non-cash adjustment required to adjust the Company’s equity in net loss of the Distributor for the three and nine months ended September 30, 2006 was a decrease of $1.8 million.

8. The Company revised its tax provision amounts for the fiscal quarters ended March 31, June 30 and September 30, 2006 to properly reflect its tax provision for these periods.  The need for these corrections resulted from the liability recognized in purchase accounting in connection with the Wellspring acquisition and the Transaction. For the three and nine months ended September 30, the Company increased its tax provision by $13.1 million and $11.8 million, respectively, including amounts attributable to the extraordinary gain.

9. The Company revised the presentation of its advertising and marketing expenses of $6.0 million and $ 22.5 million for the three and nine months ended September 30, 2006 to reclassify these amounts from operating expenses to cost of revenues.

The effects of the restatement on net revenues, cost of revenues, gross profit, provision for taxes, net loss, basic and diluted loss per common share, accounts receivable, film library, accrued expenses, and stockholders’ equity as of and for the three and nine months ended September 30, 2006 are as follows:

(In thousands, except per share amounts)	Three months ended September 30, 2006			Nine months ended September 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
Net revenues	$17,341	$(2,326)	$15,015	$120,937	$(1,926)	$119,011
Cost of revenues	10,400	4,918	15,318	93,787	37,084	130,871
Gross profit (loss)	6,941	(7,244)	(303)	27,149	(39,009)	(11,860)
Provision for income taxes	(107)	8,160	8,053	-	6,780	6,780
Net income	46,965	(5,711)	41,254	37,311	(20,698)	16,613
Income per common share:
Basic			0.67			0.27
Diluted			0.63			0.26
Accounts receivable	-	-	-	-	-	-
Total current assets	1,071	887	1,958	1,071	887	1,958
Film library	-	-	-	-	-	-
Total assets	98,568	(4,487)	94,081	98,568	(4,487)	94,081
Accrued expenses	-	-	-	-	-	-
Total current liabilities	426	(241)	185	426	(241)	185
Stockholders' equity	98,142	(18,691)	79,451	98,142	(18,691)	79,451

NOTE 3.  RESTATEMENT OF QUARTERS ENDED JUNE 30 AND SEPTEMBER 30, 2005

When we completed our Form 10-K for the year ended 2005, we determined that it was necessary to restate our unaudited consolidated financial statements and other financial information at, and for the quarters ended, June 30 and September 30, 2005. The restatement that we made at that time related to the following correction of errors:

1. We revised our theatrical revenue to decrease the amount recognized during the three months September 30, 2005. The total adjustment required to decrease theatrical revenue to its proper amount was $0.3 million for the three months ended September 30, 2005. This adjustment was necessary because we had accrued this amount of revenue for the three months ended June 30, 2005 for film rental earned but not billed during that period and, therefore, overstated theatrical revenue by this amount in the three months ended September 30, 2005. The correct accounting treatment is to reverse this accrual during the three months ended September 30, 2005 to properly state theatrical revenue.

2. We revised our royalty expense to increase the amount recognized during the three month period ended September 30, 2005. The total adjustment required to increase royalty expense to its proper amount was $74,311 for the three month period ended September 30, 2005. This adjustment was necessary because we had recorded this amount as an asset as of September 30, 2005. The correct accounting treatment is to record this amount as royalty expense during the three month period ended September 30, 2005.

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

NOTE 4.  COMPLETION OF THE WEINSTEIN COMPANY TRANSACTION

On July 21, 2006, we completed the Transaction with TWC and its affiliates pursuant to which we launched a venture named Genius Products, LLC, the Distributor, to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC. The transaction closed following a Special Meeting of Stockholders of the Company to approve the transaction and related matters. Under the terms of the Transaction, Genius Products, Inc. contributed substantially all of its assets, employees and existing businesses to Genius Products, LLC, which holds the exclusive U.S. home video distribution rights for filmed entertainment and direct-to-video product of TWC. Genius Products, LLC is owned 70% by TWC’s parent company, The Weinstein Company Holdings LLC, and its first-tier subsidiary, W-G Holding Corp. and 30% by Genius Products, Inc. In addition, as part of the Transaction, Genius Products, Inc. added to its Board of Directors two TWC executives; Larry Madden, Executive Vice President and Chief Financial Officer of TWC, and Irwin Reiter, Executive Vice President of Accounting and Financial Reporting of TWC.

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

The Transaction represents a nonmonetary exchange of a business controlled by Genius Products, Inc. for a non-controlling interest in the Distributor. Accordingly, the amount recorded for our investment in the Distributor was partially based on our fair value as determined by reference to the quoted market prices of our shares on the close of market on the date of Closing and partially based on the historical basis of the net assets surrendered in the Transaction. We recognized a partial gain of $60.0 million.

Our investment in the Distributor was determined as follows:

Total Genius Product, Inc. shares outstanding as of 7/21/2006	61,005,126
Closing share price on 7/21/06	$1.95
Equity market capitalization	118,960
Less cash retained at Genus Products, Inc.	(1,000)

Total consideration	117,960
Ownership interest retained	30%

Genius Products, Inc. - net book value at 7/21/2006	$33,180
Less cash and liabilities retained at Genius Products, Inc.	(1,000)
Adjusted net book value	32,180
Consideration in excess of net book value	85,780
Ownership interest surrendered	70%
Genius Products, Inc's partial gain before taxes	60,046
Less tax provision	(6,286)
Extraordinary gain, net of taxes	53,760

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

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

	Nine Months Ended September 30, 2006
	Historical Restated (Note 2)	Pro Forma Adjustments (1)		Pro Forma

Revenues	159,893	(159,893)			-
Sales returns, discounts and allowances	(40,882)	40,882			-
Net revenues	119,011	(119,011)			-
Total cost of revenues	130,870	(130,870)			-
Gross profit (loss)	(11,859)	11,859			-
Operating expenses (income):
General and administrative	18,621	(18,621)			-
Equity in net loss (income) from Distributor	63	(10,862)			(10,799)
Gain on sale, related party	(63)	63			-
Total operating expenses	18,621	(29,420)			(10,799)
(Loss) income from operations	(30,480)	41,279			10,799
Interest expense	(11)	11			-
Interest income and other	124	(124)			-
(Loss) income before provision for income taxes	(30,367)	41,167			10,799
Provision for income taxes	6,780	(6,780)			-
(Loss) income before extraordinary item	(37,147)	47,946			10,799
Extraordinary gain	53,760	(53,760)			-
Net income (loss)	$16,613	$(5,814	)(2)		$10,799
Basic EPS
Loss before extraordinary item	$(0.61)	$0.79		$	NA
Extraordinary gain	$0.88	$(0.88)		$	NA
Net income (loss)	$0.27	$(0.09)			$(0.18)
Basic weighted average shares	60,888,488	60,888,488			60,888,488

Diluted EPS Loss before extraordinary item	$(0.57)	$0.74	$	NA
Extraordinary gain	$0.83	$(0.83)	$	NA
Net income (loss)	$0.26	$(0.09)		$(0.17)
Diluted weighted average shares	65,013,918	65,013,918		65,013,918

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

NOTE 5.  INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included in our balance sheet. As a result, we recorded an asset on our balance sheet related to our investment interest in the Distributor. The financial statements, related footnotes and management’s discussion and analysis for the Distributor are shown in Exhibit 99.1 which includes the unaudited balance sheet as of September 30, 2006, the unaudited statement of operations and unaudited statement of cash flows for the period July 22, 2006 to September 30, 2006.

Summaries of the statement of operations for the Distributor and a computation of equity in net loss of the Distributor for the period from July 22, 2006 through September 30, 2006 are shown below.

GENIUS PRODUCTS LLC
SUPPLEMENTAL UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD JULY 22, 2006 THROUGH SEPTEMBER 30, 2006

Revenues, net of sales, returns, discounts and allowances of $31,054	$80,047
Total cost of revenues	78,843
Gross profit	1,204
Total operating expenses	218
Income from operations	986
Interest and other income	165
Net income	$1,149

Our equity in net income of the Distributor is adjusted each period for basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

Genius Products, Inc. 30% share of net income from the Distributor	$345
Adjustments for basis differences	(309)
Charge for stock compensation for Distributor employees	(99)
Equity in net loss from Distributor	$(63)

NOTE 6.  SUPPLEMENTAL UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION FOR GENIUS PRODUCTS, INC.

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

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED PRO FORMA BALANCE SHEET
AS OF SEPTEMBER 30, 2006

	Genius Products, Inc. Restated (Note 2) (1)	Distributor (2)	Pro Forma Adjustments (3)		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$1,071	$21,445	$-		$22,516
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,550 and $29,371	-	97,848	-		97,848
Inventories, net	-	9,669	-		9,669
Prepaid expenses	110	991	-		1,101
Notes receivable	777	(777)	-		-
Total current assets	1,958	129,176	-		131,134
Restricted cash	-	306	-		306
Property and equipment, net	-	856	-		856
Vendor advances	-	6,339	-		6,339
Film library, net of accumulated amortization of $18,090	-	7,779	-		7,779
Notes receivable, related party	-	1,595	-		1,595
Investment in Distributor	92,123	-	(92,123)		-
Intangible assets	-	17,063			17,063
Goodwill	-	84,982	(84,982)	(4)	-
Deposits and other	-	211	-		211
Total assets	$94,081	$248,307	$(177,105)		$165,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$15,827	$-		$15,827
Notes payable	-	200	-		200
Remittance to licensor	-	86,048	-		86,048
Accrued expenses	185	24,405	-		24,590
Deferred revenue	-	1,974	-		1,974
Redeemable common stock	-	-	-		-
Total current liabilities	185	128,454	-		128,639
Deferred gain, related party, net of current portion	-	1,207	-		1,207
Deferred tax liability	14,445	-	(6,285)		8,160
Total liabilities	14,630	129,661	(6,285)		138,006
Stockholders’ equity:
Series W preferred stock, $.0001 par value; 100 shares authorized; 100 shares outstanding	-	-	-		-
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-	-		-
Common stock, $.0001 par value; 300,000,000 shares authorized; 61,534,357 shares outstanding	6	-	-		6
Member's equity		118,646	(118,646)		-
Additional paid-in capital	101,569	-	-		101,569
Accumulated deficit	(22,124)	-	(52,147)		(74,271)
Total stockholders’ equity	79,451	118,646	(170,820)		27,277
Total liabilities and stockholders' equity	$94,081	$248,307	$(177,105)		$165,283

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006

	Genius Products, Inc. (5)	Distributor (6)	Pro Forma Adjustments (7)		Pro Forma
Revenues	18,952	111,101	-		130,053
Sales returns, discounts and allowances	(3,937)	(31,054)	-		(34,991)
Net revenues	15,015	80,047	-		95,062
Total cost of revenues	15,318	78,843	-		94,161
Gross profit (loss)	(303)	1,204	-		901
Operating expenses (income):
General and administrative	4,165	242	(1,524	)(8)	2,884
Equity in net loss from Distributor	63	-	(63)
Gain on sale, related party	-	(24)	-	(9)	(24)
Total operating expenses	4,228	218	(1,586)		2,860
Income (loss) from operations	(4,531)	986	1,586		(1,959)
Interest expense	(3)	(2)	-		(5)
Interest income and other	81	165	-		246
Income (loss) before provision for income tax	(4,453)	1,149	1,586		(1,718)
Provision for income tax	8,053	-	-		8,053
Income (loss) before extraordinary item	(12,506)	1,149	1,586		(9,771)
Extraordinary gain	53,760	-	(53,760)		-
Net income (loss)	$41,254	$1,149	$(52,174)		$(9,771)
Basic EPS
Income (loss) before extraordinary item	$(0.20)	NA	0.10		$(0.05)
Extraordinary gain	0.88	NA	.38		NA
Net income (loss)	$0.67	NA	.36		$(0.04)
Basic weighted average shares	61,370,448	NA	143,155,917		204,526,365
Diluted EPS
Income (loss) before extraordinary item	NA	NA	NA		NA
Extraordinary gain	$0.82	NA	NA		NA
Net income (loss)	$0.63	NA	NA		NA
Diluted weighted average shares	65,495,878	NA	152,781,921	(10)	218,277,799

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006

	Genius Products, Inc. (5)		Distributor (6)	Pro Forma Adjustments (7)		Pro Forma
Revenues		159,893	111,101	-		270,994
Sales returns, discounts and allowances		(40,882)	(31,054)	-		(71,936)
Net revenues		119,011	80,047	-		199,058
Total cost of revenues		130,870	78,843	-		209,714
Gross profit (loss)		(11,859)	1,204	-		(10,655)
Operating expenses (income):
General and administrative		18,621	242	(2,528)	(8)	16,335
Equity in net loss from Distributor		63	-	(63)		-
Gain on sale, related party		(63)	(24)	-	(9)	(87)
Total operating expenses		18,621	216	(2,590)		16, 248
Income (loss) from operations		(30,480)	986	2,590		(26,903)
Interest expense		(11)	(2)	-		(13)
Interest income and other		124	165	-		289
Income (loss) before provision for income taxes		(30,367)	1,149	2,590		(26,628)
Provision for income taxes		6,780	-	-		6,780
Income (loss) before extraordinary item		(37,147)	1,149	2,590		(33,407)
Extraordinary gain		53,760	-	(53,760)		-
Net income (loss)		$16,613	$1,149	$(51,170)		$(33,407)
Basic EPS
Income (loss) before extraordinary item		$(0.61)	NA	0.02		$(0.16)
Extraordinary item		$0.88	NA	NA		$-
Net income (loss)		$0.27	NA	NA		$(0.16)
Basic weighted average shares		60,888,488	NA	142,053,117		202,941,606
Diluted EPS
Income (loss) before extraordinary item	$	NA	NA	NA		NA
Extraordinary item		$0.83	NA	NA		NA
Net income (loss)		$0.26	NA	NA		NA
Diluted weighted average shares		65,013,918	NA	151,679,121	(10)	216,693,040

Notes to Supplemental Unaudited Pro Forma Consolidated Financial Information

(1)	Represents the Genius Products, Inc. unaudited balance sheet as of September 30, 2006.

(2)	Represents the Distributor unaudited balance sheet as of September 30, 2006.

(3)	Represents the consolidation of Genius Products, Inc. and the Distributor as if TWC exercised its right to convert its interest into the common equity of Genius Products, Inc.

(4)	Represents the goodwill for the transaction.

(5)	Represents the Genius Products, Inc. unaudited statement of operations for the three and nine months ended September 30, 2006.

(6)	Represents the Distributor unaudited statement of operations for the 71 days ended September 30, 2006 giving effect to the Transaction as closing on July 21, 2006.

(7)	Represents the adjustment to consolidate the pro forma Genius Products, Inc. and Distributor statement of operations for the three and nine months ended September 30, 2006.

(8)	Represents the adjustment to eliminate intangible asset amortization related to the transaction.

(9)	Represents the adjustment to eliminate the earnings from investee.

(10)	Represents the additional shares to be issued to TWC upon conversion of their interest in the Distributor into the common equity of Genius Products, Inc.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

FALCON PICTURE GROUP MATTER
In October 2005, we commenced litigation against Falcon Picture Group, LLC (“Falcon”) in the Superior Court of San Diego County, Case No. GIN047884 seeking damages of $975,000 arising out of Falcon's breach of the license agreement. In October 2005, Falcon commenced litigation against the Company in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that the Company breached the terms of a license agreement by refusing to pay certain royalties to which Falcon supposedly was entitled. Falcon seeks a damages award of approximately $83,332 subject to proof at trial. Falcon further alleges that as a result of the Company’s purported default under the license agreement, Falcon is entitled to judgment declaring the license agreement to have been lawfully terminated. The Company has dismissed its San Diego action against Falcon in favor of refiling the same action against Falcon and its owner, Carl Amari, as a counterclaim in the Illinois Action.  The counterclaim was filed in the Illinois Action on July 12, 2006.  The Company is vigorously defending against the allegations thereof and seeking recovery of damages.

NOTE 8.  STOCKHOLDERS' EQUITY

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

During the three months ended September 30, 2005, we committed to issue shares totaling $117,250 related to recruiting expenses incurred during the quarter. As of September 30, 2005, 30,000 common shares were committed related to the exercise of warrants. During the nine months ended September 30, 2006, we issued 348,703 common shares related to the exercise of warrants for proceeds of $0.2 million. 139,231 of these warrants were cashless exercises. Additionally, during the nine months ended September 30, 2006, we issued 737,500 common shares related to the exercise of options for proceeds of $0.6 million. During the nine months ended September 30, 2006, we issued 10,000 common shares for services rendered.

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

4. Protective Provisions. The holders of Series W Preferred Stock have special protective provisions under our Charter. These protective provisions provide that the Company may not, without the approval of the holders of at least a majority of the Series W Preferred Stock, take certain important actions, including without limitation the following: (i) create or assume any indebtedness or liability, or provide any indirect financial assistance, or assume any mortgage, charge or other encumbrance on any property; (ii) sell, lease, exchange or dispose of, by any means, property or assets having a value in excess of $100,000; (iii) enter into or effect any conversion, consolidation or merger; (iv) take any action to liquidate or dissolve Genius Products; (v) engage, remove or replace the Company’s independent auditors; (vi) guarantee the liabilities or debts of any person other than a subsidiary; (vii) declare or make any dividends or distributions, except dividends or distributions payable solely to holders of common stock; (viii) appoint or remove the Company’s CEO, COO, CFO, or any other executive level officer or employee of the Company, or any other employee whose base compensation is in excess of $150,000 per year; (ix) change the size of our board of directors; (x) approve the annual or quarterly budget for the Company or the Distributor, or vary more than 10% from the amount budgeted for any material line item therein; (xi) engage in any debt or equity financing, refinancing, recapitalization or other capital raising transaction; (xii) approve or enter into any contracts, agreements, understandings or arrangements outside the ordinary course or providing for payments by or to the Company or any of its subsidiaries of obligations in excess of $100,000 per year; (xiii) commence or settle any litigation; (xiv) license any item of product outside the ordinary course or on terms other than fair market value; (xv) approve or adopt any material employee compensation plan or arrangement; (xvi) create any subsidiaries other than the Distributor; (xvii) amend our Charter or bylaws; or (xviii) authorize or issue any shares of capital stock or convertible instruments, with certain exceptions.

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

D. Conversion. The Series W Preferred Stock will not be convertible into any other class of stock of the Company.

WARRANTS

A summary of warrant activity follows:

	Warrants Outstanding	Weighted Average Exercise Price
December 31, 2005	16,228,915	$2.15
Exercised	(900,470)	$1.36
Canceled	-	$-
Total	15,328,445	$2.19
Warrants exercisable September 30, 2006	15,328,445	$2.19

The following table summarizes significant ranges of outstanding and exercisable warrants as of September 30, 2006.

	Warrants outstanding	Average remaining life	Weighted average exercise price warrants outstanding	Warrants exercisable	Weighted average exercise price warrants exercisable
Under $1.50	3,518,868	1.3	$1.17	3,518,868	$1.17
$1.50 - $1.99	447,398	3.9	1.83	447,398	1.83
$2.00 - $2.99	9,715,179	3.6	2.44	9,715,179	2.44
$3.00 - $3.99	1,647,000	2.5	3.00	1,647,000	3.00
	15,328,445	3.0	$2.19	15,328,445	$2.19

PRIVATE PLACEMENTS

In May 2005, we entered into a securities purchase agreement with certain institutional investors related to the private placement of 3,000,000 shares of our common stock and five-year warrants to purchase 270,000 shares of our common stock at an exercise price of $2.56 per share. The transaction closed on May 20, 2005, and we realized gross proceeds of $5.25 million from the financing before deducting commissions and other expenses. The fair value of the warrants was classified as equity in 2005 in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”).

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

NOTE 9.  STOCK-BASED COMPENSATION

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

We have adopted several stock option plans, all of which have been approved by our stockholders, that authorize the granting of options to purchase our common shares subject to certain conditions. At September 30, 2006, we had reserved 21.8 million of our common shares for issuance of share-based compensation awards under our stock option plans. At September 30, 2006, we have granted 9.4 million share-based compensation awards outside of our stock option plan. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

We issued 3,569,929 options during the first nine months of 2006. The amount of share-based compensation expense recognized in the three months ended September 30, 2006 and nine months ended September 30, 2006 is based on options issued prior to January 1, 2006 and issued during the first nine months of 2006, and ultimately expected to vest, and it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense recognized for the three and nine months ended September 30, 2006, was $4.3 million and $6.4 million, respectively. For the three and nine months ended September 30, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements. A total of $0.1 million of share based compensation expense was recorded as compensation expense in the statement of operations for the Distributor for the 72 days ending September 30, 2006. This change was reflected as an increase in the Investment in Distributor and for Genius Products, Inc. Management assessed the likelihood that deferred tax assets realization relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a 100% valuation allowance was required due to uncertainty as to the recoverability of these items.

During the nine months ended September 30, 2006 and 2005, we received proceeds of $0.6 million and $0.08 million, respectively, related to the exercise of options.

We estimated share-based compensation expense using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Risk free interest rate	4.7%	4.9%
Expected dividend yield	-	-
Expected volatility	54.8%	58.1%
Expected life (in years)	5.7	5.8

A summary of the changes in our stock option plan during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
December 31, 2005	18,722,883	$1.79
Granted	3,569,929	$1.91
Exercised	(697,500)	$0.84
Canceled	(1,028,500)	$2.06
Options outstanding at September 30, 2006	20,566,812	$1.83	7.5	$37,610,710
Vested at September 30, 2006	20,566,812	$1.83	7.5	$37,610,710
Options exercisable, September 30, 2006	15,119,547	$1.78	6.9	$26,905,946

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

The effects of the potentially dilutive securities (options and warrants that are outstanding) were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2006 and 2005, since to do so would have been anti-dilutive.

NOTE 11.  SUBSEQUENT EVENTS

On October 17, 2006 Genius Products, LLC announced that it had entered into a multi-year agreement with World Wrestling Entertainment, Inc. (WWE®), to be the exclusive home entertainment distributor of all WWE® DVD titles, effective November 1, 2006. Under the terms of the multi-year agreement, Genius Products, LLC will be the exclusive U.S. distributor for all WWE® DVDs. New releases will include content from WWE’s 90,000-hour video library, the largest of its kind in the world, featuring content from RAW®, SmackDown!® and ECW® (Extreme Championship Wrestling™), pay-per-view events, including WrestleMania, and past and present Superstar profiles, among others. Genius Products, LLC assumes distribution for WWE®’s titles on November 1, 2006. The first title to be distributed features one of WWE®’s greatest legends, BORN TO CONTROVERSY: THE RODDY PIPER™ STORY (November 14, 2006, street date). This will be followed by THE SPECTACULAR LEGACY OF THE AWA® (November 21, 2006, street date) and the RAW brand’s pay-per-view, WWE CYBER SUNDAY™ 2006 (December 5, 2006, street date). Genius Products, LLC will release a minimum of 25 new titles in 2007, with additional plans to exploit WWE®’s DVD catalog of more than 100 titles. In 2006, 10 of WWE®’s DVD releases achieved the No. 1 position on the Sports DVD charts, according to Nielsen VideoScan. WRESTLEMANIA® 22 debuted at No. 5 among all DVD releases in the U.S. and is now the No. 1 best-selling WWE® DVD of all-time. Home entertainment revenue accounted for $42 million, or 10 percent, of WWE®’s revenues for fiscal year 2006, more than double from the prior fiscal year.

On October 18, 2006, Genius Products, LLC announced that it had entered into a multi-year agreement with ImaginAsian Entertainment, Inc. to be the exclusive home entertainment distributor for ImaginAsian's expanding portfolio of Asian-genre motion pictures and television programs. ImaginAsian Entertainment, Inc., a multimedia company, through its multiple platforms, seeks to reach the major sub-segments of the Asian American community with entertainment, news and information. This community is one of the fastest growing, most economically influential ethnic populations in the U.S. Under the five year agreement, Genius Products, LLC has acquired the rights to distribute DVDs in North America under the ImaginAsian Home Video banner.

On October 26, 2006, Genius Products, LLC announced that it had entered into an agreement with Discovery Communications, Inc. (DCI) to be the exclusive home entertainment distributor of Discovery Kids programming. Under the terms of the multi-year agreement, which marks Discovery Kids’ first ever home entertainment distribution agreement, Genius Products, LLC will be the exclusive distributor in the U.S. for Discovery Kids branded television properties, including content from the Ready Set Learn!™ block on TLC and Discovery Kids Channel. Genius Products, LLC plans a rollout of the Discovery Kids properties beginning in February 2007, delivering a minimum of 16 titles per year. Properties for release on DVD include Kenny the Shark, Tutenstein and Flight 29 Down, as seen on the Discovery Kids Channel and Paz and Save-Ums from Ready Set Learn!™, the preschool block that airs on TLC and Discovery Kids Channel. Home video release dates for the Discovery Kids titles will be announced on an ongoing basis.

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

We, through the Distributor, are a leading independent home-entertainment distribution company that produces, licenses and distributes an expanding library of motion pictures, television programming, family, lifestyle and trend entertainment on DVD and other emerging platforms. The Distributor primarily focuses on five core content areas that include major theatrical film, sports, lifestyle, family/faith and independent film. The Distributor handles the distribution, marketing and sales for such brands as Asia Extreme™, Baby Genius®, Dimension Films, Dragon Dynasty™, Discovery Communications, Inc., ESPN®, IFC®, Imaginasian, NBC News®, Sundance Channel Home Entertainment® The Weinstein Company® and Wellspring™ and World Wrestling Entertainment, Inc. ®

The Distributor sells proprietary content, license content from third parties for sale and distributes content for third parties for a fee. The Distributor currently has the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by The Weinstein Company (“TWC”), a new film company created by Robert and Harvey Weinstein (as discussed below), as well as ESPN, Discovery Communications and World Wrestling Entertainment®. The Distributor has released the following TWC titles on DVD: (i)  Derailed , starring Jennifer Aniston and Clive Owen on March 21; (ii)  Wolf Creek , an Australian horror film, on April 11; (iii)  Mrs. Henderson Presents , starring Judi Dench and Bob Hoskins, on April 18; (iv)  Hoodwinked , an updated retelling of the classic story of Red Riding Hood with the voices of Anne Hathaway, Glenn Close and Jim Belushi, on May 2; (v) Doogal with the voices of Whoopi Goldberg, Jimmy Fallon, William H. Macy and Jon Stewart, on May 16; (vi) Transamerica , starring Felicity Huffman, winner of the Golden Globe Award for best actress, on May 23; (vii) The Libertine , starring Johnny Depp and The Matador , starring Pierce Brosnan on July 4; (viii) Scary Movie 4, directed by David Zucker , on August 15; and (ix)   Lucky Number Slevin, starring Bruce Willis on September 12. Upcoming releases include Feast, produced by Wes Craven, Ben Affleck and Matt Damon, Clerks II, directed by Kevin Smith. The Distributor will also release content on DVD for Rainbow Media and the Independent Film Channel or IFC.

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

Licensed Brands and Trademarks	Selected Owned or Licensed Content	Licensed Music Brands

Bazooka®	Berliner Film Company	Ansel Adams
Genius Entertainment®	J Horror Library (through Horizon	Baby Genius® *
Entertainment and Pony Canyon Inc.)
Hollywood Classics™	Jillian Michaels	Beatrix Potter™
IFILM®	NBC News Presents	Curious George®
National Lampoon®	Wellspring Library	Guess How Much I Love You™
Sundance Channel Home Entertainment™		Jay Jay the Jet Plane
	Selected Distributed Content	Kid Genius® *
	Amity Entertainment	My Little Pony®
	Brandissimo!	Paddington Bear™
	Bauer Martinez Entertainment	Raggedy Ann and Andy™
	Classic Media	Rainbow Fish™
	Discovery Communications	Spot the Dog™
	Grodfilms	The Little Tikes® *
	IFC®	The Snowman™
	ImaginAsian	Tonka®
	Legend Films Library	Wee Worship™ *
Liberation Entertainment Library
Pacific Entertainment
Peace Arch Entertainment
Porchlight Entertainment
Seven Arts
Tartan Video USA
ESPN®
The Weinstein Company®
World Wrestling Entertainment®

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

Our interest in the Distributor consists of Class G Units representing a 30% membership interest in the Distributor, and the interest of The Weinstein Company Holdings LLC and W-G Holding Corp. consists of Class W Units representing a 70% membership interest in the Distributor. The 70% interest in the Distributor held by TWC and its affiliates is redeemable, at their option at any time from one year after the Closing, for up to 70% of the outstanding common stock of Genius Products, Inc., or with their approval, cash. From December 5, 2005, the date we entered into a Master Contribution Agreement relating to the transaction with TWC through the Closing, we operated under an interim distribution agreement with TWC and recorded the results from titles we first released for TWC commencing in March 2006 through the second quarter of 2006 in our financial statements.

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

We recognized a partial gain on sale of $60.0 million before taxes representing the excess of total consideration less net assets transferred in the transaction. The taxes related to the partial gain recognized were offset by our existing deferred tax assets.

Sale of Baby Genius: On December 31, 2005, pursuant to an Asset Purchase Agreement, as amended (the “Asset Purchase Agreement”) with Klaus Moeller, who was our founder and formerly our CEO, and later Pacific Entertainment, Inc., we sold to Pacific Entertainment all of our rights, title and interest in and to the following assets (the “Assets”), subject to the terms, conditions and limitations set forth in the Asset Purchase Agreement:

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

In conjunction with this transaction we recorded a gain on sale in the amount of $1,351,710, a note receivable in the amount of $1,712,353 representing the present value of a $2 million secured promissory note that we received in this transaction and a deferred gain of $1,212,353. We will recognize the deferred gain based upon the relative percentage of revenue we generate in each period relative to the total revenue expected to be generated over the term of the distribution agreement. During the three and nine months ended September 30, 2006, we recognized $0 and $63,446 of this gain, respectively. We have received payment in full for the secured promissory note, due on January 30, 2006, in the amount of $750,000, plus interest.

Recent Events

On July 7, 2006 we entered into an Output Distribution Agreement (the “Distribution Agreement”) with ESPN Enterprises, Inc. (“ESPN”) whereby ESPN granted to the Company, among other things and subject to the terms and conditions set forth in the Distribution Agreement, the rights to be the exclusive videogram distributor of all audiovisual productions released by ESPN during the term of the Distribution Agreement in the United States and Canada.

The initial term of the Distribution Agreement commenced on July 7, 2006 and continues, subject to the terms of the Distribution Agreement, through and including December 31, 2011 (the “Term”). Commencing immediately at the end of the Term, the Company shall have an additional six month period as a non-exclusive sell-off period for videograms, during which time the Company will have the right to continue to market, distribute and account for all videograms remaining in the Company’s inventory at the end of the Term. Subject to the terms of the Distribution Agreement, the Company shall pay ESPN a minimum guarantee of $4,500,000 in each of five Sales Periods (as defined in the Distribution Agreement) during the Term. The Company will receive a distribution fee which shall be computed in accordance with the terms of the Distribution Agreement. On July 21, 2006, the rights and obligations under the terms of Distribution Agreement were assigned to Genius Products, LLC.

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

As previously disclosed on a Current Report on Form 8-K filed by the Company on December 9, 2005 (the “Prior Report”), the Company entered into an amendment to the employment agreement with its President and Chief Executive Officer, Trevor Drinkwater, dated December 5, 2005 (the “First Amendment”). The effectiveness of the First Amendment was conditioned upon the closing of the Transaction, which occurred on July 21, 2006. The First Amendment was attached as Exhibit 99.1 to the Prior Report.

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

THE FOLLOWING CRITICAL ACCOUNTING POLICIES APPLY ONLY TO GENIUS PRODUCTS, INC.

INVESTMENT IN DISTRIBUTOR. The amount to be initially recorded for our investment in the Distributor is partially based on our fair value as determined by reference to the quoted market prices of the Company’s common stock on the close of market on the date of Closing and partially based on the historical basis of the net assets surrendered in the Transaction. The carrying amount of our investment in the Distributor is adjusted to recognize our share of the earnings or losses of the Distributor after the Transaction. Pursuant to Accounting Principles Board Opinion No. 18, we will be required to periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately resulting in an impairment loss.

INCOME TAXES

For the three and nine months ended September 30, 2006, the Company recognized a tax expense of approximately $8.1 million and $6.8 million. The Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to its investment in Genius Products, LLC. The deferred tax liability related to Genius Products, LLC is not offset against the deferred tax assets as the reversal period for this amount is not to be determinable on a more likely than not basis. Based on the Company’s assessment of all available evidence, the Company concluded that it is not more likely than not that is deferred tax assets will not be realized. Management will continue to monitor the future recoverability of the tax assets which have a full valuation allowance as of September 30, 2006.

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

RESULTS OF OPERATIONS OF GENIUS PRODUCTS, INC.

The discussions in this section reflect our operations for the 21 and 202 day periods ending July 21, 2006, the periods prior to the Closing. For the 71-day period from July 22 through September 30 (post Closing), we account for our investment in the Distributor on our financial statements using the equity method of accounting. Under the equity method of accounting, only our investment in and amounts due to and from the Distributor are included in our consolidated balance sheet. On our statement of operations, we recorded our 30% share of the Distributor's profit or loss as equity in net earnings (losses) from Distributor. After the Closing, substantially all of our revenue and expenses as well as the results from releasing TWC product are reflected in the financial statements of the Distributor. We did not compare the results of operations for the 21-day period ending July 21, 2006 with the three and nine months ended September 30, 2005 due to the fact that the time periods involved are not comparable, and the prior year periods consisted entirely of non-TWC product.

Revenues:

Revenues for the 21 days ending July 21, 2006 were primarily composed of sales of The Weinstein Company (“TWC”) titles, The Matador and The Libertine, sales of branded and proprietary products including branded classic movies and television shows on DVD as well as non-branded classic movies and television shows on DVD, and Wellspring titles from AVMC.

Theatrical revenues, representing film rentals by our theatrical division; audio revenues, representing Baby Genius, Kid Genius, licensed music CDs, interactive music programs, non-branded and value music products sold at an entry level price point at retail; and royalties, licensing and other revenues from Wellspring Media, Inc. and the license of our Baby Genius brand name; which together aggregated approximately 20% and 25% of gross revenues for the three and nine months ended September 30, 2005, were immaterial for the three and nine months ended September 30, 2006.

Total gross revenues for the 21 and 202 days ended July 21, 2006 were $19.0 million and $159.9 million, respectively.

Sales returns, discounts and allowances were $3.9 million and $40.9 million for the 21 and 202 days ended July 21, 2006. This resulted primarily from the increase in sales from the video release of TWC's The Matador and The Libertine. The provision for sales returns and allowances is calculated in accordance with historical averages and industry changes, but may vary in the future based on customer and product mix.

Net revenues for the 21 and 202 days ended July 21, 2006 were $15.0 million and $119.0 million, respectively.

Costs and expense:

Cost of Revenues:

Cost of revenues consists primarily of the cost of products sold to customers, packaging and shipping costs, advertising and marketing, amortization of film library, participations and royalties paid on sales of licensed products. Cost of revenues increased as a result of sales growth associated with TWC titles. We include amounts due to TWC in cost of revenues. Under our distribution agreement with TWC, we record amounts due to TWC based upon net revenues we receive from sales of TWC titles released on DVD (net of reserves and allowances), deduct our distribution fee, deduct cost of goods sold (including manufacturing expenses), deduct certain marketing expenses, and record the remaining balance as a remittance to licensor under cost of goods sold.

Operating Expense:

General and administrative expenses were $4.2 million and $18.6 million during the 21 and 202 days ending July 21, 2006. General and administrative expenses primarily relate to payroll, rent, and transaction costs. Investment banking, audit and legal fees of $1.4 million and $4.2 million for the 21 and 202 days ending July 21, 2006, respectively related to the Closing of the Transaction with The Weinstein Company. General and administrative also includes warrants and options expense associated with compensation to certain employees and outside consultants of $4.2 million and $6.3 million during for the 21 and 202 days ending July 21, 2006. General and administrative expenses were 27.7% and 15.6% of net revenues for the 21 and 202 days ending July 21, 2006.

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

In conjunction with this transaction we recorded a gain on sale in the amount of $1.4 million and recorded a note receivable in the amount of $1.7 million representing the present value of a $2 million secured promissory note that we received in this transaction and a deferred gain of $1.2 million. We have subsequently received payment in full of the secured promissory note, due on January 30, 2006, in the amount of $0.8 million, plus interest. We will recognize the deferred gain based upon the relative percentage of revenue we generate in each period relative to the total revenue expected to be generated over the term of the distribution agreement. For the 21 and 202 days ending July 21, 2006, we recognized a gain of zero and $0.06 million, respectively relating to the deferred gain of $1.2 million at December 31, 2005.

We had interest income of $0.1 million and $0.1 million during 21 and 202 days ending July 21, 2006, respectively. We had interest expense of zero and zero during the 21 and 202 days ending July 21, 2006. Interest income related interest earned on outstanding cash balances.

We had income tax expense of $8.1 million and $6.8 million for the 21 and 202 days ending July 21, 2006.

As result of the foregoing, the net loss before extraordinary gain was $12.5 million and $37.1 million during the 21 and 202 days ending July 21, 2006.

Equity in net earnings (losses) from Distributor

During the 71-day period from July 22 through September 30, the Company’s 30% interest in the net income of the Distributor was $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the nine months ending September 30, 2006 was $4.0 million, primarily due to increases in accounts receivable, inventories, a decrease in accounts payable and the additions to our film library offset by increases in accrued expenses, remittance to licensor, allowance for doubtful accounts and provision for returns, and net income of $16.6 million. These changes are primarily related to the release of TWC titles. The increase in accounts receivable relates primarily to sales of Derailed, Mrs. Henderson Presents, Transamerica, Wolf Creek, Hoodwinked, Doogal, The Matador, The Libertine, Scary Movie 4 and Lucky Number Slevin during the nine months ending September 30, 2006. The increase in accrued expenses and inventories primarily relate to invoices received but not paid for the production of inventory and sales and marketing expenses for Scary Movie 4 and Lucky Number Slevin. The remittance to licensor primarily represents the amount owed to TWC after deducting the related cost of sales, marketing costs, and our distribution fee from net sales of TWC titles during the nine months ended September 30, 2006. Under the terms of the distribution agreement, we are required to pay TWC after collection of receipts, the amount of which is determined by net revenue, which as of September 30, 2006 had not been collected. However, prior to July 21, 2006, we bore the risk of accounts receivable collections. Allowance for doubtful accounts and provision for returns increased primarily as a result of reserves for returns related to the release of TWC titles. For the nine months ended September 30, 2005, net cash used in operations was $13.9 million, driven primarily by the net loss of $11.4 million, the increase in the development of our library, the decrease in accounts payable, offset by a decrease in accounts receivable. On July 21, 2006, we contributed substantially all of our assets and liabilities to the Distributor. These assets and liabilities are reflected on the balance sheet of the Distributor at September 30, 2006.

Net cash used in investing activities for the nine months ending September 30, 2006, was $21.1 million, primarily attributed to the investment in distributor. For the nine months ending September 30, 2005, net provided by investing activities was $0.2 million.

Cash used in financing activities for the nine months ending September 30, 2006 was $4.5 million, principally resulting from the repayment of $5.2 million in notes payable. Cash provided by financing activities for the nine months ended September 30, 2005 was $12.8 million, resulting from the issuance of common stock for proceeds of $15.2 million, proceeds from the exercise of warrants and common stock, offset by the repayment of short-term debt of $2.3 million and the payment of offering costs of $0.8 million.

At September 30, 2006, Genius Products, LLC had cash balances of $21.4 million. We feel that we have sufficient liquidity to fund our operations through the remainder of 2006. However, we may consider additional issuance of equity and debt financing to fund future growth opportunities. Although we believe that the Distributor’s expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2006, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control. Although we own 30% of Genius Products, LLC, the Distributor, we only have access to the cash on the Distributor’s balance sheet to the extent that we agree with our partner, TWC, to make a distribution to us.

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

Proposal	Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
1 - Contribution of assets pursuant to Master Contribution Agreement	40,702,755	62,872	56,842	0
2 - Amendment and restatement of Certificate of Incorporation (“Charter”)	17,907,056	0	0	0
2A - Charter provision restricting our acts or activities	22,718,969	140,052	56,392	0
2B - Increase in our authorized shares of common stock to 300,000,000 shares	22,735,763	122,925	56,725	0
2C - Authorization of Series W Preferred Stock	22,742,713	106,188	66,512	0
2D - Modification of the rights, preferences and powers of our Common Stock	22,750,966	98,372	66,075	0
2E - Charter provision by which we elect out of Delaware law restricting business combinations with interested stockholders	22,759,813	86,525	69,075	0
2F - Charter provision by which we renounce an interest or expectancy in, or in being offered the opportunity to participate in, corporate opportunities engaged in by TWC (including its affiliates and related persons)	22,635,761	185,027	94,625	0
3 - Amendment and restatement of 2004 Stock Incentive Plan to (i) increase shares available for issuance from 7,500,000 shares to 13,500,000 shares and (ii) prohibit option repricings under the Plan without receipt of stockholder approval	40,179,486	529,858	113,125	0
4 - Adjournments of the Special Meeting, if necessary, to permit further solicitation of proxies	37,340,109	3,426,285	56,075	0

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, dated July 21, 2006. +
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registrant’s Form 10-KSB filed on March 31, 2005). +
10.1
Form of Amended and Restated Limited Liability Company Agreement of Genius Products, LLC, dated July 21, 2006 (incorporated by reference from Appendix C to the Registrant’s Definitive Proxy Statement filed on June 29, 2006). +

10.2
Form of Distribution Agreement, dated July 17, 2006, by and between Genius Products, LLC and The Weinstein Company LLC (incorporated by reference from Appendix D to the Registrant’s Definitive Proxy Statement filed on June 29, 2006). +

10.3	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Appendix F to the Registrant’s Definitive Proxy Statement filed on June 29, 2006). +
10.4
Output Distribution Agreement, dated July 7, 2006, by and between Genius Products, Inc. and ESPN Enterprises, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K/A filed on September 29, 2006). +

10.5
Consulting Agreement, dated July 20, 2006, by and between Genius Products, Inc. and Bannon Strategic Advisors, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on July 26, 2006). +

10.6
Amendment No. 2 to Employment Agreement, dated July 20, 2006, by and between Genius Products, Inc. and Trevor Drinkwater (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K filed on July 26, 2006). +

10.7	Registration Rights Agreement, dated July 21, 2006, by and between Genius Products, Inc. and The Weinstein Company LLC. +
10.8	Services Agreement, dated July 21, 2006, by and between Genius Products, Inc. and Genius Products, LLC.+
99.1	Financial Statements of Genius Products, LLC *
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

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