Form 10-Q
period 2007-09-30
GENIUS PRODUCTS INC
filed 2007-11-14
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 67,673,344 shares outstanding of the issuer's Common Stock as of October 31, 2007.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$3,162	$3,745
Prepaid expenses and other current assets	201	110
Amounts receivable from affiliate	882	777
Notes receivable from affiliate	6,000	-
Total current assets	10,245	4,632

Investment in Distributor	79,391	84,796
Total assets	$89,636	$89,428

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$59
Accrued expenses	1,022	865
Total current liabilities	1,022	924

Deferred tax liability	12,964	13,021
Total liabilities	13,986	13,945

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized;
67,488,344 and 63,305,195 shares outstanding, respectively	7	6
Additional paid-in capital	113,101	105,375
Accumulated deficit	(37,458)	(29,898)
Total stockholders' equity	75,650	75,483

Total liabilities and stockholders' equity	$89,636	$89,428

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues, net of sales returns, discounts and
allowances of $3,937 and $40,882 for the three
and nine months ended September 30, 2006	$-	$15,015	$-	$119,011

Total costs of revenues	-	15,318		130,870
Gross loss	-	(303)	-	(11,859)

Operating expenses (income):
Selling, general and administrative	448	4,166	1,559	18,621
Gain on sale, related party	-	-	-	(63)
Equity in net loss from Distributor	3,010	63	6,259	63

Total operating expenses	3,458	4,229	7,818	18,621

Loss from operations	(3,458)	(4,531)	(7,818)	(30,480)

Interest and other income, net	86	78	202	113

Loss before provision (benefit) for income taxes and
extraordinary item	(3,372)	(4,453)	(7,616)	(30,367)

Provision (benefit) for income taxes	104	8,053	(57)	6,780

Loss before extraordinary item	(3,476)	(12,506)	(7,559)	(37,147)

Extraordinary gain	-	53,760	-	53,760

Net income (loss)	$(3,476)	$41,254	$(7,559)	$16,613

Basic and Diluted EPS

Loss per share before extraordinary item	$(0.05)	$(0.20)	$(0.11)	$(0.61)

Extraordinary gain per share	-	$0.88	-	$0.88

Net income (loss) per share	$(0.05)	$0.68	$(0.11)	$0.27

Basic and fully diluted average weighted shares	66,951,924	61,370,448	65,738,041	60,888,488

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT WARRANT INFORMATION)
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(7,559)	$16,613
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	116
Equity in net loss (income) from Distributor	6,259	(36)
Amortization and impairment of film library	-	12,508
Change in allowance for doubtful accounts and provision for returns	-	17,423
Operating expenses paid by related party	884	181
Change in provision for obsolete inventory	-	3,922
Extraordinary gain	-	(60,046)
Stock compensation expense	654	6,447
Deferred tax liability	(57)	13,065
Changes in assets and liabilities:
Increase in accounts receivable	-	(65,331)
Increase in inventories	-	(12,360)
(Increase) decrease in prepaid expenses, notes receivable and deposits	(91)	279
Increase in royalty advances	-	(2,416)
Increase in film library	-	(1,456)
Decrease in accounts payable	(59)	(3,827)
Increase in accrued expenses and other	157	17,470
Increase in deferred revenue	-	2,494
Increase in remittance to licensors	-	50,992
Net cash provided by (used in) operating activities	188	(3,962)

Cash flows from investing activities:
Investment in Distributor	-	(20,329)
Short-term note receivable from affiliate	(6,000)	-
Restricted cash	-	(303)
Purchase of property and equipment	-	(448)
Net cash used in investing activities	(6,000)	(21,080)

Cash flows from financing activities:
Net payments on notes payable and debentures	-	(5,230)
Proceeds from exercise of options	1,595	529
Proceeds from exercise of warrants	3,634	217
Net cash provided by (used in) financing activities	5,229	(4,484)

Net decrease in cash and cash equivalents	(583)	(29,526)
Cash and cash equivalents at beginning of period	3,745	30,597
Cash and cash equivalents at end of period	$3,162	$1,071

Supplemental disclosure of cash flow information
Noncash transactions:
Noncash net asset exchanged for investment in Distributor	$-	$11,851
Write-off of redeemable common stock	$-	$414

Warrant holders cashless exercised 1,625,954 warrants, pursuant to which 490,928 shares were issued during the nine months ended September 30, 2007.

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  NATURE OF BUSINESS, THE WEINSTEIN COMPANY TRANSACTION, AND INVESTMENT IN DISTRIBUTOR

NATURE OF BUSINESS
Genius Products, Inc. (OTC BB:GNPI) ("we" "our" or the "Company"), along with The Weinstein Company Holdings LLC (“TWC Holdings”) and its first-tier subsidiary, W-G Holding Corp. (“W-G Holdings”)  own Genius Products, LLC (the "Distributor"), a leading entertainment products company that distributes, licenses, acquires and produces an expanding library of feature films, television programming, family, lifestyle and trend entertainment on digital versatile discs (“DVD”), as well as Blu-Ray and HD DVD formats and all other hard carrier devices and on emerging digital distribution technologies, including mobile electronic devices and the Internet.  The Distributor primarily focuses on four core branded content areas: major theatrical/independent film, sports, lifestyle and family/faith based content. The Distributor handles the distribution, marketing and sales for many brands including The Weinstein Company®, Dimension Films™, Independent Film Channel (IFC)®, Wellspring™, RHI Entertainment™, ImaginAsian Entertainment, Dragon Dynasty™, Peace Arch Entertainment, Laugh Factory, ESPN®, World Wrestling Entertainment, Inc.® (“WWE”), Animal Planet, The Learning Channel, Classic Media, Entertainment Rights, Sesame Workshop®, Plaza Sesamo®, Discovery Kids™ and Impact Entertainment, among others.  We are the managing member of the Distributor, in which we hold a 30% equity interest.

The Distributor uses third-party distribution facilities located throughout the United States and ships and sells its products directly to retailers, rentailers, and wholesale distribution companies. The Distributor distributes to over 25,000 retail locations.  The Distributor sells to mass retail stores including Target, Wal-Mart, Kmart, Meijers, ShopKo, Costco and Sam’s Club; children’s toy stores including Toys R Us; electronics stores including Best Buy, Fry’s and Circuit City; bookstores including Borders and Barnes & Noble; music retailers including Trans World Entertainment and Virgin; internet retailers including Amazon, Netflix and iTunes; rental outlets including Blockbuster, Movie Gallery and Hollywood Video; direct marketing companies including QVC and Columbia House; as well as other non-traditional outlets.  The Distributor also distributes to wholesale distribution companies including Alliance Entertainment, Ingram, VPD and Baker & Taylor.

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

As a result, the Distributor is owned 70% by TWC Holdings and W-G Holdings and 30% by the Company.  The 70% interest in the Distributor held by TWC Holdings and W-G Holdings consists of Class W Units and is redeemable, at TWC Holdings’ and W-G Holdings’ option commencing at any time from July 21, 2007  for up to 70% of the Company’s outstanding common stock, or with TWC Holdings’ and W-G Holdings’ approval, cash.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units (see Investment in Distributor section below).

In addition to granting TWC Holdings and W-G Holdings a 70% interest in the Distributor consisting of the Distributor’s Class W Units, the Company issued an aggregate of 100 shares of the Company’s Series W Preferred Stock to TWC Holdings and W-G Holdings to accomplish the TWC Transaction.  The Series W Preferred Stock provides the holders thereof with (a) the right to elect five of the seven directors on our Board of Directors, of which two are currently TWC executives, (b) majority voting power over other actions requiring approval of our stockholders, and (c) the right to approve certain specified actions.  The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value.

On the Closing Date, we entered into a Registration Rights Agreement with TWC Holdings and W-G Holdings pursuant to which we agreed to register for resale the shares of our common stock issuable upon redemption of Class W Units in the Distributor currently held by TWC Holdings and W-G Holdings.  In addition, the Company and/or the Distributor entered into the following agreements on the Closing Date: (i) Amended and Restated Limited Liability Company Agreement, (ii) Video Distribution Agreement (the “TWC Distribution Agreement”), (iii) Services Agreement, and (iv) Assignment and Assumption Agreement.

From December 5, 2005 through the Closing Date, we operated under an interim distribution agreement with TWC and recorded the results from titles we released for TWC on our financial statements. After the Closing Date, substantially all of the operating activities we previously conducted, as well as the results from releasing TWC product, are reflected in the financial statements of the Distributor. A summary of the financial results of the Distributor is in Note 3.

INVESTMENT IN DISTRIBUTOR
The accompanying condensed consolidated financial statements account for the Company’s investment in the Distributor (30% membership interest represented by the Distributor’s Class G units) using the equity method of accounting.  On the Company’s consolidated statement of operations subsequent to the Closing Date, the Company recorded its 30% share of the Distributor’s profit or loss as equity in net loss or profit from Distributor, adjusted for non-cash basis differences (see Note 3) and costs incurred by the Distributor on behalf of the Company.  Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company will periodically assess whether a decrease in value of the investment has occurred (which is other than temporary) and which should be recognized immediately, resulting in an impairment loss.

Under the equity method of accounting, only the Company’s investment in and amounts due to and from the Distributor has been included as an asset in its condensed consolidated balance sheet.  The TWC Transaction represented a non-monetary exchange of a business controlled by the Company for a non-controlling interest in the Distributor. Accordingly, the amount recorded for the Company’s investment in the Distributor was partially based on the Company’s fair value as determined by reference to the quoted market prices of the Company’s shares at the close of the market on the Closing Date and partially based on the historical basis of the net assets surrendered in the TWC Transaction.  The Distributor is treated as a partnership for U.S. federal income tax purposes.

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

PRINCIPLES OF CONSOLIDATION
The condensed financial statements include the accounts of Genius Products, Inc.  The Distributor’s consolidated financial statements include (i) the Distributor’s wholly owned subsidiary American Vantage Media, LLC (“AVM”), (ii) Wellspring Media, LLC (“Wellspring Media”), a wholly owned subsidiary of AVM and (iii) Castalian DC, LLC, Castalian Music L.L.C., The Thirteen-Thirty-One LLC, Abacus Media L.L.C. and Marathon Media, LLC, subsidiaries of the Distributor (collectively, “Castalian”). AVM and Wellspring Media were acquired on March 21, 2005 and Castalian was acquired on April 1, 2007.  In addition, Sanuk Corporation, American Vantage/Hypnotic, Inc. and Wellspring Productions, LLC are all inactive.

ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS
The Distributor’s allowance for doubtful accounts and provision for sales returns include management's estimate of the amount expected to be uncollectible or returned on specific accounts and losses or returns on other accounts as yet to be identified included in accounts receivable. The Distributor provides for future returns of home video product at the time the products are sold. The Distributor calculates an estimate of future returns of product by analyzing a combination of historical returns, current economic trends, projections of consumer demand for its product and point-of-sale data available from certain retailers. Based on this information, a percentage of each sale is reserved. The Distributor also analyzes other factors, including historical experience with similar types of sales, information the Distributor receives from retailers and its assessment of the product's appeal based on domestic box office success and other research. Actual returns are charged against the reserve.  The amounts the Distributor will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the allowance for doubtful accounts and provision for sales returns in the accompanying financial statements.

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

ROYALTY AND DISTRIBUTION FEE ADVANCES
The Distributor’s royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights. A program supplier’s share of exclusive program distribution revenues is retained by the Distributor until the share equals the advance(s) paid to the program supplier. Thereafter, any excess is paid to the program supplier in accordance with contractual terms.  The Distributor records as a cost of sales an amount equal to the program supplier’s share of the net distribution revenues. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that exploitation of specific program rights will result in an ultimate loss, an impairment charge is recognized to the extent that capitalized advance royalties exceed estimated fair value, based on projected cash flows.

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

STOCK-BASED COMPENSATION
Under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which was adopted by the Company beginning on January 1, 2006, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period using a modified prospective application. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense relates to share-based awards granted subsequent to January 1, 2006 and share-based awards granted prior to, but not yet vested as of January 1, 2006, are based on the grant date fair value.

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

INCOME TAXES
The Company files a consolidated corporate tax return and accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when some portion or the entire deferred tax asset will not be realized on a more likely than not basis.  Based on the Company’s assessment of all available evidence, the Company has concluded that its deferred tax assets are not more likely than not to be realized. This conclusion is based primarily on our history of net operating losses, annual net operating loss limitations under Internal Revenue Code (“IRC”) Section 382, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets.  Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability related to its investment in the Distributor.  The deferred tax liability related to the Distributor is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We have no material unrecognized tax benefits at January 1, 2007 or at September 30, 2007.

RELATED PARTY TRANSACTIONS
The Company accounts for all related party transactions under SFAS No. 57, “Related Party Disclosures”. The statement provides guidance on disclosures of transactions between related parties, including transactions between affiliates and principal owners. Disclosures must include (a) the nature of the relationship involved (b) a description of the transaction (c) the dollar amount of the transaction and (d) amounts due to and from related parties. The statement also requires an assessment of the transaction to ensure that they have been carried out on an arms-length basis.

REVENUE RECOGNITION
Revenue from the sale or licensing of films is recognized by the Distributor upon meeting all recognition requirements of SOP 00-2 and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which requires that there is a contract with the buyer, delivery or “Street Date” (when it is available for sale by the Distributor’s customer) has occurred, the price is determinable, and collectability is reasonably assured.  The Distributor records revenue upon the receipt of goods by the customer.  Under revenue sharing arrangements, rental revenue is recognized on or after the Street Date and when the Distributor is entitled to receipts and such receipts are determinable. Costs of sales and an allowance for returns are recorded at the time of revenue recognition. Revenues from royalties are recognized when received. Revenues from licensing are recognized when the title is available to the licensee and all other SOP 00-2 requirements are met.  Direct sales to consumers are recognized when consumers’ credit cards are charged and CDs and/or DVDs are shipped.  Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB Statement No. 157, Fair Value Measurements (“FAS 157”), was released. FAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about the use of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. FAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently assessing the potential effect of FAS 157 on the financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently assessing the potential effect of FAS 159 on the financial statements.

NOTE 3.  INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Summaries of the statements of operations, balance sheet and the computations of the Company’s equity in net loss of the Distributor are shown below.

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
(IN THOUSANDS)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Revenues, net of sales returns, discounts and allowances of $42,081 and $106,163	$93,413	$289,183

Total costs of revenues	86,601	262,647
Gross profit	6,812	26,536

Total operating expenses	10,765	30,248
Loss from operations	(3,953)	(3,712)

Interest, net	(1,226)	(1,753)
Net loss	$(5,179)	$(5,465)

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(IN THOUSANDS)

ASSETS
Current assets:
Cash and cash equivalents	$4,792
Restricted cash	5,361
Accounts receivable, net of allowance for doubtful accounts and sales returns of $51,182	143,075
Inventories, net of reserves for obsolescence of $11,941	21,139
Prepaid expenses and other current assets	971
Total current assets	175,338

Restricted cash	3,318
Property and equipment, net of accumulated depreciation of $355	953
Royalty advances	37,064
Film library, net of accumulated amortization of $1,400	16,261
Goodwill	87,209
Other intangible assets, net of accumulated amortization of $6,484	14,787
Deposits and other	228
Deferred financing fees	1,399
Total assets	$336,557

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$38,895
Notes payable	30,000
Notes payable to affiliate	6,007
Accrued royalties for TWC	66,144
Accrued advertising and marketing	8,588
Accrued royalties	21,665
Other accrued expenses	15,597
Deferred revenue	56,669
Deferred royalty income	2,000
Total current liabilities	245,565

Total members' equity	90,992

Total liabilities and members' equity	$336,557

Our equity in net loss of the Distributor is adjusted each period for non-cash basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

For the nine months ended September 30, 2007

Genius Products, Inc. 30% share of net loss from the Distributor	$1,639

Adjustments for basis differences	3,330

Charge for stock compensation for Distributor's employees	1,290

Equity in net loss from Distributor	$6,259

NOTE 4.  COMMITMENTS AND CONTINGENCIES

On August 10, 2007, the Distributor entered into a three-year, senior secured revolving credit facility (the “Credit Agreement”) with Société Générale (‘‘Soc Gen’’), as agent. The Credit Agreement provides for an initial commitment of $30 million and up to a total of $70 million.  See also Note 9 – Subsequent Events.  Borrowings under the Credit Agreement are based upon a borrowing base that includes certain of the Distributor’s accounts receivable from licensors other than TWC and certain of the Distributor’s film rights. The Credit Agreement terminates on June 30, 2010, and may be extended to August 10, 2010, under satisfaction of certain conditions. Voluntary prepayments and commitment reductions are permitted at any time upon proper notice.  Borrowings under the Credit Agreement are based on LIBOR or the higher of Soc Gen’s prime rate or the Federal Funds Rate plus 0.50% and vary depending on the percentage of loans outstanding. The interest rate varies from 2.5% to 3.0% above LIBOR for Eurocurrency loans and 1.5% to 2.5% above the prime rate or Federal Funds Rate plus 0.50% for base rate loans. Quarterly commitment fees of 0.50% are due on the unused portion of the commitment.  The Credit Agreement contains operating covenants customary for facilities of this type, including, among other things, (i) limitations on indebtedness, liens, sales of assets, mergers, investments, dividends and redemptions, and (ii) minimum liquidity and borrowing base coverage requirements. In the event of a default, the interest rate on all borrowings will be increased and payment of all borrowings may be accelerated and/or the commitments may be terminated. Upon the occurrence of certain events of default, all amounts payable under the Credit Agreement automatically become immediately due and payable and the lenders’ commitments will automatically terminate.  Borrowings outstanding under the Credit Agreement were $30.0 million at September 30, 2007. The obligations of the Distributor under the Credit Agreement are guaranteed by the Company and the direct and indirect subsidiaries of the Distributor.  Soc Gen holds a security interest in substantially all personal property of the Company, the Distributor, and its direct and indirect subsidiaries, other than TWC accounts receivable. TWC continues to have a first priority security interest in accounts receivable attributable to TWC content.

As of September 30, 2007, we did not have any future minimum annual rental commitments under existing non-cancelable operating leases since at the Closing Date of the TWC Transaction we transferred all of our lease obligations to the Distributor.

We are not a party to any legal or administrative proceedings, other than routine litigation incidental to our business that we do not believe, individually or in the aggregate, would likely have a material adverse effect on our financial condition or results of operations.

NOTE 5.  RELATED PARTY TRANSACTIONS

On August 10, 2007, in connection with the Credit Agreement, the Distributor entered into a letter agreement  with TWC (the “TWC Letter”) under which the Distributor and TWC agreed to schedule payments owing to TWC by the Distributor under the Distribution Agreement.  In the TWC Letter, TWC also agreed to waive any remedies it may have attributable to past non-timely payments and reporting under the Distribution Agreement on or prior to August 10, 2007.

On September 27, 2007, the Distributor borrowed $6 million from the Company and issued a promissory note (the “Note”) in favor of the Company. The Note bears interest at LIBOR plus 5% until paid.  The principal and accrued interest under the Note are due and payable on demand at any time after March 31, 2008.  In the event payment of principal or interest due under the Note is not made when due, the outstanding principal balance will bear interest at the rate of 2% above the interest rate which is otherwise provided under the Note for so long as such event of default continues.

In addition, the Board of Directors of the Company authorized up to $2 million in additional loans from the Company to the Distributor, which was drawn after September 30, 2007. See also Note 9, Subsequent Events.

NOTE 6.  STOCKHOLDERS' EQUITY

COMMON STOCK
During the nine months ended September 30, 2007, we issued 3,189,320 common shares related to the exercise of warrants (some of which were cashless exercises) for proceeds of $3.6 million.  Additionally, during the nine months ended September 30, 2007, we issued 993,829 common shares related to the exercise of options for proceeds of $1.6 million.

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

NON-EMPLOYEE WARRANTS
We did not issue any warrants during the nine months ended September 30, 2007.

A summary of warrant activity follows:

		Weighted
		Average	Aggregate
	Warrants	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2006	14,786,054	$2.21	$32,663,180
Exercised	(4,324,346)	$1.63	5,761,978
September 30, 2007	10,461,708	$2.45	$25,631,681
Warrants exercisable, September 30, 2007	10,461,708	$2.45	$25,631,681

The following information applies to warrants outstanding at September 30, 2007:

			Weighted		Weighted
			average		average
		Average	exercise price of		exercise price of
	Warrants	remaining life	warrants	Warrants	warrants
	outstanding	(in years)	outstanding	exercisable	exercisable
Under $1.50	979,507	0.73	$1.40	979,507	$1.40
$1.50 - $1.99	170,723	3.01	$1.88	170,723	$1.88
$2.00 - $2.99	7,664,478	2.85	$2.48	7,664,478	$2.48
$3.00 - $3.99	1,647,000	1.50	$3.00	1,647,000	$3.00
	10,461,708	2.44	$2.45	10,461,708	$2.45

NOTE 7.  STOCK-BASED COMPENSATION

We have adopted several stock option plans, all of which have been approved by our stockholders that authorize the granting of options to purchase our common shares subject to certain conditions. At September 30, 2007, we had reserved 27 million of our common shares for issuance of share-based compensation awards under our stock option plans. At September 30, 2007, we had also reserved 7,394,213 of our common shares for issuance of share-based compensation awards granted outside of our stock option plans. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

Total share-based compensation expense recognized for the three and nine months ended September 30, 2007 was $0.1 million and $0.7 million, respectively.  No income tax benefit was recognized in the statement of operations for share-based compensation arrangements for the Company.

A total of  $0.5 million and $1.8 million of share-based compensation expense related to options issued by the Company to employees of the Distributor was recorded as compensation expense in the statement of operations for the Distributor for the three and nine months ended September 30, 2007, respectively.

We did not grant options during the nine months ended September 30, 2007.  We estimated share-based compensation expense for options issued during the three and nine months ended September 30, 2006 using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected life (in years)	none issued	5.7	none issued	5.8
Expected volatility	none issued	54.8%	none issued	58.1%
Expected dividend yield	none issued	-	none issued	-
Risk free interest rate	none issued	4.7%	none issued	4.9%

A summary of option activity follows:

		Weighted
		average	Aggregate
	Options	exercise	intrinsic
	outstanding	price	value
December 31, 2006	19,310,588	$1.84	$35,574,789
Exercised	(993,828)	$1.60	1,305,736
Canceled	(336,385)	$3.37	1,131,971
September 30, 2007	17,980,375	$1.83	$32,847,857
Options exercisable, September 30, 2007	14,194,112	$1.79	$25,354,719

The following information applies to options outstanding at September 30, 2007:

			Weighted		Weighted
			average		average
		Average	exercise price of		exercise price of
	Options	remaining life	options	Options	options
	outstanding	(in years)	outstanding	exercisable	exercisable
Under $1.50	1,952,752	4.35	$0.67	1,952,752	$0.67
$1.50 - $1.99	10,880,373	7.24	$1.72	8,197,110	$1.67
$2.00 - $2.99	3,992,500	7.29	$2.16	2,889,500	$2.11
$3.00 - $3.99	793,750	6.33	$3.00	793,750	$3.00
$4.00 + over	361,000	4.83	$5.07	361,000	$5.07
	17,980,375	6.85	$1.83	14,194,112	$1.79

 NOTE 8.  INCOME TAXES

The Company recorded a federal and state tax benefit of $57,000 for the nine months ended September 30, 2007.  The tax benefit resulted from the net decrease in the deferred tax liability related to our investment in the Distributor.  As noted above, the Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to its investment in Distributor.

NOTE 9.  SUBSEQUENT EVENTS

On November 1, 2007, the Distributor entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Soc Gen, as administrative and collateral agent and lead arranger, and Alliance & Leicester Commercial Finance plc, as managing lead arranger. The Amended Credit Agreement amends and restates the original Credit Agreement between the Distributor and Soc Gen, increases the total commitment of the credit facility from $30 million to $50 million, and provides for a commitment of up to a total of $100 million based upon expected incremental commitments to be provided by a consortium of banks including Soc Gen.  The Amended Credit Agreement will terminate on June 30, 2010, which termination date may be extended to September 30, 2010, upon the satisfaction of certain conditions, and is otherwise on terms materially consistent with the terms of the original Credit Agreement, as described in Note 4.

On November 1, 2007, the Distributor borrowed an additional $2 million from the Company, as previously authorized by the Board of Directors (See Note 5).  The note bears interest at LIBOR plus 5% until paid.  The principal and accrued interest under the Note are due and payable on demand at any time after March 31, 2008.

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

NATURE OF BUSINESS

The Company, along with TWC Holdings and its first-tier subsidiary, W-G Holdings, own the Distributor, a leading entertainment products company that distributes, licenses, acquires and produces an expanding library of feature films, television programming, family, lifestyle and trend entertainment on digital distribution technologies and on videogram, which encompasses videocassettes, videodiscs, videotapes, DVDs, other emerging platforms such as Blu-Ray and HD DVD formats, Universal Media Disc, CD-ROM, DVD-ROM and all other hard carrier devices.

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

The Distributor’s business strategy is to leverage its growing market share and retail sales volumes from its relationships with key content providers to add additional content partners, engage producing and licensing of new content, and expand into related businesses such as interactive software (video games), mobile devices and licensing of our proprietary brands and content. The Distributor intends to continue to acquire rights to film and television libraries and enter into distribution agreements with new branded content suppliers.

The Distributor currently has the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC, a film company created by Robert and Harvey Weinstein. The Distributor has released over 75 TWC titles on DVD, including the following recent or forthcoming titles:

•	The Nanny Diaries, starring Scarlett Johansson and Laura Linney;

•	1408, based on a short story by Steven King and starring John Cusack and Samuel L. Jackson;

•	Sicko, starring Michael Moore, director of Fahrenheit 9/11;

•	Halloween, directed by Rob Zombie;

•	Death Proof, directed by Quentin Tarantino and starring Kurt Russell, Rosario Dawson and Rose McGowan;

•	Planet Terror, directed by Robert Rodriguez;

•	The Ex, directed by Jesse Peretz; and

•	DOA, directed by Corey Yuen.

•	Arthur and the Invisibles, starring Freddie Highmore;

•	Hannibal Rising, starring Gong Li and Dominic West;

•	Factory Girl, starring Sienna Miller and Jimmy Fallon;

•	Miss Potter, starring Renee Zellweger and Ewan McGregor; and

•	Bobby, starring Anthony Hopkins, Sharon Stone, Lawrence Fishburne, Demi Moore, William H. Macy, Lindsay Lohan, and Elijah Wood.

The Distributor maintains in perpetuity distribution rights for TWC content released during the term of the TWC Distribution Agreement, subject to certain buy-back rights of the TWC content by TWC.

Under the TWC Distribution Agreement, TWC granted a license to the Distributor to manufacture, promote and sell in the U.S. and its territories and possessions, through December 31, 2010 (or December 31, 2013 if TWC extends the term), DVDs, videocassettes and other forms of pre-recorded home video of feature films and direct-to-video releases which TWC has the right to distribute on home video. These releases include films produced by TWC as well as films which TWC acquires or obtains the right to distribute on home video. The TWC Distribution Agreement provides that the Distributor will earn a fee on sales of these home video products, depending on the level of these sales compared to theatrical box office revenues for the same films. The Distributor collects the proceeds from sales of home video products and remits these proceeds to TWC, minus the Distributor’s distribution fee, cost of goods sold (including manufacturing expenses) and certain marketing expenses.

The TWC Distribution Agreement contains complex provisions relating to payments, permitted expenses and other adjustments, and the foregoing discussion is intended only as a summary. For further information, the full text of the TWC Distribution Agreement is included as an exhibit to the Company’s Annual Report on Form 10-K.

RESULTS OF OPERATIONS OF GENIUS PRODUCTS, INC.

All of the operations of the Company relate to the activity of the Distributor.  We account for our investment in the Distributor using the equity method of accounting.  On our consolidated statement of operations subsequent to the Closing Date of the TWC Transaction, we recorded our 30% share of the Distributor’s profit or loss as equity in net earnings (loss) from Distributor, adjusted for basis differences and costs incurred by the Distributor on behalf of the Company.  Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, we will periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately resulting in an impairment loss.  Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included as an asset in our consolidated balance sheet.

We did not compare the results of operations for the three months ended September 30, 2007 and 2006 due to the fact that the results of operations would not be comparable.  The discussion below includes a description of the results of the Company and the Distributor for the quarter and nine months ended September 30, 2007.

Revenues

The Company had no revenue for the three and nine months ended September 30, 2007.  All of the revenue is reflected in the results of operations of the Distributor.

The Distributor generated revenue of $93 million and $289 million, net of sales returns, discounts and allowances of $42 million and $106 million for the three and nine months ended September 30, 2007, respectively.  Revenue for the three months ended September 30, 2007 were primarily composed of sales of TWC titles,  Death Proof, The Ex, DOA, Hannibal Rising and Factory Girl  and sales of branded content including titles under our agreement with Classic Media, Sesame Street, ESPN, WWE and Redline.

Consistent with other retail product distributors, the Company has experienced some degree of sales seasonality. However, subsequent to the July 21, 2006 completion of the TWC Transaction, sales seasonality is reflected in the revenues and operations of the Distributor directly, and in the Company’s results of operations indirectly, through its equity interest in the Distributor.  We have historically experienced higher sales during the last two quarters than during the first two quarters and expect this trend to continue with the Distributor.

We have also historically experienced higher returns during the first two quarters than during the last two quarters. However, historic changes in revenues may not be indicative of future trends and may not track industry seasonality norms.

Costs and expenses

Costs of Revenues

Costs of revenues consist primarily of the raw material and manufacturing costs of products sold to customers, packaging and shipping costs, advertising and marketing, amortization of the film library, and participations and royalties. Participation expenses related to TWC’s distribution agreement are accrued in the proportion that current year’s revenues for a title bear to management’s estimate of the ultimate revenue expected to be recognized for that title.

The Company had no costs of revenues for the three and nine months ended September 30, 2007.  All of the costs of revenues are reflected in the results of operations of the Distributor.

The Distributor’s costs of revenues for the three months ended September 30, 2007 include the following:

Manufacturing and distribution expenses were $27 million and $74 million for the three and nine months ended September 30, 2007, respectively.  Manufacturing and distribution expenses are primarily due to the video release of TWC’s titles during such periods.  Third quarter distribution expense include freight costs associated with titles that will be released during the fourth quarter.

Advertising and marketing expenses were $10 million and $31 million during the three and nine months ended September 30, 2007, respectively.  Advertising and marketing is primarily attributable to the advertising campaigns for the video release of TWC’s Death Proof, The Ex, DOA, Hannibal Rising and Factory Girl.  Advertising and marketing expenses are recorded in the period in which these expenses are incurred. Third quarter advertising and marketing expenses included costs on titles which will be released during the fourth quarter. These titles include 1408, Planet Terror, You Kill Me and Reef. Revenues associated with these titles have been deferred as of September 30, 2007.

Amortization and participation expenses were $50 million and $157 million for the three and nine months ended September 30, 2007, respectively. Amortization and participation expenses include amortization of film library and participation expenses related to TWC and other licensors.

Operating Expenses

The Company had general and administrative expenses of $0.4 million and $1.6 million for the three and nine months ended September 30, 2007, respectively.  The general and administrative expenses reflect an allocation of the public company costs borne by the Distributor on behalf of the Company.

The Distributors’ general and administrative expenses were $10.8 million and $30.3 million for the three and nine months ended September 30, 2007, respectively, and amounted to 11.5% and 10.5% of net revenues, respectively.  The increase in general and administrative expenses is largely due to increased audit fees and consulting fees associated with Sarbanes Oxley requirements.

During the three and nine months ended September 30, 2007, the Company’s 30% equity in the net loss of the Distributor was $3.0 million and $6.3 million, respectively.

Other Income and Expense

The Company had interest income of $0.1 million and $0.2 million during the three and nine months ended September 30, 2007, respectively. Interest income relates to interest earned on outstanding cash balances.  The Company had non-cash income tax expense of $104,000 and income tax benefit of $57,000 for the three and nine months ended September 30, 2007, respectively.  As a result of the foregoing, the Company’s net loss was $3.5 million and $7.6 million for the three and nine months ended September 30, 2007.

The Distributor had net interest expense of $1.2 million and $1.8 million during the three and nine months ended September 30, 2007, respectively.  Interest income relates to interest earned on outstanding cash balances. Interest expense relates to interest on outstanding balances due to licensors, the Company and Soc Gen. As result of the foregoing, the Distributor’s net loss was $5.2 million and $5.5 million for the three and nine months ended September 30, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the nine months ended September 30, 2007 was $0.2 million, primarily due to equity in net losses for Distributor, stock compensation expense, and increases in accrued expenses.

Cash used in investing activities of $6 million was attributable to a loan made to the Distributor.  See Note 5, Related Party Transactions.

Cash provided by financing activities for the nine months ended September 30, 2007 was $5.2 million, due to proceeds from the exercise of warrants and options.

At September 30, 2007, the Company had cash balances of $3.2 million and the Distributor had cash and restricted cash balances of $13.5 million.  The restricted cash balances are associated with (i) required minimum cash balances pursuant to the Credit Agreement, (ii) certain bank accounts that are subject to semi-monthly disbursements to the Distributor and other parties under a waterfall of funds prescribed by the Credit Agreement, and (iii) an office lease security.

The Distributor invested $5.5 million and $22.3 million during the three and nine months ended September 30, 2007, respectively in royalty and licensor advances. The Distributor recorded depreciation of $75,000 and $0.2 million, and intangible asset amortization (excluding film library and product amortization) of $0.9 million and $2.7 million for the three and nine months ended September 30, 2007, respectively.

During the third quarter of 2007, the Distributor entered into the Credit Agreement, a three-year, senior secured revolving credit facility which provides for an initial commitment of $30 million and up to a total of $70 million based upon expected incremental commitments.   At September 30, 2007 the Distributor had $30 million outstanding under the Credit Agreement.  Borrowings outstanding under the credit agreement were $30 million at September 30, 2007.  See Note 4, Commitments and Contingencies.  On November 1, 2007, the Distributor entered into the Amended Credit Facility, which increased the total commitment to $50 million.  See Note 9, Subsequent Events.

On November 1, 2007, the Distributor borrowed an additional $2 million from the Company, which is repayable on demand after March 31, 2008.

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

ITEM 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2007, the Distributor’s cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of the Distributor’s investment portfolio and the high quality of the Distributor’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of the Distributor’s portfolio. Therefore, we would not expect the Distributor’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Distributor’s investment portfolio.

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

In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

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

A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of PCAOB Auditing Standard No. 5), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management identified certain material weaknesses in our internal control over financial reporting as of December 31, 2006 (disclosed in our Annual Report on Form 10-K for that year).

As of September 30, 2007, we continued to have ineffective controls over the following items: (i) timely and routine process for reconciling certain accounts to the general ledger including the proper oversight of such processes; (ii) proper application of stock compensation expense and incomplete record keeping related to stock option grants; (iii) proper control of sales cut-off and measurement at the end of accounting periods; and (iv) formal process over changes, access and controls and procedures related to our information technology systems.

While we have taken actions in the second and third quarter to remediate these items, there has not been sufficient time to evaluate the effectiveness of our remediation as of September 30, 2007.  Such continuing control deficiencies related primarily to the fact that our internal accounting personnel did not yet have sufficient depth, skills and experience to recognize errors and deficiencies in accounting policies and procedures required to properly account for the items described in the preceding paragraph.

As a result of the material weakness described above and the fact that sufficient time has not elapsed to fully evaluate the effectiveness of the actions we have taken to correct it, our management concluded that as of September 30, 2007, we did not maintain effective internal control over financial reporting.

The foregoing control deficiencies caused certain errors in our financial statement accounts during 2006 and required adjustments of our financial statements. These errors were discovered by senior management and Ernst & Young LLP in connection with work on the audit for fiscal 2006. On September 26, 2007, we filed amendments to our Quarterly Reports on Form 10-Q for the periods ending March 31, June 30 and September 30, 2006 reflecting these adjustments.

In response to the continuing identified material weakness, we have taken action to remediate the specific accounting policies and procedures which led to the errors requiring restatement. We have established additional policies and enhanced the procedures that we will follow and have addressed these items as follows: (i) the Company has hired a Chief Accounting Officer and added additional accounting and financial personnel with industry experience, is implementing a formal closing process, has employed an experienced financial executive to oversee internal controls and procedures implementation, and engaged experienced outside consultants to assist the Company in complying with the requirements of Sarbanes Oxley by December 31, 2007;  (ii) the Company has engaged the services of an independent stock administration firm to assist with transactions, recordkeeping and the computation of compensation expense related to its stock options, hired additional personnel and retained outside consultants to oversee the administration of stock options and performed a review of stock option grants to ensure accuracy of the information; (iii) the Company has hired an information technology professional to ensure formal processes are implemented with respect to changes, controls, access and standardized procedures. Additionally, the Company has engaged a major information technology infrastructure provider, that is SAS 70 compliant, to assist with hosting the Company’s financial systems; (iv) the Company has implemented additional procedures to control access to its information technology systems and; (v) the Company has implemented additional procedures and training of its accounting staff with respect to proper sales cut-off procedures at the end of accounting periods.    As a result of these changes, we do not expect that the aforementioned material weakness will recur.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

FALCON PICTURE GROUP MATTER

We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Cook County, Illinois by Falcon Picture Group, LLC (“Falcon”), and the related counterclaim filed by the Company against Falcon and its owner, Carl Amari.  There have been no material developments in these matters.  For a complete description of the facts and circumstances surrounding the Falcon litigation, please see the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2006 under Item 3.  “Legal Proceedings”, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 under Part II, Item 3., “Legal Proceedings”, which are incorporated herein by reference.

ENTERTAINMENT RESOURCE MATTER

We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Broward County, Florida, Case No. 06-012249 CACE 05, by Larry S. Hyman, as assignee for Entertainment Resource, Inc. (“ERI”).  There have been no material developments in this matter.  For a complete description of the facts and circumstances surrounding the ERI litigation, please see the disclosure in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 under Part II, Item 3., “Legal Proceedings”, which is incorporated herein by reference.

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

10.1
Amended and Restated Limited Liability Company Agreement of Genius Products, LLC, dated as of July 21, 2006 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on September 19, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

99.1
Letter Agreement, dated as of September 17, 2007, by and among Genius Products, LLC, Genius Products, Inc., The Weinstein Company Holdings LLC and W-G Holding Corp. (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on September 19, 2007).

99.2
Credit Agreement, dated as of August 10, 2007, by and among Genius Products, LLC, as borrower, Societe Generale, as administrative agent, collateral agent and L/C Issuer, the lenders party thereto and SG Americas Securities, LLC, as lead arranger and sole bookrunner (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on August 16, 2007).

99.3
Allocation of Accounts Receivable and Intercreditor Agreement, dated as of August 10, 2007, by and among Genius Products, LLC, The Weinstein Company LLC and Societe Generale (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed August 16, 2007).

99.4
Guaranty Agreement, dated as of August 10, 2007, by Genius Products, Inc. and each of the other signatories thereto, as guarantors, in favor of Societe Generale (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed August 16, 2007).

99.5
Security Agreement, dated as of August 10, 2007, by and among Genius Products, LLC, Genius Products, Inc., each of the other signatories thereto and Societe Generale (incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed August 16, 2007).

99.6
Promissory Note, dated as of September 27, 2007, issued by Genius Products, LLC in favor of Genius Products, Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed October 3, 2007).

99.7
Amended and Restated Credit Agreement, dated as of November 1, 2007, by and among Genius Products, LLC, as borrower, Societe Generale, as administrative agent, collateral agent and L/C Issuer, the lenders party thereto, SG Americas Securities, LLC, as lead arranger and sole bookrunner, and Alliance & Leicester Commercial Finance plc, as managing lead arranger (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed November 6, 2007).

99.8
Amendment No. 1 to Allocation of Accounts Receivable and Intercreditor Agreement, dated as of November 1, 2007, by and among Genius Products, LLC, The Weinstein Company LLC and Societe Generale (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed November 6, 2007).

99.9
Reaffirmation of Guaranty Agreement, dated as of November 1, 2007, by Genius Products, Inc. and each of the other signatories thereto, as guarantors, in favor of Societe Generale (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed November 6, 2007).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS PRODUCTS, INC., a Delaware Corporation

Dated: November 14, 2007	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2007	By:	/s/ John Mueller
John Mueller Chief Financial Officer (Principal Financial and Accounting Officer)