Form 10-K
period 2007-12-31
GENIUS PRODUCTS INC
filed 2008-03-19
CIK 1098016

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $146,169,528 as of June 30, 2007 (computed by reference to the average of the bid and asked price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

There were 67,709,094 shares of the registrant’s common stock outstanding as of February 29, 2008.

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

BUSINESS

Overview

Genius Products, Inc. (the “Company” or “Management”), through our 30%-owned subsidiary, Genius Products, LLC (the “Distributor”), is a leading independent home entertainment products company that acquires, produces and licenses an extensive library of motion pictures, television programming, and  trend entertainment that is primarily sold on digital versatile disks (“DVD”) and digitally.  The Distributor works in partnership with major retailers to distribute widely recognized home entertainment brands to a diversified customer base.  The remaining 70% of the Distributor is owned by The Weinstein Company Holdings LLC (“TWC Holdings”) (which includes a 1% percentage interest owned indirectly through its wholly-owned subsidiary, W-G Holding Corp (“W-G Holding”)).  TWC Holdings is the parent company of The Weinstein Company LLC (“TWC”), the largest provider of content for our library.

Through the Distributor, for which the Company serves as managing member, we produce and distribute a vast and growing content library that encompasses approximately 3,550 feature films and documentaries and 4,000 hours of television programming.  This library includes feature films and television programming from critically acclaimed producers such as The Weinstein Company®, for which the Distributor has the exclusive U.S. home video distribution rights, and RHI Entertainment™ (Hallmark library).  Additional content, such as independent films, sports, family, and lifestyle productions, come from partnerships with established consumer brands:  IFC®, ESPN®, World Wrestling Entertainment®, Classic Media, Sesame Workshop®, Discovery Kids™, Animal Planet and The Learning Channel (TLC™).

The Distributor has developed a fully integrated direct-to-retail distribution platform that parallels the home entertainment divisions of the major Hollywood studios.  This platform provides direct sales and marketing, inventory management and state-of-the-art supply-chain services.  In collaboration with leading replicators and third-party logistics and supply-chain companies, we have rapidly scaled this network, which has helped to facilitate our rapid growth in revenues.

We primarily sell to major national retailers including Wal-Mart, Blockbuster Entertainment, Best Buy, Circuit City, Kmart, Target, Netflix, Costco, Sam’s Club, Amazon, Barnes & Noble, Borders, Toys R Us and Columbia House.  We co-produce programming with our branded content partners and mitigate the impact of our production costs through minimum guarantees from our revenue share partner, Blockbuster.  We believe that the strong relationships we have developed with these well-known retailers and branded content partners help promote and enhance consumer awareness of our programs.

We collaborate with our retail and content partners to create sales programs that exploit their widely recognized brands and endorse related content.  These sales programs focus on brands to provide the retailer with solutions that simplify the retailer’s buying process, improve shelf-space utilization, and help consumers quickly make informed purchase decisions.  Our ability to deliver unique, innovative solutions that improve the sales and rentals of our content has enabled us to compete successfully and maintain strong relationships with our retail and content partners.

We currently distribute our library on DVDs, next-generation DVDs, and electronically in a digital format.  We plan to continue to expand the distribution of our theatrical and non-theatrical products through the diverse and emerging digital distribution markets including: Video-on-Demand (“VOD”) and Electronic Sell-Through (“EST”) on the Internet to companies such as Amazon, Apple, MovieLink and Microsoft, Internet-based subscription VOD customers (such as NetFlix) and direct-to-television peer-to-peer network solutions.  Through our partnerships, we have released 128 theatrical and non-theatrical titles since inception (including ninety titles released in 2007).  The Distributor distributes products to basic channels distributed on cable, Direct Broadcast Satellite (“DBS”) and Internet Protocol Television (“IPTV”), which delivers television programming to households via a broadband connection using Internet protocols.  Further, we are exploring kiosk-based distribution with retailers.

Industry Overview

The traditional and Internet markets for entertainment products such as DVDs and compact discs (“CDs”) are highly competitive.  We face significant competition with respect to the number of products currently available in the marketplace and in securing distribution at retail outlets.  The costs of entry into the retail and Internet markets for competitive products are low, and there are no significant barriers to entry.

Established companies who compete with the Distributor include major studios such as Buena Vista (Disney), Fox (who distributes MGM and Lions Gate home entertainment products), Paramount, Sony, Warner Bros. and Universal Studios, as well as certain independent studios and suppliers, such as Image Entertainment.  The Distributor’s portfolio of owned and distributed content from The Weinstein Company®, ESPN®, World Wrestling Entertainment®, Sesame Workshop®, Classic Media and others provides the Distributor with a high volume of major studio quality, theatrically released feature films and direct-to-video releases, which we believe provides the Distributor with a strong competitive position in the marketplace.

Changes in the distribution, sale and use of home entertainment products have created significant business opportunities.  We believe these changes have driven the demand for branded content, and that this demand will grow based on several recent trends, including the following:

•
We believe that owners of major consumer entertainment brands are increasingly recognizing the retail channel as a critical component of their sales growth strategy.  This is due in part to the large installed base of 95.3 million DVD set-top households in the U.S. as at year-end 2007 (according to Adams Research, Hollywood After Market January 31, 2008 Newsletter, Vol. 14, No. 6) and the consolidation of retailers by national retail chains which offer exposure to a large population of consumers, as well as the emergence of new retailers who service their customer base through the Internet;

•
We believe that national retail chains, including Wal-Mart, Best Buy and Target, have focused on branded content for their retail environment in order to improve the sales and profitability of their largest retail categories, including home entertainment.

Home entertainment is the largest sector of filmed entertainment.  In 2007 DVD units sold to consumers were 1.1 billion.  Consumer spending on DVD purchases was $15.9 billion, a decline of 3.2% from 2006.  In addition, consumer spending on rental transactions was $8.2 billion (2.5 billion rental transactions, a decline of 2.2% from 2006).  Total home video consumer spending in 2007 was $24.1 billion (all data according to Adams Research, Hollywood After Market January 31, 2008 Newsletter, Vol. 14, No. 6).

Management believes that, with the end of the high definition format war, any lingering doubts about the strong near-term future of home video will be mitigated.  The impact should translate into reduced consumer confusion and an increase in high definition demand.  The Distributor plans to release titles on the Blu-Ray format in 2008.

Distribution/Supply Chain

Direct-to-Retail Distribution Platform

Through the Distributor, we have relationships with and are a direct supplier to nearly every major retailer or major wholesaler of entertainment-based products.  These relationships provide more control over our inventory, the ability to customize our distribution strategies for a large number of retail locations and independence from third-party wholesalers.  Through the Distributor, we provide Vendor Managed Inventory (“VMI”) services and contract with merchandisers to assist several of our most important retail partners in merchandising and managing their inventory.  Through our VMI system, we manage store level placement and replenishment of shelves.  Our in-store displays effectively highlight and promote our products and brands to the consumer.  We customize store-level distribution and replenishment strategies based upon analysis of each product relative to the retailer’s inventory plan, store traits, seasonal trends and forecasted store traffic, as well as the buying patterns, habits and demographics of consumers to whom the products are targeted.

Strong Relationships with Key Retailers

Our direct-to-retail distribution capabilities and independence from major film studios enable us to work with our retail and content partners to develop innovative programs.  We believe our retail-centric focus builds deeper relationships and gives us the opportunity to connect major brands with retailers and their customers, thereby increasing our level of business with our partners.  We work with both our retail and content partners to develop promotional plans, re-pricing strategies and volume forecasts for catalog as well as recently released titles.  We utilize tools to measure project effectiveness and customer feedback that enable us to develop unique programs to improve the level of service for our partners.

Wide Range of Diverse Retailers

Our ability to reach a wide variety of retailers enables us to access a broad spectrum of customer demographics through which we have attracted major brand partners and thereby enabled us to develop a diversified portfolio of content.  We currently distribute directly to a mixture of retailers, including:

•	Mass retail stores: Wal-Mart, Target, Kmart, Costco and Sam’s Club
•	Electronics stores: Best Buy, Fry’s and Circuit City
•	Bookstores: Borders and Barnes & Noble
•	Music retailers: Trans World Entertainment and Virgin
•	Emerging retailers: Amazon.com, Netflix, iTunes, Microsoft and MovieLink
•	Rental outlets: Blockbuster, Hollywood Video and Movie Gallery
•	Direct marketing companies: QVC and Columbia House

We also sell through key select wholesale distribution companies, including Ingram, Alliance Entertainment Corp., Video Products Distributors, and Baker & Taylor.

Content Partnerships

Our retail marketing and distribution expertise has attracted widely recognized brand content partners from major competitors.  For example, we were granted the exclusive home video distribution rights for ESPN®, which is owned by The Walt Disney Company.  We utilize widely recognized consumer branded content to improve customer recognition and purchase of our products, encourage repeat purchases, and manage marketing costs (which are typically lower for branded content than for comparable content not associated with a brand).  Our content strategy is primarily driven by our focus on retail partners’ requirements, which has led us to identify our four core content categories, which we call “Content Verticals”:

•	Theatrical/Independent Films (includes Independent Film Channel (IFC)® , RHI Entertainment™ (Hallmark library), Tartan, The Weinstein Company® and Wellspring™)
•	Sports (includes ESPN® and World Wrestling Entertainment® (“WWE”))
•	Lifestyle (includes Animal Planet and The Learning Channel (TLC™))
•	Family/Faith (includes Classic Media, Discovery Kids™, Entertainment Rights and Sesame Workshop®)

We believe that the breadth of our content portfolio allows us to compete effectively with the major studios in almost every major content segment.

The Distributor has released over 95 TWC theatrical titles on DVD, including the following recent or forthcoming releases:

Released Titles:
•	Halloween, directed by Rob Zombie
•	The Nanny Diaries, starring Scarlett Johansson and Laura Linney
•	Who’s Your Caddy?, directed by Don Michael Paul
•	Sicko, directed by Michael Moore (Fahrenheit 911)

•	Planet Terror, directed by Robert Rodriguez and starring Josh Brolin
•	1408, based on a short story by Stephen King and starring John Cusack and Samuel L. Jackson

Upcoming Titles:
•	The Hunting Party, starring Richard Gere and Terrence Howard
•	Grace is Gone, starring John Cusack
•	Awake, starring Hayden Christensen and Jessica Alba
•	The Mist, starring Thomas James and Marcia Gay Hayden
•	Control, starring Sam Riley and Samantha Morton
•	Pete Seeger: The Power of Song, documentary by Jim Brown
•	Dedication, starring Billy Crudup and Mandy Moore

The following selection of content releases and upcoming releases with the Distributor’s other major content partners demonstrates the breadth of the Distributor’s expanding film library:

Released Titles:		Partner
•	The Christmas Card, starring Ed Asner, John Newton and Alice Evans	RHI Entertainment™
•	Avenging Angel, starring Kevin Sorbo and Cynthia Watros	RHI Entertainment™
•	John Cena: My Life	WWE
•	Rey Mysterio: The Biggest Little Man	WWE
•	The Bronx is Burning	ESPN®
•	Ultimate NASCAR	ESPN®
•	Little People, Big World	Discovery/TLC™
•	Meerkat Manor	Animal Planet
•	Flight 27 Down	Discovery Kids™
•	Kenny the Shark	Discovery Kids™
•	Sesame Street: Ready for School!	Sesame Workshop®
•	Casper’s Scare School	Classic Media

Upcoming Titles:
•	Ten Commandments, starring Ben Kingsley, Christian Slater, Alfred Molina and Elliott Gould	Promenade Pictures
•	Tin Man, starring Zooey Deschanel, Alan Cumming, Neal McDonough and Richard Dreyfuss	RHI Entertainment™
•	Hogfather, based on the novel by Terry Pratchett	RHI Entertainment™
•	The Legacy of Stone Cold Steve Austin	WWE®
•	The Rock: The Most Electrifying Man in Sports Entertainment	WWE®
•	Sesame Street: Dinosaurs	Sesame Workshop®
•	Elmo’s Christmas Countdown	Sesame Workshop®
•	Jeff Corwin Experience	Animal Planet
•	Gorillas on the Brink	Animal Planet
•	LA Ink	TLC™
•	Trading Spaces: The Specials	TLC™
•	Turok: Son of Stone	Classic Media
•	Pat the Bunny Playdates	Classic Media

Proven Management Team

Our management team is comprised of seasoned home entertainment industry executives, some of whom have been involved in the home entertainment distribution industry with major Hollywood studios from its inception.  Additionally, our senior financial professionals have sophisticated media investment banking experience in capital markets transactions, content acquisitions and production financing.  We have attracted experienced personnel in home entertainment, acquisition, sales, marketing, distribution and finance.

Vision and Execution

A key driver of our business strategy is to exploit our extensive relationships with retailers and branded content providers to increase our share of the home video market and other entertainment products.  Our growth strategy centers on capitalizing from our direct-to-retail distribution platform to (i) increase business with existing and new content partners, (ii) engage in profitable production and licensing of new content, (iii) continue to expand into new markets and complementary businesses including digital distribution, interactive software (video games) and (iv) license our partners’ proprietary brands and content.  To achieve these goals, we intend to:

Further Penetrate Existing Retail and Content Partner Relationships

Our retail and content partner relationships and broad distribution and marketing capabilities offer multiple opportunities to increase business with our existing retail and content partners.  We actively pursue these opportunities through increasing the number of co-productions with our content partners, extending a successful project to other divisions of our retail partners, and fostering relationships built in one part of our retail partners’ organizations to win business opportunities in other divisions.

Co-Produce Content with Brand Partners

Some of our key distribution agreements, including those with ESPN®, WWE®, Sesame Street®, Classic Media and RHI Entertainment™, provide the opportunity to co-produce content in which we will own either a portion of or the entire copyright, earn a distribution fee and/or share in the profits of such content.  We anticipate that we will increase the number of co-productions to improve gross margins and expand our owned-content library.

Pursue Strategic Alternatives to Take Advantage of Fixed-Cost Infrastructure

We have built a fully integrated distribution and marketing infrastructure to deliver superior service to our retail and content partners.  We now plan to take advantage of our distribution and marketing infrastructure, as well as the expertise of our third-party supply-chain partners, to expand our home entertainment distribution business into: (i) other geographical markets such as Canada; (ii) the interactive software/video game distribution business, which is complementary to our existing supply-chain, retail and content partnerships; and (iii) licensing and marketing services for our branded content partners and retail customers.  While our focus is on internal growth, we may selectively pursue acquisitions that accomplish a previously identified strategic goal where acquiring that capability is more cost-effective than building it internally.  As an example, in April 2007, we acquired Castalian Music (as defined in Item 7), a direct response music and video company, from EMI.  The acquisition of Castalian Music enables us to provide our content partners an additional consumer channel.

The Weinstein Company Transaction

On July 21, 2006 (the “Closing Date”), the Company completed a transaction (the “TWC Transaction”) with TWC Holdings and W-G Holding (two subsidiaries of TWC) pursuant to which we launched the Distributor to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC.  On the Closing Date, the Company contributed substantially all of its assets (except for $1 million in cash and certain liabilities), its employees, and its existing businesses to the Distributor.

Thus, the Distributor is owned 70% by TWC Holdings and W-G Holding and 30% by the Company.  The 70% interest in the Distributor held by TWC Holdings and W-G Holding consists of Class W Units and is redeemable, at TWC Holdings’ and W-G Holding’s option commencing at any time from July 21, 2007  for up to 70% of the Company’s outstanding common stock, or with TWC Holdings’ and W-G Holding’s approval, cash.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units.

In addition, the Company issued an aggregate of 100 shares of its Series W Preferred Stock to TWC Holdings and W-G Holding in connection with the TWC Transaction.  The Series W Preferred Stock provides the holders thereof with (i) the right to elect five of the seven directors on our Board of Directors, of which two are currently TWC Holdings executives, (ii) majority voting power over other actions requiring approval of our stockholders, and (iii) the right to approve certain specified actions.  The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value.

On the Closing Date, the Company also entered into a Registration Rights Agreement with TWC Holdings and W-G Holding pursuant to which the Company agreed to register for resale the shares of the Company’s common stock issuable upon redemption of Class W Units in the Distributor currently held by them.  The Company and/or the Distributor entered into the following agreements on the Closing Date: (i) an Amended and Restated Limited Liability Company Agreement for the Distributor, (ii) a Video Distribution Agreement between the Distributor and TWC (the “TWC Distribution Agreement”), (iii) a Services Agreement between the Company and the Distributor and (iv) an Assignment and Assumption Agreement.

From December 5, 2005 through the Closing Date, the Company operated under an interim distribution agreement with TWC and recorded the results from titles we released for TWC on our financial statements. After the Closing Date, substantially all of the operating activities we previously conducted, as well as the results from releasing TWC product, are reflected in the financial statements of the Distributor.

For a full description of the TWC Transaction, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2006.

Suppliers and Compliance with Environmental Laws

We are not aware of any environmental laws that materially affect our business or the business of the Distributor.

Internet Business

Consumers who visit our website at www.geniusproducts.com can learn about us and the Distributor’s products.  We are also creating a business-to-business section that will allow retailers to gain access to promotional and marketing materials.  We believe that a continued Internet presence is desirable because it aids in consumer sales, business-to-business sales, brand exposure and retail sales.

Corporate Information

Genius Products, Inc. was incorporated in the State of Nevada on January 8, 1996 under the name Salutations, Inc.  In October 1999, we changed our name to Genius Products, Inc. to reflect our primary business of producing, publishing, licensing and distributing audio and video products under our “Baby Genius” brand.  In March 2005, we changed our state of incorporation to Delaware.

Genius Products, LLC was formed in the State of Delaware on May 10, 2005 as a wholly-owned subsidiary of The Weinstein Company Holdings LLC, and was originally named The Weinstein Company Funding LLC.  The company was renamed Genius Products, LLC on July 21, 2006 in connection with the TWC Transaction.

Our principal executive offices are located at 2230 Broadway, Santa Monica, California 90404, and our telephone number is (310) 453-1222.  Our Internet address is www.geniusproducts.com.

EMPLOYEES

As of December 31, 2007, the Company had 2 employees and the Distributor had 219 full-time employees and one part-time employee.

None of the Distributor’s employees are represented by an organized labor union.  We believe that the Distributor’s relationship with its employees is good, and neither the Company nor the Distributor has experienced an employee-related work stoppage.

INTERNET ACCESS TO OUR SEC REPORTS

Our Internet address is www.geniusproducts.com.  Through our website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports.  Our Proxy Statements for our Stockholder Meetings are also available through our website.  Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

We have a history of significant losses, and we may never achieve or sustain profitability.

The Company has incurred operating losses in all but two quarters since we commenced operations.  As of December 31, 2007, we had an accumulated deficit of $40.0 million.  Our net loss for the year ended December 31, 2007 was $10.1 million.  Our net loss before extraordinary gain for the year ended December 31, 2006 was $45.4 million. Our net loss for the year ended December 31, 2005 was $17.2 million.  Neither we nor the Distributor may ever achieve or sustain profitability in the future.   Our continued operating losses may have a material adverse effect upon the value of our common stock and may jeopardize our ability to continue our operations.

Our business, results of operations and financial condition depend principally on the success of the Distributor.

In July 2006 we contributed substantially all of our assets to the Distributor in exchange for a 30% interest in that entity.  As a result of that transaction, our business substantially consists of acting as the managing member of, and holding a membership interest in, the Distributor.  Accordingly, our business results of operations and financial condition depend almost exclusively on the successful operations of the Distributor.  Further, in the past the Distributor has provided and we expect the Distributor in the future to continue providing, funds to pay our operating costs, including the cost of preparing and filing reports with the SEC.  If the Distributor does not continue to provide these funds, our overhead may increase and our net income may decline as a percentage of revenues.

Failure to achieve and maintain effective disclosure controls or internal controls would have a material adverse effect on our ability to report our financial results timely and accurately.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. Company management has concluded that several material weaknesses relating to the internal controls and related structure existed as of December 31, 2007 at both the Company and the Distributor. While Company management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will be remediated timely, and be considered effective, nor can we give any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision. As such, until remediated, these weaknesses could adversely affect the accuracy or timing of future filings with the SEC and other regulatory authorities. There are also inherent limitations on the effectiveness of internal controls and financial reporting practices, including collusion, management override, and failure of human judgment. Because of this, control procedures and financial reporting practices are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal control over financial reporting or if and for so long as management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits result in a change of practices or new information or conclusions about our financial reporting) like the disclosed material weakness, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price. A discussion of these material weaknesses and our remediation efforts can be found in Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting.

If the Distributor continues to grow at a rapid pace, it may not be able to manage that growth effectively.

Initially the Company, then through its transfer of assets and operations to the Distributor in mid 2006, have each expanded operations rapidly since inception.  Net revenues increased from $22.3 million in fiscal 2005 (for the Company), to $274.6 million in fiscal 2006 (for the Company and Distributor combined), and to $474.1 million in fiscal 2007 (for the Distributor). This substantial growth has placed a significant strain on management systems and resources.  The Distributor is currently investing in new management information systems and related technology, increasing the number of employees in the affected areas, and improving processes.  However, if the Distributor’s operations continue to grow at this rate, the Distributor could experience serious operating difficulties in these and other areas (including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining manufacturing capacity to produce products, and delays in production and shipments), which could result in a material adverse effect on the Distributor and us.

The Distributor’s business depends upon the success of its relationship with TWC and our other key content suppliers.

A significant amount of the Distributor’s net revenue is derived from the distribution rights accorded to the Distributor under its distribution agreements with TWC and other key content suppliers.  Specifically, 67% of the Distributor’s net revenue in fiscal year 2007 was derived from TWC-controlled titles, compared to 84% in fiscal year 2006.  The Distributor’s results of operations and financial condition depend principally on the success of the relationships with TWC and other content suppliers.  To grow its business, the Distributor is reliant on the quantity and quality of theatrical and direct-to-video releases provided by TWC and its other content partners.  The failure of the Distributor to maintain its relationships with TWC and other key content suppliers would have a material adverse effect on the Distributor and us.

The motion picture industry is rapidly evolving, and recent trends have shown that audience response to both traditional and emerging distribution channels is volatile and difficult to predict.

The entertainment industry in general and the motion picture industry in particular continue to undergo significant changes, due both to shifting consumer tastes and to technological developments.  New technologies, such as video-on-demand and Internet distribution of films, have provided motion picture companies with new channels through which to distribute their films.  Accurately forecasting both the changing expectations of movie audiences and market demand within these new channels have proven challenging.

We cannot accurately predict the overall effect shifting audience tastes, technological change or the availability of alternative forms of entertainment may have on the Distributor.  In addition to uncertainty regarding the DVD market, there is uncertainty as to whether other developing distribution channels and formats, including video-on-demand, Internet distribution of films and high-definition, will attain expected levels of public acceptance or, if such channels or formats are accepted by the public, whether the Distributor will be successful in exploiting the business opportunities they provide.  Moreover, to the extent that these emerging distribution channels and formats gain popular acceptance, the demand for delivery through DVDs may decrease.

The Distributor faces intense competition.

The market for entertainment products, including DVDs and CDs, is highly competitive.  The Distributor faces significant competition from both Hollywood studios and other independent distributors with respect to the number of titles currently available and in securing distribution at retail outlets.  The costs of entry into the retail and Internet markets for competitive products are low, and there are no significant barriers to entry.  Many of the Distributor’s competitors are larger with established brand names, greater resources and access to established distribution channels, and therefore may be able to adapt more quickly to changes in customer requirements, devote greater resources to marketing and sale of their products, generate greater brand recognition or adopt more aggressive pricing policies than the Distributor.  As a result, the revenues, results of operation and financial position of the Distributor may be materially adversely affected.

The unauthorized use of the Distributor’s intellectual property rights may reduce revenues.

The success of the Distributor’s business is highly dependent on the maintenance by our content partners of intellectual property rights in the entertainment products the Distributor distributes.  New technologies such as peer-to-peer technology, high speed digital transmissions (including digital distribution of theatrical films) and some features of digital video recorders have made infringement of intellectual property in films and television programming easier and faster and enforcement of intellectual property rights more challenging.  Unauthorized use of intellectual property rights in the entertainment industry generally is a significant and rapidly growing phenomenon.  These developments may result in a loss of revenues as a result of sales of unauthorized products.

The loss of any major customer would harm us.

The Distributor does not have long-term agreements with its customers, nor is it an exclusive supplier to any of its retail customers.  If any customer were to reduce or cancel a significant order, it would have a material adverse effect on its business, results of operations and financial condition.  For 2007, Wal-Mart and Blockbuster Entertainment accounted for 34% and 20%, respectively, of the Distributor’s net revenues.  For the period from July 22, 2006 through December 31, 2006, Wal-Mart accounted for 31%  of the Distributor’s net revenues. At December 31, 2007, Wal-Mart and Target comprised 36% and 12% of the Distributor’s accounts receivable after allowances, respectively, while at December 31, 2006, Wal-Mart and Best Buy comprised 50% and 7% of the Distributor’s accounts receivable after allowances, respectively.

Substantially all of the Distributor’s revenues are derived from the distribution rights accorded to the Distributor under its distribution agreements with TWC and other key content suppliers.  Specifically, 84% of the Distributor’s net revenue for the period from July 22, 2006 through December 31, 2006, and 67% of the Distributor’s net revenue for fiscal 2007 were derived from its agreement with TWC.  The Distributor’s business, operational results and financial condition depend principally on the success of the relationships between it and these content suppliers.

The Distributor’s products are subject to returns.

The Distributor’s products are subject to return.  While we anticipate a certain level of returns, if product returns experienced by the Distributor are significantly greater than anticipated, it will negatively impact the business of the Distributor and us.  If the actual amount of customer returns significantly exceeds historic return rates, it would have an adverse effect upon the Distributor and our results of operations.

The Distributor’s cash flow may not be sufficient to meet its operational needs.

At December 31, 2007, the Distributor had cash balances of $3.1 million, with an additional $7.8 million of short-term and $3.3 million of long-term restricted cash.  The $7.8 million is part of the Distributor’s short-term liquid cash that had accumulated in a central lockbox account and can only be disbursed weekly pursuant to the terms of the “Allocation of Accounts Receivable and Intercreditor Agreement” entered into by and among  the Distributor, The Weinstein Company, LLC and Société Générale dated August 10, 2007.  The $3.3 million is comprised of:  (i) $3 million in a money market account, which is restricted pursuant to our credit facility with Société Générale and (ii) $0.3 million in a certificate of deposit which is securing a letter of credit on the Distributor’s Broadway lease.  The Distributor may need or choose to obtain additional financing to fund its activities in the future.  Funds could be raised by selling securities or by entering into credit agreements.  The Distributor may not be able to obtain additional funds on acceptable terms, or at all.  In addition, the Distributor’s ability to borrow funds in excess of certain agreed upon thresholds is subject to the approval of TWC Holdings.  If adequate funds are not available, the Distributor may be required to curtail its operations.

Inventory obsolescence may adversely affect the Distributor’s business.

The Distributor maintains a substantial investment in its DVD inventory, and if it overestimates the demand for a particular title, it may have to destroy excess inventory.  Further, the Distributor’s agreements with content providers may limit its ability to sell such titles at discounted prices.  The Distributor’s estimated allowances for obsolete or unmarketable inventory are based upon management’s understanding of market conditions and forecasts of future product demand, which are subject to change.  The Distributor reviews inventory for excess or obsolete product on a quarterly basis.  Obsolescence is determined by taking the total inventory on hand less the 12 months projected sales.  Any inventories in excess of 12 months are deemed 100% obsolete and a corresponding charge for obsolescence is recorded.  Obsolescence is calculated only on inventory for which the Distributor is responsible on a title-by-title basis, which includes all theatrical and direct-to-video titles.

The Distributor’s revenues and results of operations may fluctuate significantly.

The Distributor’s revenues and results of operations (and consequently our 30% equity interest in the Distributor) depend significantly upon the success of the motion pictures and television programming delivered by our content partners that we distribute and which cannot be predicted with certainty.  Accordingly, our revenues and results of operations may fluctuate significantly from period to period.  The results of one period may not be indicative of the results of any future period.  Our revenues and results are also significantly influenced by seasonality and in particular the all-important fourth quarter gift-giving season.  Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors.  This could cause the price of our common stock to fluctuate significantly.

Litigation may harm our business and the Distributor or otherwise distract management.

Substantial, complex or extended litigation could cause us and the Distributor to incur large expenditures and could distract management.  For example, lawsuits by licensors, employees or stockholders could be very costly and disrupt business.  While disputes from time to time are not uncommon, we may not be able to resolve such disputes on terms favorable to us and the Distributor.

Our business would be adversely affected if the Distributor lost key members of its executive management team.

We are highly dependent on the efforts and performance of the Distributor’s executive management team.  The loss of any key members of this team could result in our inability to manage our operations effectively or to execute our business strategy.  The failure to maintain or replace any such individuals could have a material adverse effect on the Distributor and us.

If we cease to serve as the managing member of the Distributor, we could become subject to the Investment Company Act of 1940.

The Amended and Restated Limited Liability Company Agreement of the Distributor (the “Distributor LLC Agreement”) contemplates that TWC Holdings or its designee will become the managing member of the Distributor, instead of the Company, if we become insolvent or bankrupt, if we violate the membership interest transfer restrictions in the Distributor LLC Agreement or if a lender forecloses on a security interest granted with respect to our Class G Units in the Distributor.  If we cease to serve as the managing member of the Distributor, then we could become subject to the Investment Company Act of 1940 (the “1940 Act”), which could have a material adverse effect on our business.

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

Decreasing retail shelf space may limit sales of the Distributor’s programming.

Revenues and results of operations are at risk from competition from major motion picture studios, music and game distributors, and other independent content suppliers for limited retail shelf space.  The failure by the Distributor to successfully compete for and procure retail shelf space for its products could have a material adverse effect on the Distributor and us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

On December 31, 2007, the Distributor entered into a lease commitment (the “New Maguire Lease”) with Maguire Properties – 3301 Exposition, LLC (“Maguire LLC”), pursuant to which the Distributor will rent approximately 40,520 square feet of office space in Santa Monica, California.  When complete, this facility will be the consolidated home office of the Company and the Distributor, housing all employees currently located at the Company’s and the Distributor’s Santa Monica offices.

The initial term of the New Maguire Lease is ten (10) years, commencing five (5) months after the completion of certain tenant improvements to be constructed by Maguire LLC (the “Occupancy Date”), which Occupancy Date is currently projected to be in July, 2008.  The Distributor has an option to extend the term of the New Maguire Lease for two (2) additional five (5) year terms, subject to the satisfaction of certain conditions specified in the New Maguire Lease.

As security for its obligations under the New Maguire Lease, the Distributor has delivered to Maguire LLC an irrevocable letter of credit in the amount of $1.5 million.  The aforementioned tenant improvements are being constructed at Maguire LLC’s expense in accordance with an agreed upon space plan and subject to certain conditions specified in the New Maguire Lease.

Also on December 31, 2007, the Distributor and Maguire Properties, L.P. (“Maguire LP”) amended the lease agreement, dated January 23, 2007 (the “Old Maguire Lease”),  under which the Distributor currently rents approximately 14,000 square feet of office space located in Santa Monica, California.  Under the amendment to the Old Maguire Lease, Maguire L.P. agreed to waive the Distributor’s monthly rent for a period commencing on January 1, 2008 through the Occupancy Date under the New Maguire Lease.  The Distributor has the right to terminate the Old Maguire Lease at any time upon five (5) business days’ prior written notice.  The Distributor’s accounting and finance departments are currently housed in this office space.

On October 12, 2007, Castalian, LLC, a wholly owned subsidiary of the Distributor (“Castalian”), entered into a lease agreement with 2800 OBI, LP (the “Castalian landlord”),  under which Castalian rents approximately 6,465 square feet of office space in Santa Monica, California.  This lease has a three (3) year term commencing on November 23, 2007.   Castalian also has the option to extend the lease for an additional three (3) year term upon the expiration of the initial term.

On January 5, 2007, the Distributor entered into a sublease agreement with The Advantage Network, LLC, under which the Distributor subleased to The Advantage Network, LLC its leasehold interest in a 5,603 square foot facility located in Solana Beach, California.  This sublease is for a term commencing February 1, 2007 and ending December 31, 2008.   Until March 2006, we used this facility as our principal executive offices pursuant to a sublease agreement entered into in November 2003.  The November 2003 sublease is for a five-year term which commenced in January 2004, and was assigned to the Distributor as part of the TWC Transaction.

On March 18, 2006, we entered into a five-year lease agreement for a 17,400 square foot facility located in Santa Monica, California.  This lease was assigned to the Distributor as part of the TWC Transaction.  This facility has been used as our, and the Distributor’s, principal executive offices.

On March 22, 2005, as part of the acquisition of American Vantage Media Corporation and Wellspring Media, Inc., we assumed office space in New York and Santa Monica on a month-to-month basis.  Effective as of April 30, 2006, we terminated our lease for the Santa Monica space.  Effective as of the Closing Date of the TWC Transaction, the Distributor assumed all of our rights and obligations under the New York lease, and continues to occupy the New York space.

On October 15, 2004, we entered into a sublease agreement for a 1,670 square foot facility located in Bentonville, Arkansas.  This sublease has a five-year term and expires in October 2009.  This sublease was assigned to the Distributor as part of the TWC Transaction.

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

FALCON PICTURE GROUP MATTER

On October 3, 2005, Falcon Picture Group, LLC (“Falcon”) commenced litigation against the Company in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that the Company breached the terms of a license agreement between Falcon and the Company by refusing to pay certain royalties to which Falcon allegedly was entitled.  On or about July 2007, Falcon was granted leave to file an amended complaint alleging further that the Company interfered with Falcon’s current and potential business relationships.  Falcon seeks damages resulting from the interference claim of approximately $0.4 million as well as $0.8 million relating to the claim for breach of the license agreement.  The court’s decision to grant leave to amend is not indicative of the merits of such amended claims as leave to amend proceedings in the early stages of litigation are routine procedural matters.

The Company has asserted various affirmative defenses to Falcon’s complaint, including, among other things, that Falcon in fact breached the license agreement by delivering defective content to the Company, double billed for content and failed to honor provisions in the license agreement requiring Falcon to indemnify the Company in the event of claims by third parties that the Company did not possess the legal right to sell Falcon content.  The Company has also asserted that the additional claims in Falcon’s amended complaint are unfounded, and that the damages asserted by the Company pursuant to its own claims will substantially exceed the damages sought by Falcon.  The Company believes that the evidence will demonstrate that there was no monetary default on its part under the license agreement insofar as, at the time of the alleged default, Falcon was indebted to the Company for an amount substantially in excess of the sum Falcon claims was past due.  Accordingly, the Company has commenced litigation against Falcon and its owner, Carl Amari, in the form of a counter claim seeking damages of approximately $1.5 million, exclusive of any award of attorneys’ fees, costs of suit and punitive damages to which the Company may also be entitled to recover.  Discovery is in its final stages but a trial date has not yet been scheduled.  The Company plans to continue to vigorously defend against Falcon’s allegations and to pursue its counter claim against Falcon.

ENTERTAINMENT RESOURCE MATTER

In June 2007, Larry S. Hyman, as assignee for Entertainment Resource, Inc. (“ERI”), commenced litigation against the Company in the Circuit Court of Broward County, Florida, Case No. 06-012249 CACE 05, based upon allegations, among other things, that the Company owes ERI for products delivered and sold to the Company by ERI between September 2005 and January 2006.  ERI seeks an award of $0.9 million.  The Company plans to vigorously defend against ERI’s allegations and has denied ERI’s allegations in response to their complaint.  Among other defenses, the Company plans to provide evidence that ERI owes to the Company approximately $1 million for products sold and delivered by the Company to ERI, which amount should be set-off against any amounts owing by the Company to ERI.  Discovery is in its early stages and the action has not been scheduled for trial.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 31, 2007, stockholders of the Company holding voting rights equivalent to seventy percent (70%) of the outstanding shares of our common stock executed written consents in lieu of a special meeting approving a reverse stock split of the Company’s common stock in an exchange ratio of (i) one-for-five, (ii) one-for-six, (iii) one-for-seven, or (iv) one-for-eight (the “Reverse Stock Split”), with the Company’s Board of Directors retaining the discretion of whether to implement the Reverse Stock Split and which exchange ratio to implement.  The Company’s Board of Directors approved the proposed Reverse Stock Split on September 28, 2007, but the Board of Directors has not yet determined whether to implement the Reverse Stock Split or which exchange ratio to implement.  A complete description of the proposed Reverse Stock Split is included in the Company’s Definitive Information Statement filed with the SEC on October 31, 2007.

Our 2007 Annual Meeting of Stockholders was held on December 5, 2007.  Of the 67,673,344 shares eligible to vote, 50,161,285 appeared by proxy and established a quorum for the meeting.  The singular matter considered at the annual meeting was the election of directors, with the holders of our common stock entitled to appoint two directors and the holders of our Series W Preferred Stock entitled to appoint five directors.  The items listed in the table below were approved by, respectively, a majority of the common stockholders appearing at the meeting and a majority of the Series W Preferred stockholders appearing at the meeting.

		VOTES FOR	VOTES AGAINST	VOTES WITHHELD	NOT VOTED
1.	Election of Directors by Common Stockholders
	Stephen K. Bannon	45,401,109	126,000	4,634,176	0
	Trevor Drinkwater	45,526,109	1,000	4,634,176	0

		VOTES FOR	VOTES AGAINST	VOTES WITHHELD	NOT VOTED
2.	Election of Directors by Series W Preferred Stockholders
	Bradley A. Ball	100	0	0	0
	James G. Ellis	100	0	0	0
	Herbert Hardt	100	0	0	0
	Larry Madden	100	0	0	0
	Irwin Reiter	100	0	0	0

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

YEAR	PERIOD	HIGH	LOW

Calendar Year 2006	First Quarter	$2.35	$1.62
	Second Quarter	2.08	1.55
	Third Quarter	2.12	1.63
	Fourth Quarter	2.72	1.78

Calendar Year 2007	First Quarter	$3.30	$2.53
	Second Quarter	3.32	2.63
	Third Quarter	2.96	2.30
	Fourth Quarter	2.85	1.59

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

Stock Performance Graph

The following graph compares the performance of our common stock over the five preceding fiscal years to the weighted average performance over the same period of the stock of companies included in the NASDAQ Composite Index and the S&P Movies and Entertainment Index.  The graph assumes $100 was invested at the close of trading on December 31, 2002 in our common stock and in each of the indices and that all dividends were reinvested.  The stockholder return shown on the graph below should not be considered indicative of future stockholder returns, and we will not make or endorse any predictions of future stockholder returns.

Stockholders

As of February 29, 2008, we had 67,709,094 shares of common stock issued and outstanding which were held by 184 stockholders of record, including the holders that have their shares held in a depository trust in “street” name. The transfer agent for our common stock is Interwest Transfer Company, 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of December 31, 2007.

(Securities in thousands)
	Number of securities to be issued Upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	28,196	$2.06	8,290
Equity compensation plans not approved by security holders	—	—	—
Total	28,196	$2.06	8,290

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

Genius Products, Inc.

(In thousands), except per share data	Years Ended December 31,
	2007*	2006*	2005	2004	2003
Statement of Operations data:
Revenues, net of sales returns, discounts and allowances	$-	$119,011	$22,328	$16,630	$3,069
Cost of revenues	-	130,870	22,883	13,893	2,150
Gross profit (loss)	-	(11,859)	(555)	2,737	919
Operating expenses (income):
General and administrative	1,869	19,867	14,747	8,231	3,531
Restructuring	-	-	2,745	-	-
Gain on sale, related party	-	(63)	(1,352)	-	-
Equity in net loss from Distributor	10,225	7,989	-	-	-
Total operating expenses	12,094	27,793	16,140	8,231	3,531
Loss from operations	(12,094)	(39,652)	(16,695)	(5,494)	(2,612)
Net interest income (expense)	355	86	(465)	(551)	(130)
Loss before provision for income taxes	(11,739)	(39,566)	(17,160)	(6,045)	(2,742)
Provision (benefit) for income taxes	(1,614)	5,797	1	1	1
Extraordinary gain, net of taxes	-	54,203	-	-	-
Net income (loss)	$(10,125)	$8,840	$(17,161)	$(6,046)	$(2,743)

Basic and diluted earnings per common shares
Loss before extraordinary item	$(0.15)	$(0.74)	$(0.42)	$(0.25)	$(0.16)
Extraordinary item	-	0.89	-	-	-
Net income (loss)	$(0.15)	$0.15	$(0.42)	$(0.25)	$(0.16)
Basic and diluted weighted average common shares	66,222	60,949	40,400	23,827	17,574

Balance Sheet data:
Cash and cash equivalents	$1,757	$3,745	$30,597	$1,224	$941
Working capital	1,669	3,707	21,441	60	1,150
Investment in Distributor	73,823	84,796	-	-	-
Total assets	83,881	89,428	76,365	12,996	5,575
Redeemable common stock	-	-	414	395	491
Deferred gain, related party	-	-	1,212	-	-
Total stockholders' equity	72,277	75,483	55,188	4,432	2,723

*For 2007 and 2006, the financial data reflects results from the Company's venture with The Weinstein Company, and will not be comparable to prior years. 2006 results reflect operations of Genius Products, Inc. from January 1 through July 21, 2006 and the Company's equity in net loss from the Distributor from July 22 through December 31, 2006. During 2007, the Company had no operations. Its operating loss is comprised of general and administrative expenses and equity in net loss from the Distributor for the fiscal year.

Genius Products LLC

(In thousands)	Years Ended December 31,
	2007	2006*
Statement of Operations data:

Revenues, net of sales returns, discounts and allowances	$474,087	$155,591
Cost of revenues	451,597	168,044
Gross profit (loss)	22,490	(12,453)
Operating expenses (income):
General and administrative	38,440	7,566
Total operating expenses	38,440	7,566
Loss from operations	(15,950)	(20,019)
Interest Expense	(2,232)	(195)
Interest income and other	484	504
Net loss	$(17,698)	$(19,710)

* For 2006, the financial data reflects results from July 22 through December 31, 2006.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE WEINSTEIN COMPANY TRANSACTION.

On July 21, 2006 (the “Closing Date”), the Company completed a transaction (the “TWC Transaction”) with TWC Holdings and W-G Holding (two subsidiaries of TWC) pursuant to which we launched the Distributor to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC.  On the Closing Date, the Company contributed substantially all of its assets (except for $1 million in cash and certain liabilities), its employees, and its existing businesses to the Distributor.

Thus, the Distributor is owned 70% by TWC Holdings and W-G Holding and 30% by the Company.  The 70% interest in the Distributor held by TWC Holdings and W-G Holding consists of Class W Units and is redeemable, at TWC Holdings’ and W-G Holding’s option commencing at any time from July 21, 2007  for up to 70% of the Company’s outstanding common stock, or with TWC Holdings’ and W-G Holding’s approval, cash.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units. (see Equity Investment in Distributor section below).

In addition, the Company issued an aggregate of 100 shares of the Company’s Series W Preferred Stock to TWC Holdings and W-G Holding in connection with  the TWC Transaction.  The Series W Preferred Stock provides the holders thereof with (i) the right to elect five of the seven directors on the Company’s Board of Directors, of which two are currently TWC executives, (ii) majority voting power over other actions requiring approval of our stockholders, and (iii) the right to approve certain specified actions.  The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value.

On the Closing Date, the Company entered into a Registration Rights Agreement with TWC Holdings and W-G Holding pursuant to which we agreed to register for resale the shares of our common stock issuable upon redemption of Class W Units in the Distributor currently held by them.  The Company and/or the Distributor also entered into the following agreements on the Closing Date: (i) an Amended and Restated Limited Liability Company Agreement of the Distributor, (ii) a Video Distribution Agreement (the “TWC Distribution Agreement”), (iii) a Services Agreement, and (iv) an Assignment and Assumption Agreement.

From December 5, 2005 through the Closing Date, the Company operated under an interim distribution agreement with TWC and recorded the results from titles we released for TWC on our consolidated financial statements. After the Closing Date, substantially all of the operating activities we previously conducted, as well as the results from releasing TWC product, are reflected in the financial statements of the Distributor.

For a full description of the TWC Transaction, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2006.

For the period from July 22, 2006 through December 31, 2007 (after the Closing Date), we accounted for our investment in the Distributor using the equity method of accounting.  Under the equity method of accounting, only the Company’s investment in and amounts due to and from the Distributor are included in our consolidated balance sheet.  As a result, we recorded an asset on our balance sheet related to our investment interest in the Distributor.  In our statement of operations, we recorded our 30% share of the Distributor’s loss as equity in net losses from the Distributor.  We recorded an extraordinary gain on sale of $54.2 million, after taxes, upon consummation of the TWC Transaction based on the difference between the fair market value of assets contributed and their net book value, reduced for the portion of the gain associated with our retained economic interest in the Distributor.  We entered into a master contribution agreement related to the TWC Transaction effective December 5, 2005 and operated under an interim distribution agreement with TWC through July 21, 2006.  During that period, we recorded the results from releasing TWC titles in our financial statements.  After the Closing Date, substantially all of the operating activities that we previously conducted, including releasing TWC products, are reflected in the financial statements of the Distributor.

The information in this Annual Report pertaining to our business operations reflects the operations of the Company prior to the Closing Date and the operations of the Distributor after the Closing Date.  In addition, we are including stand-alone financial statements and footnotes of the Distributor, which are located immediately following the footnotes for the Company.

CRITICAL ACCOUNTING POLICIES

NOTE:  THE FOLLOWING CRITICAL ACCOUNTING POLICIES ARE CONSISTENTLY APPLIED BY BOTH THE COMPANY AND THE DISTRIBUTOR  (For further details, refer to Note 2 in the Financial Notes and Disclosure section incorporated herein by reference)

ALLOWANCE FOR SALES RETURNS, PRICE PROTECTION, CUSTOMER DISCOUNTS, CUSTOMER DEDUCTIONS AND BAD DEBTS.

We calculate the allowance for doubtful accounts and provision for sales returns based on management’s estimate of the amount expected to be uncollectible or returned on specific accounts.  We provide for future returns and price protection for releases of home video product at the time the products are sold. We calculate an estimate of future returns of product by analyzing units shipped, units returned and point of sale data to ascertain consumer purchases and inventory remaining with retail to establish anticipated returns.  Price protection is calculated on a title by title basis.  The objective of price protection is to mitigate returns by providing retailers with credits to ensure maximum consumer sales.  Price protection is granted to retailers after they have presented the company an affidavit of existing inventory.

Other factors are taken into consideration in the calculation of future returns such as title genre, historical returns, projections of consumer demands, box office and other research.  We allow for future returns on non-theatrical titles by analyzing a combination of historical returns, point of sale data and product seasonality.

We provide for customer discounts based on arrangements entered into on a customer-by-customer basis.  We set aside reserves for bad debts and customer deductions based on management’s estimate of the amounts expected to be uncollectible on specific accounts.

INVENTORIES.

Inventories consist of raw materials and finished goods, and these are valued at the lower of cost or market.  As of January 1, 2007, the Distributor changed its method for valuing inventory from an average cost basis to the first-in, first-out method (“FIFO”) of valuation, which is the predominant method used in the industry.  The Distributor does not believe that this change in accounting method had a material effect on the Distributor's consolidated financial statements.

We review inventory for excess or obsolete product on a quarterly basis.  Obsolescence is determined by taking the total inventory on hand less the 12 months projected sales.  Any inventories in excess of 12 months are deemed 100% obsolete and a corresponding charge for obsolescence is recorded.  Obsolescence is calculated only on inventory for which the Distributor is responsible on a title-by-title basis, which includes all theatrical and direct-to-video titles.

LONG-LIVED ASSETS.

Film Library: As of July 21, 2006, the Company transferred all of its film library to the Distributor.  The Distributor capitalizes the costs of production and acquisition of film libraries. In accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), the Distributor amortizes costs to cost of revenues, using the individual film forecast method over a period of ten years or less.

The film library is stated at the lower of amortized cost or estimated fair value.  The fair value of its film library is determined using management’s future revenue and cost estimates, and the valuation of films is reviewed on a title-by-title basis. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when an event or change in circumstances indicates that the fair value of its film is less than its unamortized cost, an impairment loss is recognized by recording additional amortization in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of film library may be required as a consequence of changes in management’s future revenue estimates.

Goodwill and Other Intangible Assets: We evaluate the carrying value of goodwill as of December 31 of each year. Per the requirements of FAS 142, “Goodwill and Other Intangible Assets,”  between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its net book value, we would book an impairment charge. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.

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

ROYALTIES AND PARTICIPATIONS.

As of July 21, 2006, the Company transferred all of its advances to the Distributor.

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

Participation costs due to TWC are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue.  The Distributor amortizes the participations to cost of revenues using the individual film forecast method. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions.

REVENUE RECOGNITION.

Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of SOP 00-2 and Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition. Revenues are recorded upon the receipt of goods by the customer for titles that are available for consumer purchase.  Costs of sales and an allowance for returns, rebates and discounts are recorded at the time of revenue recognition.  Revenues from revenue sharing arrangements are recognized as follows:   (i) in the case of by title guarantees, when the product is available for consumer rental and (ii) in the case of revenues derived from overages (i.e., revenue sharing arrangements when the Distributor’s agreed-upon share of consumer rentals exceeds the guarantee), one month after receipt.  Revenues from royalties are recognized when received.  Revenues from licensing are recognized when all required deliverables of a title are received and accepted by the licensee.  Revenue for shipments of titles not available for consumer purchase are deferred and only recognized when that title is available for consumer purchase.  Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.  Long-term, non-interest bearing receivables are discounted to present value.

OFF-BALANCE SHEET ARRANGEMENTS.

The Company had no off-balance sheet arrangements as of fiscal year-end 2007.

STOCK-BASED COMPENSATION.

Under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which was adopted by the Company beginning on January 1, 2006, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period using a modified prospective application. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense is based on the grant date fair value for share-based awards granted subsequent to January 1, 2006, and share-based awards granted prior to, but not yet vested as of January 1, 2006.

Subsequent to the Closing Date of the TWC Transaction, the Company’s stock-based compensation expense consists of expense associated with stock options held by and subsequently granted to independent members of the Company’s Board of Directors.  The stock-based compensation expense associated with the former employees of the Company, who became employees of the Distributor as of the Closing Date, is recorded on the books of the Distributor.  Stock-based compensation expense is calculated using the Black-Scholes-Merton formula as our closed-form valuation option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, per the requirements of FAS123R, that include: (i) the option's expected term, (ii) the estimated future price volatility of the underlying stock, (iii) the risk-free interest rate, (iv) the dividend yield and (v) expected forfeiture.

The Distributor records stock-based compensation expense associated with Company stock options held by and subsequently granted to the Distributor’s employees (the former employees of the Company before the TWC Transaction) in accordance with Emerging Issues Task Force EITF Issue No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” (“EITF 00-12”).  EITF 00-12 requires that the Distributor recognize the costs of stock-based compensation incurred by an investor on its behalf.

For a complete discussion of the Option Model and assumptions used to calculate stock-based compensation expense, please refer to Note 7 in the Footnotes and Disclosures.

NOTE:  THE FOLLOWING CRITICAL ACCOUNTING POLICIES ARE APPLIED ONLY BY THE COMPANY

INVESTMENT IN DISTRIBUTOR

The amount initially recorded for our investment in the Distributor was partially based on our fair value as determined by reference to the quoted market price of the Company’s common stock at the close of the market on the Closing Date of the TWC Transaction and partially based on the historical basis of the net assets surrendered in the TWC Transaction. The carrying amount of the Company’s investment in the Distributor is adjusted to recognize our share of the earnings or losses of the Distributor after the TWC Transaction. Pursuant to Accounting Principles Bulletin No. 18, we are required to periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately, resulting in an impairment loss.

INCOME TAXES

The Company files a consolidated corporate tax return and accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when some portion or the entire deferred tax asset will not be realized on a more likely than not basis.  Based on the Company’s assessment of all available evidence, the Company has concluded that its deferred tax assets are not more likely than not to be realized. This conclusion is based primarily on our history of net operating losses, annual net operating loss limitations under Internal Revenue Code (“IRC”) Section 382, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets.  Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability related to its investment in the Distributor.  The deferred tax liability related to the Distributor is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis.

THE COMPANY

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto of the Company contained in this report.  The discussion contains forward-looking statements that relate to future events or the Company’s future financial performance that involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. For additional information concerning these factors, see the information under the caption “Risk Factors” in Item 1A above.

Results of Operations for the Company

Concurrently with the closing of the TWC Transaction, the Company contributed to the Distributor all of its operating business, including substantially all of its assets.  Thus, the results of operations of the Company relate to the operations of the Distributor.  We account for our 30% investment in the Distributor using the equity method of accounting, pursuant to Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”).  On our consolidated statement of operations subsequent to the Closing Date of the TWC Transaction, we record our 30% share of the Distributor’s profit (loss) as equity in net earnings (loss) from Distributor, adjusted for basis differences and costs incurred by the Distributor on behalf of the Company.   Per the requirements of APB 18, we periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately as an impairment loss (see Investment in Distributor under Critical Accounting Policies above).  Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included as an asset in our consolidated balance sheet.

With the restructuring of its business, the Company’s results of operations for the fiscal year 2007 are not comparable to its results of operations for the fiscal year ending December 31, 2006.  Hence, we did not present a direct comparison of the results of operations as of December 31, 2007 with the results for the fiscal year ended December 31, 2006.  The financial condition discussion therefore focuses on a description of the results of the Company for the fiscal years ended December 31, 2007 and December 31, 2006.

The Company does not report its different product lines as segments as defined by  SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), because we do not allocate our resources among product lines nor do we measure performance by product line.  We do not maintain discrete financial information regarding product lines.  Our sales, marketing and product development efforts among our different product lines are supported by one integrated group of individuals.  Additionally, our warehousing costs also reflect support of all product lines and as such cannot be segmented.

Revenues

The Company had no revenue for the year ended December 31, 2007.  All of the revenues are reflected in the results of operations of the Distributor.

Costs and expenses

Cost of Revenues

The Company had no costs of revenues for the year ended December 31, 2007.  All of the costs of revenues are reflected in the results of operations of the Distributor.

Operating Expenses

The Company had general and administrative expenses of $1.9 million for the year ended December 31, 2007.  The general and administrative expenses reflect an allocation of the public company costs borne by the Distributor on behalf of the Company.

General and administrative expenses were $19.9 million for the year ended December 31, 2006 and 17% of net revenues.

For the year ended December 31, 2007, the Company’s 30% equity in the net loss of the Distributor was $10.2 million.

For the 163-day period from July 22 through December 31, 2006, the Company’s 30% equity in the net loss of the Distributor was $8.0 million.

Other Income and Expense

The Company had net interest income of $0.4 million for the year ended December 31, 2007.  Interest income relates to interest earned on outstanding cash balances, as well as the interest accrued on the two promissory notes totaling $8.0 million issued by the Distributor to the Company on September 27, 2007 and November 1, 2007, respectively.

The Company had an income tax benefit of $1.6 million for the year ended December 31, 2007.  As a result of the foregoing, the Company’s net loss was $10.1 million for the year ended December 31, 2007.

As of December 31, 2007, the Company had total net operating loss carry-forwards for federal and state income tax purposes of $58.6 million and $49.3 million, respectively, which start expiring in 2011 through 2027.  Included in our total net operating loss carryover, is approximately $17.6 million of net operating losses we inherited as a result of the AVMC acquisition pertaining mainly to the Wellspring division.  The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The net increase in our valuation allowance was $2.3 million in 2007, $2.4 million in 2006, and $12.3 million in 2005.  The Company has recorded a net deferred tax liability relating to its investment in the Distributor.  The deferred tax liability related to the Distributor is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis. Factors that are considered in the evaluation of the recoverability of the deferred tax asset are continued profitability and our ability to meet our future forecasts.  In general, any realization of our net deferred tax asset will reduce the effective tax rate in future periods.

On July 21, 2006, as a result of the closing of the TWC Transaction, the Company recorded an extraordinary gain of $54.2 million after taxes.  The extraordinary gain represents the fair value of the 70% interest in the Company relinquished in the TWC Transaction, determined by reference to the Company’s equity market capitalization on July 21, 2006, less the carrying amount of net assets.

The Company had net interest income of $0.1 million for the year ended December 31, 2006. Interest income relates to interest earned on outstanding cash balances, and interest expense was associated with notes payable that were partially repaid in the first quarter.

The Company had income tax expense of $5.8 million for the fiscal year ended December 31, 2006.

As a result of the foregoing, the net loss before extraordinary gain was $45.4 million for the year ended December 31, 2006.  Net income was $8.8 million for the year ended December 31, 2006.

Liquidity and Capital Resources

The Company transferred all of its operations in fiscal 2006 to the Distributor, of which it owned a 30% equity interest.  Net cash provided by operations was $0.4 million during the year ended December 31, 2007.

Cash used in investing activities of $8.0 million was attributable to the promissory notes for two loans provided to the Distributor in the fourth quarter of 2007.  This funding was for the Distributor’s working capital requirements.

Cash provided by financing activities for the year ended December 31, 2007 was $5.7 million and is comprised of the proceeds from the exercise of warrants and options.

At December 31, 2007, the Company had cash balances of $1.8 million.

We may consider additional issuance of equity and debt financing to fund future growth opportunities. Although we believe that the Distributor’s expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2008, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control. Although we own a 30% equity interest in the Distributor, we only have access to the cash on the Distributor’s balance sheet to the extent that we agree with our partner, TWC Holdings, to make a distribution to us.  As of December 31, 2007, the Company had no off-balance sheet arrangements.

THE DISTRIBUTOR

The following discussion and analysis of the financial condition and results of operations of the Distributor should be read in conjunction with the financial statements of the Company and notes thereto attached to this report. The discussion contains forward-looking statements that relate to future events or the Distributor’s future financial performance that involve known and unknown risks, uncertainties and other factors that may cause the Distributor’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  For additional information concerning these factors, see the information under the caption “Risk Factors” in Item 1A above.

Results of Operations of the Distributor

The discussion in this section reflects the results of operations of the Distributor for the year ended December 31, 2007.  The TWC Transaction closed on July 21, 2006.  After the closing of the TWC Transaction, substantially all of the operating activities previously conducted by the Company, including the results from releasing TWC products, were transferred to the Distributor.  Consequently, the results of operations are reflected in the financial statements of the Distributor.  Since the TWC Transaction closed mid-calendar year 2006, we did not compare the results of fiscal 2007 with those of the prior year due to the fact that the Distributor did not have comparable period reporting financials for the fiscal year ending December 31, 2006.  We did present, however, a quarterly comparison of the results of operations for the three-month period ending December 31, 2007 to the three-month period ending December 31, 2006 and to the three-month period ending September 30, 2007.

The Distributor does not report its different product lines as segments as defined by SFAS No. 131 because it does not allocate its resources among product lines nor does it measure performance by product line.  The Distributor does not maintain discrete financial information regarding product lines.  The Distributor’s sales, marketing and product development efforts among its different product lines are supported by one integrated group of individuals. Additionally, the Distributor’s warehousing costs also reflect support of all product lines and as such cannot be segmented.

Revenues

The Distributor generated revenue of $474.1 million, net of sales returns, discounts and allowances of $177.3 million for the fiscal year ended December 31, 2007, compared to $155.6 million, net of sales returns, discounts and allowances of $72.0 million, for the period July 22 through December 31, 2006.

Revenues for the year ended December 31, 2007 were primarily composed of sales of TWC titles, of which the top five revenue generators were:  Scary Movie 4, Hoodwinked, 1408, Derailed and Halloween, in addition to sales of branded content, including titles such as the Christmas Classics Giftset, under our agreements with Classic Media, WWE®, Sesame Street®, Arts Alliance and RHI Entertainment™.  For the 163 days ended December 31, 2006 the primary TWC titles generating revenues were:  Scary Movie 4, Lucky Number Slevin, Pulse, Feast and Clerks 2, and sales of branded and proprietary ESPN® and WWE® titles on DVD.

Consistent with the operations of other retail product distributors, the Company historically experienced some degree of sales seasonality.  Subsequent to the July 21, 2006 completion of the TWC Transaction, sales seasonality is directly reflected only in the revenues and operations of the Distributor and indirectly for the Company’s results of operations, through its equity interest in the Distributor.  Historically the Company observed higher sales during the last two calendar quarters than during the first two quarters and expect this trend to continue with the Distributor.

In the past, the Company was subject to higher product returns during the first two calendar quarters than during the last two calendar quarters. However, historic changes in revenues may not be indicative of future trends and may not track industry seasonality norms.

The Distributor does not have long-term agreements with its customers, nor is it an exclusive supplier to any of its retail customers.  If any customer were to reduce or cancel a significant order, it would have a material adverse effect on its business, results of operations and financial condition.  For 2007 Wal-Mart and Blockbuster Entertainment accounted for 34% and 20%, respectively, of the Distributor’s net revenues.  For the period from July 22, 2006 through December 31, 2006, Wal-Mart accounted for 31% of the Distributor’s net revenues.

Costs and expenses

Cost of Revenues

Cost of revenues consists primarily of the raw material and manufacturing costs of products sold to customers, packaging and shipping costs, advertising and marketing expenses, the amortization of the film library, participation and intangible expenses, and royalties.  Participation expenses that relate to the TWC Distribution Agreement are accrued in the proportion that the current year’s revenues for a title bear to management’s estimates of the ultimate revenues expected to be recognized for the respective title.

The Distributor’s total cost of revenues for the year ended December 31, 2007 were $451.6 million, compared to $168.0 million, for the period July 22 through December 31, 2006.  Cost of revenues is comprised of the following:

Manufacturing and distribution expenses were $113.8 million for 2007, or 24.0% of net revenues compared to $54.2 million, or 34.9% of net revenues, for the period July 22 through December 31, 2006.  Manufacturing and distribution expenses were primarily driven by the video release costs of TWC’s titles, several of which major titles are highlighted in the discussion below of advertising and marketing expenses.

The Distributor’s advertising and marketing expenses were $58.2 million for 2007, or 12.3% of net revenues, compared to $24.6 million, or 15.8% of net revenues, for the period July 22 through December 31, 2006.  In fiscal 2007, these expenses were principally due to the advertising campaigns for the video release of TWC’s titles, including: Halloween, 1408, Planet Terror, Death Proof and Hannibal Rising.   For period July 22 through December 31, 2006, the advertising campaigns were for the video release of TWC’s title:  Scary Movie 4, Lucky Number Slevin, Pulse, Feast and Clerks 2.  Advertising and marketing expenses are recorded in the period in which these expenses are incurred.

The Distributor’s amortization and participation expenses were $279.6 million for 2007, or 59.0% of net revenues, compared to $89.2 million, or 57.4% of net revenues, for the period July 22 through December 31, 2006.  These expenses included amortization of libraries, intangibles and participation expenses related to TWC and other licensors.  Participation expenses for TWC in fiscal 2007 were $170.7 million, compared to $72.7 million, for the period July 22 through December 31, 2006.

As a result of the amendment to the TWC Distribution Agreement described in Item 13 below, TWC’s participation expenses in 2007 were impacted by the following:

i)
Historically, a Direct-to-Video (“DTV”) release under the TWC Distribution Agreement was defined as a title that was not released theatrically prior to its initial home video release date.  As a consequence of the above-mentioned amendment, this definition was amended so that a DTV release means any title that was not released theatrically prior to its initial home video release date or was released theatrically prior to its home video release, but whose U.S. theatrical box office revenue prior to its initial home video release date was less than $0.5 million.  The classification of titles according to the revised definition applied both prospectively and retrospectively.  The effect of this change was a benefit of $0.8 million to cost of revenues in 2007.

ii)
Historically, returns processing costs were absorbed by the Distributor under the TWC Distribution Agreement.  Pursuant to the above-mentioned amendment, TWC and the Distributor agreed that TWC would absorb the cost of returns processing both retrospectively and prospectively.  The effect of this change was a benefit to the Distributor of $2.9 million in 2007 and an additional $1.7 million to be recognized in future periods.  TWC revenue and cost of sales are recognized upon meeting all recognition requirements of SOP 00-2.

iii)
Under the TWC Distribution Agreement, the video ratio calculation is a measurement of the Distributor’s performance in exploiting TWC’s titles.  With respect to the year ending December 31, 2007, the measurement period is January 1 to December 31, 2007.  The “measured films” were those films that were theatrically released after November 1, 2005 and had their initial video release during the period October 1, 2006 through September 30, 2007.  The “annual video ratio” for the measurement period is calculated by dividing the total adjusted net contribution for all measured films by the US theatrical box office for all such measured films.  The result of this calculation was an increase in the Distributor’s fee from 5% to 6%.  The benefit to the Distributor’s cost of sales for fiscal 2007 was $2.9 million.  This calculation is not included in the SOP 00-2 calculations, as it is considered a “Performance Bonus” and the adjusted fee re-sets to 5% for the next fiscal year (2008).

Entertainment Rights PLC, through their affiliate, Classic Media, granted the Distributor a concession in supply chain-related costs amounting to $1.0 million for the period ending December 31, 2007.  The resulting concession was a benefit of $1.0 million to the Distributor’s cost of revenues.

Operating Expenses

The Distributor’s general and administrative expenses were $38.4 million, or 8.1% of net revenues, for the year ended December 31, 2007, compared to $7.6 million, or 4.9% of net revenues, for the period July 22 through December 31, 2006.  General and administrative expenses primarily relate to payroll, rent, professional service fees, as well as warrants and options expense. The increase of $30.8 million in general and administrative expenses in fiscal 2007 over the period July 22 through December 31, 2006 was driven by the following factors:  (i) increased headcount from an average of 100 employees for the 163 days ending December 31, 2006, to 219 employees for the year ending December 31, 2007; (ii) an increase in professional service fees of $ 1.2 million; and (iii) exceptional rent expense due to the rapid expansion of the Distributor’s business, whereby the Distributor had to lease property on a month-to-month basis at higher than market rates, until a permanent lease could be concluded (see Item 2).

Other Income and Expense

The Distributor had net interest expense of $1.7 million for the year ended December 31, 2007, or 0.4% of net revenues, compared to net interest income of $0.3 million, or 0.2% of net revenues, for the period July 22 through December 31, 2006.  Interest income related to interest earned on outstanding cash balances.  For 2007, interest expense related to interest on outstanding balances due to licensors, to the Company and to the Distributor’s lender, Société Générale (under the Distributor’s Amended and Restated Credit Agreement).  For the period July 22 through December 31, 2006, interest expense was primarily associated with notes payable that were contributed to the Distributor upon the closing of the TWC Transaction.

As a result of the aforementioned, the Distributor’s net loss was $17.7 million for the year ended December 31, 2007, as compared to a net loss of $19.7 million, for the period July 22 through December 31, 2006.

Related Party Expenses

For the year ended December 31, 2007, the Distributor had the following related party expenses:  (i) participation expenses to TWC for a portion of the net receipts from the sale of TWC DVDs of $170.4 million; (ii) accrued interest expense on the two promissory notes to the Company of $0.2 million; and (iii) bonuses, consulting and reimbursable expenses of $0.5 million to Bannon Strategic Advisors.

For the period July 22 through December 31, 2006, the Distributor had the following related party expenses:  (i) participation expenses to TWC of $70.0 million; and (ii) bonuses, consulting and reimbursable expenses of $0.6 million to Bannon Strategic Advisors.

Quarterly Comparisons

The year-over-year quarterly comparison compares the financial results of the Distributor, for the three months ended December 31, 2007 to the three months ended December 31, 2006.

Revenues

For the three months ended December 31, 2007, net revenue was $184.9 million as compared to $75.5 million for the three months ended December 31, 2006, an increase of $109.4 million, or 145%. This revenue growth was attributable to:  a stronger slate of TWC films in the fourth quarter of 2007 compared to 2006, including Planet Terror, 1408, Sicko, Halloween, and Nanny Diaries; revenue from arrangements with new licensors, primarily Classic Media, WWE®, and Sesame Street®; and additional revenue from Castalian (acquired in April 2007).

Cost of Revenues

For the three months ended December 31, 2007, cost of revenues was $188.7 million as compared to $89.2 million for the three months ended December 31, 2006, an increase of $99.5 million, or 112%.  The increase in cost of revenues in the fourth quarter of 2007 was primarily due to increased marketing and advertising costs for TWC titles, impairments taken on the film library, royalty advances and certain intangible assets, offset by a performance bonus of $2.9 million from TWC and other favorable charges of $2.9 million, which resulted from the TWC Distribution Agreement amendment described in Item 13 below.

General and Administrative Expenses

For the three months ended December 31, 2007, general and administrative expenses were $8.2 million as compared to $7.3 million for the three months ended December 31, 2006, an increase of $0.9 million or 12.3%

The quarter-over-quarter comparison compares the financial results of the Distributor for the three months ended December 31, 2007 to the three months ended September 30, 2007.

Revenues

For the three months ended December 31, 2007, net revenue was $184.9 million as compared to $93.4 million for the three months ended September 30, 2007, an increase of $91.5 million or 98%.  This revenue growth was attributable to seasonality as well as: a stronger slate of TWC films in the fourth quarter of 2007 than in the third quarter, including Planet Terror, 1408, Sicko, Halloween, and Nanny Diaries and revenue from arrangements with new licensors, primarily Classic Media, WWE®, and Sesame Street®; and additional revenue from Castalian (acquired in April 2007), compared to the third quarter slate of TWC titles (Factory Girl, The Ex, and Deathproof); and from the release of Redline (a theatrical feature film).

Cost of Revenues

For the three months ended December 31, 2007, cost of revenues was $188.7 million as compared to $86.6 million for the three months ending September 30, 2007, an increase of $102.1 million or 118%.  The increase in cost of revenues in the fourth quarter of 2007 was primarily due to an increase in revenue generated, $15.3 million of impairments taken on the film library, royalty advances and certain intangible assets, offset by a performance bonus of $2.9 million from TWC and other favorable charges of $2.9 million, which resulted from the TWC Agreement amendment in Item 13 below.

General and Administrative Expenses

For the three months ended December 31, 2007 general and administrative expenses were $8.2 million compared to $10.8 million for the three months ended September 30, 2007, a decrease of $2.6 million or 24%.   The decrease in general and administrative expenses was primarily due a reduction in stock-based compensation expense of $1.1 million.

Liquidity and Capital Resources

At December 31, 2007, the Distributor had cash and cash equivalents of $14.2 million, comprised of:  (i) $3.1 million cash balances; (ii) $7.8 million of short-term restricted cash; and (iii) $3.3 million of long-term restricted cash.  The $7.8 million is part of the Distributor’s short-term liquid cash balances that had accumulated in a central lockbox account and can only be disbursed weekly pursuant to the terms of the “Allocation of Accounts Receivable and Intercreditor Agreement” entered into by and among  the Distributor, The Weinstein Company, LLC and Société Générale (“Soc Gen”) dated August 10, 2007.  The $3.3 million is comprised of:  (a) $3.0 million in a money market account, which is restricted pursuant to our credit facility with Société Générale and (b) $0.3 million in a certificate of deposit which is securing a letter of credit on the Distributor’s Broadway lease.

The Distributor recorded depreciation expense of $0.4 million, and intangible asset amortization (excluding film library and product amortization) expense of $6.3 million for the year ended December 31, 2007.

On August 10, 2007, the Distributor entered into a three-year, senior secured revolving credit facility (the “Credit Agreement”) with Société Générale (‘‘Soc Gen’’), as lender and agent. The Credit Agreement provides for an initial commitment of $30 million and up to a total of $70 million.  On November 1, 2007, the Distributor, Soc Gen and Alliance Leister entered into the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased the total commitment to $50 million, based on expected incremental commitments. Borrowings under the Amended Credit Agreement are based upon a borrowing base that includes certain of the Distributor’s accounts receivable from licensors other than TWC and certain of the Distributor’s film rights. The Amended Credit Agreement terminates on June 30, 2010, and may be extended to August 10, 2010, under satisfaction of certain conditions. Voluntary prepayments and commitment reductions are permitted at any time upon proper notice.  Borrowings under the Amended Credit Agreement are based on LIBOR or the higher of Soc Gen’s prime rate or the Federal Funds Rate plus 0.50% and vary depending on the percentage of loans outstanding. The interest rate varies from 2.5% to 3.0% above LIBOR for Eurocurrency loans and 1.5% to 2.5% above the prime rate or Federal Funds Rate plus 0.50% for base rate loans. Quarterly commitment fees of 0.50% are due on the unused portion of the commitment.  The Amended Credit Agreement contains operating covenants customary for facilities of this type, including, among other things, (i) limitations on indebtedness, liens, sales of assets, mergers, investments, dividends and redemptions, and (ii) minimum liquidity and borrowing base coverage requirements. In the event of a default, the interest rate on all borrowings will be increased and payment of all borrowings may be accelerated and/or the commitments may be terminated.  Upon the occurrence of certain events of default, all amounts payable under the Amended Credit Agreement automatically become immediately due and payable and the lenders’ commitments will automatically terminate.  Borrowings outstanding under the Amended Credit Agreement were $31 million at December 31, 2007. The maximum amount available at December 31, 2007 was $32.8 million.  The obligations of the Distributor under the Amended Credit Agreement are guaranteed by the Company and the direct and indirect subsidiaries of the Distributor.  Soc Gen holds a security interest in substantially all personal property of the Company, the Distributor, and its direct and indirect subsidiaries, other than TWC accounts receivable. TWC continues to have a first priority security interest in accounts receivable attributable to TWC content.

Pursuant to the Amended Credit Agreement, the Distributor is required, on a quarterly basis, to provide Soc Gen with a certificate (a “Compliance Certificate”) evidencing the Distributor’s compliance with the covenants included in the Amended Credit Agreement.  In preparing such Compliance Certificate, the Distributor performs an analysis of all debt covenants included in the Amended Credit Agreement in order to ensure that the Distributor is operating within the terms thereof.  Such an analysis was performed for the fiscal quarter ending December 31, 2007.  Based on such analysis, the Distributor determined that as of December 31, 2007, the Distributor was in compliance with all such debt covenants.

As part of the Amended Credit Agreement, the following agreements, among others, were also entered into by the Distributor and Soc Gen: (i) Amendment No. 1 to Allocation of Accounts Receivable and Intercreditor Agreement; and (ii) Reaffirmation of Guaranty Agreement (see Item 15:  exhibits 10.66-10.69 and 10.71-10.73).  At December 31, 2007 the Distributor had $31.0 million outstanding under the Credit Agreement.  For complete details on the Amended Credit Agreement’s terms and obligations, see Note 10 of the Distributor's Financial Footnotes and Disclosures and the related exhibits.

The Distributor incurred $1.9 million in financing costs related to securing the Credit Facility with Soc Gen.  Deferred financing costs are being amortized over the term of the arrangement.  The Distributor recorded $0.2 million in interest expense related to deferred financing costs during fiscal year 2007.

On September 27, 2007, the Distributor borrowed $6.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $6.0 million.  On November 1, 2007, the Distributor borrowed an additional $2.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $2.0 million.  Under each of the aforementioned notes, interest is due on the unpaid principal balance at a monthly rate equal to the LIBOR Rate (as defined in the notes) plus five percent (5%) until paid.  The principal and accrued interest under the notes was originally due and payable on demand at any time after March 31, 2008.  On March 16, 2008, the Company's Board of Directors approved amendment to each of the aforementioned notes pursuant to which principal and accrued interest under the notes would be due and payable on demand at any time after January 1, 2009. In the event payment of principal or interest due under the notes is not made when due, the outstanding principal balance will bear interest at the rate of two percent (2%) above the interest rate which is otherwise provided under the notes for so long as such event continues. If the notes are not paid when due, the Distributor agreed to pay the Company’s reasonable costs of collection, including, without limitation, all reasonable attorneys’ fees and all reasonable expenses actually incurred by the Company in connection with such collection efforts.  The principal amount of the notes may be prepaid in whole or in part, provided that all accrued interest on the amount to be prepaid is also paid at such time.  The proceeds from the notes were used to pay amounts owed by the Distributor to TWC under the TWC Distribution Agreement.  As of December 31, 2007, an aggregate of $8.2 million in principal and accrued interest expense was outstanding under the notes.  As of February 29, 2008, a further $0.1 million of accrued interest expense was outstanding under the notes.

Net cash used by operations during the year ending December 31, 2007 was $33.3 million, primarily due to increases in net accounts receivable and decreases in remittances due to licensors.  These items are primarily attributable to the release of TWC titles.  Accounts receivable relates to sales of the following titles:  Halloween, Nanny Diaries, Who’s Your Caddy?, The Last Legion and The Hunting Party, and the release of Classic Media, WWE®, Sesame Street®, Arts Alliance and RHI Entertainment™ titles during the year ending December 31, 2007.  At December 31, 2007, Wal-Mart and Target comprised 36% and 12%, respectively, of accounts receivable before allowances.  Accrued expenses at December 31, 2007 primarily relate to invoices received but not paid for the production of inventory and sales and marketing expenses related to Planet Terror, 1408, Sicko, Halloween, Nanny Diaries and Who’s Your Caddy?.  The remittance to licensor primarily represents the amount owed to TWC after deducting the related cost of revenues, marketing costs, and the Distributor’s distribution fee from net sales of TWC titles during the year ending December 31, 2007. Under the terms of the TWC Distribution Agreement, the Distributor is required to pay TWC after collection of receipts, the amount of which is determined by net revenue, which as of December 31, 2007 had not been collected. However, the Distributor bears the risk of accounts receivable collections. Allowance for doubtful accounts and provision for returns increased primarily as a result of reserves for returns related to TWC titles.  In the fourth quarter of 2007, the Distributor signed a $1.0 million 5-year long-term debt obligation with IBM related to the planned ERP implementation of SAP software.  As of December 31, 2007, the Distributor had a net loss of $17.7 million.

Net cash used in investing activities for the year ending December 31, 2007, was $4.0 million, primarily attributed to the April 1, 2007 acquisition of 100% of the membership interest of:  (i) The Thirteen-Thirty-One LLC, the sole member of Castalian LLC (dba Castalian Music) and (ii) Castalian DC, LLC, a fully integrated direct response TV marketing and fulfillment service for the music and video entertainment industry, from EMI North America for $3.7 million in cash.  Of this acquisition cost, approximately $0.2 million was for legal, appraisal and commission expenses.

Net cash provided in financing activities for the year ending December 31, 2007 was $32.0 million, primarily attributable to the Amended and Restated Credit Agreement with Société Générale.

Cash used in investing activities for the 163 days ending December 31, 2006 was $4.6 million, resulting from operating costs incurred by the Distributor to provide certain services to the Company.

Net cash used in financing activities for the 163 days ending December 31, 2006 was $1.3 million.

At December 31, 2006, the Distributor had cash and cash equivalents of $8.3 million and $0.3 million in long-term restricted cash required by the Distributor’s lease agreement for its 2230 Broadway facility.

The payment terms with TWC are due 45 days from the last day in the calendar month. As needed, these terms are extended anywhere from 15 to 45 days in order to provide flexibility and manage cash flows. The Distributor expects TWC to continue to provide such flexibility through at least December 31, 2008.

The Distributor may consider additional issuances of debt financing to fund future growth opportunities. Although we believe that the Distributor’s expanded product line offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that we or the Distributor will operate on a profitable basis in 2008, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our or the Distributor’s control.

The table below summarizes information as of December 31, 2007 regarding certain future minimum contractual obligations and commitments for the next five years.

Contractual Obligations:

($ in thousands)

	2008	2009	2010	2011	2012	Thereafter	Total
Royalty advances	$31,209	$13,285	$5,250	$5,500	$-	$-	$55,244
Operating Lease Obligations	1,311	3,085	3,148	2,370	2,305	15,648	27,867
Long-Term Debt Obligation	313	313	314	-	-	-	940
Purchase Obligations	353	-	-	-	-	-	353
Capital Lease Obligations	30	30	-	-	-	-	60
Total	$33,216	$16,713	$8,712	$7,870	$2,305	$15,648	$84,464

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, the Distributor’s cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of the Distributor’s investment portfolio and the high quality of the Distributor’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of the Distributor’s portfolio. Therefore, we would not expect the Distributor’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Distributor’s investment portfolio.

Neither we nor the distributor enter into hedging or derivative instrument arrangements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Genius Products, Inc. and Genius Products, LLC, together with the reports thereon of Ernst & Young LLP, are incorporated herein by reference and contain the following:

Genius Products, Inc.
Reports of Ernst & Young LLP	F-1
Report of Singer Lewak Greenbaum & Goldstein LLP	F-3
Consolidated Genius Products, Inc. Balance Sheets as of December 31, 2007 and 2006.	F-4
Consolidated Genius Products, Inc. Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.	F-5
Consolidated Genius Products, Inc. Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.	F-6
Consolidated Genius Products, Inc. Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.	F-7
Notes to Genius Products, Inc. Consolidated Financial Statements.	F-8
Schedule II Valuation and Qualifying Accounts	F-25

Genius Products, LLC
Report of Ernst & Young LLP	F-27
Consolidated Genius Products, LLC Balance Sheet as of December 31, 2007 and 2006.	F-28
Consolidated Genius Products, LLC Statements of Operations for the Year Ended December 31, 2007 and the Period from July 22 through December 31, 2006.	F-29
Consolidated Genius Products, LLC Statements of Members’ Equity for the Year Ended December 31, 2007 and the Period from July 22 through December 31, 2006.	F-30
Consolidated Genius Products, LLC Statements of Cash Flows for the Year Ended December 31, 2007 and the Period from July 22 through December 31, 2006.	F-31
Notes to Genius Products, LLC Consolidated Financial Statements.	F-32

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2007 conducted during the preparation of the Company and Distributor’s financial statements to be included in this Form 10-K, several material weaknesses in internal controls were identified.  As a result of these material weaknesses, described more fully below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were ineffective.

In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These measures included, among other things, expansion of our year-end closing procedures, including the expanded review and analysis of the accounting between the Company and the Distributor, dedication of significant internal resources and external consultants to scrutinize account analyses, reserve estimates, asset valuations, proper accounting treatment for revenues and expenses and account reconciliations at a detailed level. Notwithstanding the existence of these material weaknesses in internal controls, the Company believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

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

Company management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, we have determined that we did not maintain effective internal controls over financial reporting as of December 31, 2007.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Company management has concluded that, as of December 31, 2007, the following material weaknesses existed at both the Company and the Distributor:

•
Timely and routine financial statement close/reporting process and the entity level controls surrounding this process.
We were unable to execute a timely financial close, nor were we able to properly accumulate certain analyses and reconciliations in a consistent and accurate manner, allowing for the proper application of GAAP. In addition management did not adequately supervise the financial close and reporting process which resulted in material post-closing audit adjustments.  Furthermore, the Company was unable to timely and properly calculate its computation of its equity in the net loss of the Distributor.

•
Calculation of expenses related to stock compensation.
We were unable to properly accumulate, analyze and compute stock compensation during the fiscal year as the Company and Distributor lacked the appropriate financial personnel to undertake this computation.  As a direct result of this lack of experienced personnel, material stock compensation post-closing audit adjustments were noted during each quarter and year-end close.

•
Formal processes over change management and access procedures related to our information technology systems.
We were unable to properly implement and maintain an effective information technology operating environment. In addition, we did not properly maintain access or program change controls related to our critical information technology systems including the General Ledger system and Order Processing/Management system.

Also, our management has found additional material weaknesses specifically related to the Distributor:

•
Revenue recognition process; specifically, our controls in the areas of allocating and tracking Market Development Funds (“MDF”) Spending.
The Distributor has not fully implemented a formalized process and related controls to determine the appropriate classification of MDF related expenses.  Due to this weakness, there is a reasonable possibility that the Distributor could materially record revenue improperly or misclassify MDF related expenses in its statements of operations.

•
Licensor participations expense and related liabilities, and film library amortization.
The analyses and models utilized by the Distributor to calculate licensor participation expense and film library amortization and impairment pursuant to the provisions of SOP 00-2 "Accounting by Producers or Distributors of Films" utilized incorrect data and assumptions which resulted in material audit adjustments at each quarter-end and year-end close.

•
Management’s estimation and forecasting process as it relates to our inventory obsolescence reserve.
In calculating the Distributor’s inventory obsolescence, management utilized incorrect projections which resulted in a material audit adjustment being recorded.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting During 2007

A significant number of the above noted material weaknesses were reported as of December 31, 2006 and have remained in effect throughout fiscal year 2007. Our management has undertaken the following actions to remediate these material weaknesses:

•
Engaged a nationally recognized accountancy firm, to establish, document and test our key internal controls in order for management to effectively assess the internal control environment and all its related aspects.

•
Added additional accounting and financial personnel with industry experience, including an experienced financial executive to oversee internal controls and procedures and implement a formal closing process.

•	Established formal processes and procedures including a review conducted by management to ensure appropriate documentation and analyses for all significant reserve estimates.
•
Engaged the services of an independent stock administration firm to assist with transactions, recordkeeping and the computation of compensation expense related to the Company and its Distributor’s stock options, and allocated an individual within the organization to oversee the administration of stock options and performed a review of stock option grants to ensure accuracy of the information.

•
Refined our licensor participation calculation model with a more sophisticated one that properly extracts data from our general ledger system, instituted more detailed review processes, and plan to upgrade to an enterprise relationship planning and budgeting system in fiscal 2008.

•	Implemented a periodic review process to assess the recoverability of amounts invested in specific licensor and co-production deals.
•
Retained a third party valuation firm to value specific assets including intangible assets such as the Distributor’s film library and allocated personnel to ensure that certain asset and liability accounts are properly reviewed and analyzed for realizability.

•	Recruited and hired additional information technology professionals to ensure that the information technology operating systems are operating effectively and to formalize user access issues noted.
•	Began the process of sourcing an effective Customer Relationship Management System to increase controls and oversight over MDF costs to ensure proper revenue recognition and classification.
•	We will continue to strengthen our accounting and finance department through recruiting efforts underway to fill the Chief Accounting Officer and Controller positions.

Notwithstanding the existence of these material weaknesses in internal controls, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with GAAP.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The following table sets forth certain information with respect to each of our directors and executive officers, and each of the executive officers of the Distributor, as of February 29, 2008.

NAME	AGE	POSITION
Stephen K. Bannon	54	Director, Chairman
Trevor Drinkwater	41	President and Chief Executive Officer of the Company, Chief Executive Officer of the Distributor, Director
Bradley A. Ball (1) (2) (3)	57	Director
Herbert Hardt (1) (2) (3)	64	Director
Larry Madden	42	Director
Irwin Reiter	49	Director
John Mueller	45	Executive Vice President and Chief Financial Officer of the Company and the Distributor
Matthew Smith	46	President of the Distributor
Mitch Budin	42	Executive Vice President and General Manager of the Distributor
Ed Byrnes	63	Executive Vice President, Finance, Systems and Information Technology of the Distributor
Christine Martinez	41	Executive Vice President of Corporate Strategy of the Distributor
Michael Radiloff	44	Executive Vice President of Productions and Acquisitions of the Distributor
Rodney Satterwhite	43	Executive Vice President of the Distributor

(1)         Member of audit committee.

(2)         Member of compensation committee.

(3)         Member of nominating committee.

Stephen K. Bannon was appointed as a Director and Chairman of the Board of the Company in March 2005 in connection with our acquisition of American Vantage Media Corporation (“AVMC”).  Mr. Bannon has also served as an outside consultant to the Company since July 20, 2006.  Mr. Bannon served as the Chief Executive Officer of AVMC from May 2004 until our acquisition of AVMC in March 2005.  From January 2004 to April 2004, Mr. Bannon provided executive and management services to AVMC as a consultant.  From April 2002 to December 2003, Mr. Bannon served as Head, Strategic Advisory Services for The Firm, a leading talent management company in the entertainment and media industries.  Prior to that, from April 1990 to July 1998, he served as Chief Executive Officer of Bannon & Company, Inc., an investment banking firm specializing in the entertainment, media and communications industries.  In July 1998 Bannon & Company Inc. was sold to Société Générale and Mr. Bannon became head of The Media and Entertainment Group as part of this transaction.   Mr. Bannon began his investment banking career in 1984 with Goldman Sachs, Inc., where he worked as a Mergers and Acquisitions Investment Banker until 1990.  Mr. Bannon was appointed Chairman of the Board of Points International in February 2007.  Mr. Bannon has a Masters of Arts from Georgetown University and an MBA from Harvard Business School where he graduated with honors.  Mr. Bannon was a Naval Officer for seven years from 1976-1983 including four years of sea-duty aboard the USS Paul F. Foster “DD964”.  Mr. Bannon was awarded the Navy Expedition Medal in 1981 for service in the Persian Gulf during the Iranian Hostage Crisis.

Trevor Drinkwater has served as a director of the Company since July 21, 2005 and has served as the Company’s President and Chief Executive Officer since February 2005.  Mr. Drinkwater has also served as the Chief Executive Officer of the Distributor since the closing of the TWC Transaction on July 21, 2006  and was President of the Distributor from July 21, 2006 through January 2, 2008.  From July 2004 to February 2005, Mr. Drinkwater served as the Company’s Executive Vice President of DVD Sales.  Prior to that, he served as Chief Operating Officer of Take-Two Interactive Software, Inc. from 2003-2004, Senior Vice President of Sales & Sales Operations at Warner Home Video, Inc. from 1999-2003 and worked for The Perrier Group of America, now known as Nestle Waters, from 1989-1999, where he started in field sales and progressed to General Manager.

Bradley A. Ball has served as a director since December 12, 2006.  Mr. Ball is currently Vice President of Entertainment and Marketing for NASCAR and the NASCAR Media Group, a position he accepted in February 2008.  Most recently Mr. Ball served as Senior Partner at Moroch, a full-service advertising firm, where he has served since early 2007.  Prior to that, Mr. Ball served as President of Warner Bros.’ Domestic Theatrical Marketing division.  While at Warner Bros., he directed all areas of film marketing for Warner Bros.’ North American operations and the release of over 90 films, including “You’ve Got Mail,” “The Matrix” and “Harry Potter and the Sorcerer’s Stone.”  He also served as Chairman of the Time Warner Marketing Council, integrating all divisions of Warner Bros. in cross-divisional marketing efforts to maximize efforts resulting from the AOL-Time Warner merger.  Further, Mr. Ball was a key player in Warner Bros.’ first entry into “original” IMAX content, spearheading production and corporate sponsorship for the film “NASCAR 3D, the IMAX Experience.”  Before joining Warner Bros., Mr. Ball worked as Senior Vice President and Chief Marketing Officer for McDonald’s Corporation’s domestic business.  During his tenure at McDonald’s, he directed U.S. marketing plans for over 10,000 restaurants, 2,800 franchises and their multiple agency system.  His contributions included being co-architect of the Disney and McDonald’s global alliance, the Atlanta Olympics campaign, numerous Super Bowl advertisements and the launch of McDonald’s “Did Somebody Say McDonald’s?” branding campaign.  Mr. Ball began his career at Davis, Johnson, Mogul and Colombatto, a Los Angeles based advertising agency where he worked his way to partner.

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

Larry Madden has served as a director since July 21, 2006.  Mr. Madden has served as Executive Vice President and Chief Financial Officer of The Weinstein Company since July 2005.  From March 2005 to June 2005, Mr. Madden served as President, Digital Media Solutions for Loudeye Corp., a supplier of white label music platforms and business-to-business digital media distribution services.  During his tenure at Loudeye, he also served as Executive Vice President and Chief Financial Officer from March 2004 to March 2005.  Prior to this, Mr. Madden served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer for EMAK Worldwide, Inc., a Los Angeles based provider of integrated marketing services, from November 2000 to January 2004.  He also served as Executive Vice President and Chief Financial Officer for Atomic Pop, an online music distribution and marketing venture, and as Senior Vice President and Chief Financial Officer for the recorded music and publishing investments of Wasserstein Co., Inc., an investment bank.  Earlier in his career, Mr. Madden held executive financial roles at Def Jam Recordings and PolyGram International.  He began his career with Ernst & Young.

Irwin Reiter has served as a director since July 21, 2006.  Mr. Reiter has served as The Weinstein Company’s Executive Vice President of Accounting and Financial Reporting since October 2005.  Prior to joining The Weinstein Company, Mr. Reiter held various positions at Miramax Films from 1989-2005, including Controller, Chief Financial Officer and Executive Vice President of Accounting and Financial Reporting.  During his tenure at Miramax, Mr. Reiter was responsible for all aspects of general ledger and financial reporting as well as overseeing the participation reporting department.  He worked on all financial aspects of The Weinstein Company including key vendor relationships, key licensing relationships as well as overseeing the financial reporting and accounting department.  Prior to working for Miramax, Mr. Reiter held the position of Manager of Financial Reporting at Tri-Star Pictures from 1985-1989.  Mr. Reiter is a CPA with an MBA in Finance from Hofstra University.

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

Matthew Smith has served as the Distributor’s President since January 2, 2008.  Prior to joining the Distributor, Mr. Smith served as Senior Vice President for Media Development & Studios for Blockbuster Inc. (“Blockbuster”) since August 2007.  Mr. Smith joined Blockbuster in 1990 and during his tenure served in a variety of executive positions, including International Product Director from 1998 to 2001, Vice President of Studio Relations & International Merchandising from 2001 to 2003, Senior Vice President and General Manager, Content from 2003 to 2005 (during which he was responsible for Blockbuster’s studio agreements on a worldwide basis) and Senior Vice President, General Merchandising Manager from 2005 to August 2007 (during which he was responsible for all aspects of the merchandising of Blockbuster’s products).  In addition, he managed DEJ Productions, the Blockbuster entity that produced such films as Oscar® winning movies “Monster” and “Crash.” Prior to joining Blockbuster, Mr. Smith worked in the entertainment industry with both EMI and RCA.

Mitch Budin has served as the Distributor’s Executive Vice President and General Manager since December 5, 2007.  Prior to that, Mr. Budin served as the Distributor’s Executive Vice President of Sales since the closing of the TWC Transaction on July 21, 2006.  Mr. Budin also served as the Company’s Executive Vice President of Sales from January 6, 2006 through July 20, 2006.  Mr. Budin joined us from Dreamworks SKG, where he served as Head of Sales North America, Home Entertainment division, for over five years.  At Dreamworks, Mr. Budin was instrumental in developing sales and marketing strategies and launching some of the industry’s biggest selling DVDs, including Madagascar, Gladiator, Shrek, Shrek 2 and Shark Tale, among others.  He joined Dreamworks from Warner Home Video, where he held a number of sales and sales management positions during his nine-year tenure.  Budin received his BS from Towson University.

Ed Byrnes has served as the Distributor’s Executive Vice President, Finance, Operations, and Information Technology since March 5, 2007.  Mr. Byrnes joined the Distributor from Warner Bros., where during a 30-year tenure with Warner Bros. he served in a number of senior positions in both the music and filmed entertainment groups, most recently serving as Executive Vice President, Worldwide Finance, Systems and IT, a position he had held since 2000.  In 1980, Mr. Byrnes was instrumental in the creation of Warner Bros.’ International Home Entertainment group, initially setting up the UK company, thereafter managing the EMEA region (Europe, Middle East and Africa) and, from 1985 through 2000, serving as International Executive Vice President and General Manager.

Christine Martinez has served as the Distributor’s Executive Vice President of Corporate Strategy since December 5, 2007.  Prior to that, Ms. Martinez served as the Distributor’s Executive Vice President and General Manager since the closing of the TWC Transaction on July 21, 2006.  Ms. Martinez also served as the Company’s Executive Vice President and General Manager from September 2005 through July 20, 2006.  Prior to joining us, Ms. Martinez was a Sales and Marketing Executive at Warner Home Video from April 1996 to May 2005.  Her last executive appointment with Warner Home Video was as Vice President, Marketing – Non Theatrical, from November 2003 until her departure from the company.  Ms. Martinez also had a three-year tenure in sales, from March 1993 to April 1996, with WEA Corp., a former Time Warner division.  Ms. Martinez holds a BBA from the University of Texas at Austin.

Michael Radiloff has served as the Distributor’s Executive Vice President of Productions and Acquisitions since December 5, 2007.  Prior to that, Mr. Radiloff served as the Distributor’s Executive Vice President of Marketing since the closing of the TWC Transaction on July 21, 2006.  Mr. Radiloff also served as the Company’s Executive Vice President of Marketing from October 2005 through July 20, 2006.  Mr. Radiloff is a senior marketing executive with 16 years of entertainment and packaged goods marketing experience with industry-leading companies.  He was most recently at Warner Home Video as Vice President of Theatrical Catalog Marketing from May 2001 to September 2005 and as Director of DVD Marketing from March 2000 to April 2001.  As the person responsible for releasing Warner’s vast film library onto DVD, Mr. Radiloff launched over 100 new DVD releases annually.  Prior to that, he worked as a Brand Marketing Manager at Disney Interactive and Activision.  Mr. Radiloff holds an MBA from Stanford Graduate School of Business.

Rodney Satterwhite has served as the Distributor’s Executive Vice President since December 2007.  Prior to that, Mr. Satterwhite served as the Distributor’s Executive Vice President and Chief Operating Officer since the closing of the TWC Transaction on July 21, 2006.  Prior to that, Mr. Satterwhite had served as the Company’s Executive Vice President since November 2005, after serving as our Executive Vice President of Operations from April 2005 to November 2005 and our Vice President, Sales Services from July 2004 to April 2005.  Mr. Satterwhite has over 22 years of management experience in entertainment and retail operations, merchandising and strategy.  While at Giant Foods Inc. from October 1986 to May 1998 he gained management experience in the areas of manufacturing, sourcing, distribution, cost accounting, finance, merchandising and category management.  He spent more than five years as an executive at Warner Bros., from May 1998 to February 2004, where he was responsible for developing category management processes as well as revamping non-traditional video markets and rental strategies.  From February 2004 to July 2004, before joining us, he was responsible for revamping trade marketing, sales planning and analysis, inventory/supply and customer service as Take-Two Interactive Software, Inc.’s Vice President of North American Sales Services.

Board Composition and Committees

Our Board of Directors is currently comprised of six directors and currently has three committees: an audit committee, a compensation committee and a nominating committee.

The audit committee currently consists of Messrs. Hardt and Ball.  Our Board of Directors has determined that Mr. Hardt is an audit committee financial expert as defined under applicable rules of the SEC, and that Messrs. Hardt and Ball are independent under the rules applicable to NASDAQ listed companies.  The audit committee, among other things, reviews the scope and results of the annual audit and other services provided by our independent auditors and reviews and evaluates our accounting policies and systems of internal controls.  Our Board of Directors has adopted a written charter for the audit committee, which establishes operating guidelines for the audit committee.

The compensation committee currently consists of Messrs. Hardt and Ball.  The compensation committee, among other things, reviews and approves the salaries, bonuses and other compensation payable to our, and the Distributor’s, directors, executive officers and employees and administers and makes recommendations concerning our employee benefit plans.

The nominating committee currently consists of Messrs. Ball and Hardt.  The nominating committee is responsible for administering our corporate governance systems, recommending proposed new members of our Board of Directors, evaluating the independence of our current and prospective directors, and reviewing the suitability of each member of our Board of Directors for continued service.  Our Board of Directors adopted a written charter for the nominating committee in June 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, no person who, at any time during the year ended December 31, 2007, was a director, officer or beneficial owner of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 and 4 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007.  The foregoing is based solely upon a review of Form 3 and 4 filings furnished to us during the year ended December 31, 2007, and certain representations from officers and directors of the Company.

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

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation program objectives and philosophy

We maintain a group of executive compensation programs for our named executive officers (“Named Executive Officers” or “NEOs”) and other senior level executives.  Our executive compensation program, taken as a whole, has several objectives.  The primary objective of our executive compensation program is to attract, retain, motivate and develop the types of people which we need to effectively manage our business during this period of unprecedented growth; we seek to employ the best executive talent in our line of business.  A second objective is to reward our executives for business achievements and satisfaction of corporate objectives.  Finally, we strive to align the overall executive compensation program, and therefore the executives, with the interests of our stockholders.

In developing our overall executive compensation program and in establishing the pay packages for the NEOs, we strive to meet the following goals:

•	To pay salaries that are competitive in our industry and our geographical market.
•	To use, assuming that it makes sense for the Company and the Distributor, executive pay practices that are commonly found in companies engaged in the entertainment distribution industry.
•	To maintain a ‘pay for performance’ outlook, particularly in our incentive programs.
•	To pay salaries, and award merit increases, on the basis of the individual executive’s performance and contributions to our organization.

We view our competitors for executive talent (for compensation purposes) as the entertainment distribution industry.

To attain these goals, we have created an executive compensation program which consists of base pay and a discretionary short-term cash bonus program.  Although we maintain a stock option program, we did not make any grants to NEOs in 2007.  NEOs also participate in the benefit programs that we offer to all full-time employees, and certain NEOs receive additional fringe benefits.  The Distributor also maintains employment contracts with certain of our NEOs, as well as with other senior executives at the Distributor.

Our executive compensation program rewards executives for Company and individual performance.  Company and individual performance are strongly considered when we grant base pay increases.  The pool of funds to be used for our short term bonus program is decided by our principal preferred stockholder, TWC Holdings; the Compensation Committee of our Board of Directors (the “Compensation Committee”) approves an allocation of the bonus award among the NEOs and other corporate executives with job titles of manager and above.

The role of the Compensation Committee

Our Compensation Committee operates under a formal charter, which was adopted on December 12, 2006 and was approved for a second time by the full Board of Directors on December 5, 2007.  The charter provides that the Compensation Committee shall perform the following functions regarding compensation for the NEOs:

•	Review and approve the Company’s and the Distributor’s goals relating to Principal Executive Officer (“PEO”) compensation.
•	Evaluate the PEO’s performance in light of the goals.
•	Determine and approve the PEO’s compensation package based on the evaluation of the PEO’s performance.
•	Make recommendations to the Board of Directors regarding compensation to be paid to the other NEOs.
•	Approve any stock option award.
•	Annually review, for all NEOs, annual base salary, short term bonus, long term incentives, employment-related agreements and special benefits.

Our Compensation Committee is active; the Committee utilized the services of an independent compensation consultant who also provided services to the Company.  The Compensation Committee is involved in all phases of our executive compensation program’s design and operation.

The components of our executive compensation program

Our executive compensation program consists of three elements:  base pay; short term cash bonus; and grants of fair market value options in our stock.  We use this mix of programs for a variety of reasons:

•	As a package, these types of programs are typically offered by the types of companies from which we would seek executive talent.
•	As a package, these particular programs provide both a current and a long term incentive for the executive officers, thereby aligning the executives’ interests with that of our stockholders.
•	These programs, as a package, provide the executives with short and long term rewards; this serves as both a retention and as a motivational device for the executives.

The Distributor also provides NEOs with a package of fringe benefits on the same basis that is provided to all full-time benefits eligible employees.  These benefits include such items as health insurance and group term life insurance.  We provide certain executives with an additional benefit of an automobile allowance, which is provided for in their employment contracts.

We believe that the package of executive compensation programs that we offer fits our needs well.  Our program is competitive; we are able to attract and retain the executive talent that we need to successfully run our business.  We do not maintain any type of non-qualified deferred compensation program (either a defined benefit or a defined contribution program) or a cash-based long term incentive program for executives;  we currently do not provide our NEOs life insurance benefits beyond what are available to our other full time employees.  We currently believe that the long term incentive component of our executive compensation program, which uses fair market value stock options, provides executives with an incentive as well as putting a portion of their compensation at risk if our share price declines; we believe that it is necessary for the Company to grant equity instruments on an annual basis to executives to retain and motivate them.  We do not currently feel the need to provide additional long term incentives to our executives, although we are examining that issue.

Certain of our NEOs have formalized employment contracts with the Distributor. The existence of a contract gives the Company, the Distributor and the NEO structure as to the other’s expectations from the employment relationship.  We also believe that the level of security that an employment contract provides to the executive is an important retention tool; we feel that many of the companies with whom we compete for executive talent offer such agreements.  We are considering making changes to our executive compensation program, and as a result, are not offering new employment contracts or extensions of expiring contracts until we decide whether any changes will be made to our executive compensation program; when that decision is made, we will then determine whether executive employment contracts should be issued.

The salient terms of the employment agreements for the NEOs which were in effect at the end of 2007 are as follows:

Trevor Drinkwater, Principal Executive Officer:  Mr. Drinkwater signed his employment agreement on July 26, 2005, and it was amended on December 5, 2005 and July 20, 2006.  The initial agreement provided for a base pay of $275,000.  The original agreement, which had a two year term, also contained a grant of fair market value options to acquire 1,200,000 shares of our stock; one half of the options were immediately exercisable and one quarter of the options vested on the second and third anniversary of the grant date, and the grant provided that vesting could accelerate if certain performance goals were met.  Mr. Drinkwater also receives all of the benefits that are made available to all of our full time employees, as well as an $800 monthly automobile allowance.  The agreement also provides for severance pay in certain circumstances, which will be discussed below in the “Post-employment Payments” section.

The December 5, 2005 amendment extended the term of the agreement to three years from that date, and gave the Company the ability to extend the term an additional two years.  The amendment also granted Mr. Drinkwater an additional 1,000,000 fair market value options to purchase Company stock, which were to vest in equal installments over five years.  Mr. Drinkwater’s base salary starts at $425,000 annually and increases $50,000 annually, on July 21 of each year.

John Mueller, Principal Financial Officer:  Mr. Mueller signed his employment agreement on March 10, 2006.  The agreement provides for an initial two year term with Company options to extend the term for up to three additional one year terms and provides annual base pay beginning at $250,000 and increasing by $25,000 annually through the maximum five year term.  Additionally, Mr. Mueller is guaranteed an annual bonus of $150,000, and the Company has the discretion to pay him an additional bonus if it is warranted.  The agreement also contains a grant of fair market value options to acquire 750,000 shares of our stock; two-thirds of the options were immediately exercisable and one sixth of the options vested on January 1, 2007 and 2008, respectively.  Mr. Mueller also receives all of the benefits that are made available to all of our full time employees, as well as an $800 monthly automobile allowance.  The agreement also provides for severance pay in certain circumstances, which will be discussed below in the “Post-employment Payments” section.

The other three NEOs, Rodney Satterwhite, Executive Vice President of the Distributor, Christine Martinez, Executive Vice President of Corporate Strategy of the Distributor, and Mitch Budin, Executive Vice President and General Manager of the Distributor, do not currently have employment agreements.

Taken as a whole, we believe that our executive compensation program is a cost-effective method of providing competitive pay to our NEOs.

Our process for setting executive pay

The Compensation Committee’s focus is to determine the compensation of the Principal Executive Officer and to review the proposals of the Principal Executive Officer regarding the compensation for his direct reports, which include the NEOs.  In 2007, the Compensation Committee made the final decision on all aspects of NEO pay.

Our process for determining executive compensation has changed.  In the past, our human resources department provided various types of pay information to the Principal Executive Officer for his evaluation and eventual submission of each executive’s total pay package to the Compensation Committee for its determination.  In the fall of 2007, the Company retained Remedy Compensation Consulting (“Remedy”) to assist both the Company and the Compensation Committee with executive compensation issues relating to bonus payments related to 2007 operations, 2008 base pay levels and short and long term incentive compensation program design.  Remedy worked with our human resources department to develop a peer group which was approved by the Compensation Committee.  The peer group is comprised of publicly traded companies who produce and/or distribute products related to home entertainment.  The members of the peer group are (i) Activision, Inc.; (ii) Dreamworks Animation SKG, Inc.; (iii) Electronic Arts, Inc.; (iv) Lions Gate Entertainment Corporation; (v) Marvel Entertainment, Inc.; (vi) Navarre Corporation; (vii) Playboy Enterprises, Inc.; (viii) Take Two Interactive Software, Inc.; (ix) THQ, Inc.; (x) Time Warner, Inc.; (xi) Walt Disney Companies; and (xii) World Wrestling Entertainment, Inc.  This peer group was used as a basis for comparing our executive pay and Board of Director pay programs with the market.  As will be discussed below, Remedy provided information to both the Company and the Compensation Committee for their review.

Our process for determining the value of each component of executive pay functioned in the following manner for 2007:

Base pay:  Base compensation for all of our NEOs is provided for in their respective employment agreements, which were in effect in 2007and the Company has the ability to make annual increases to the base pay level.  The employment contracts for the Principal Executive Officer and the Principal Financial Officer contain a fixed annual base pay increase for the contract term.  After reviewing information compiled by our outside consultant and our human resources department, the Principal Executive Officer makes a recommendation for executive base pay increases to the Compensation Committee.  The Compensation Committee reviews the information provided by the Principal Executive Officer, the outside consultant, and makes a determination of annual base pay increases.

The Compensation Committee has not yet determined base pay increases for all of the NEOs.  Base pay increases for the Principal Executive Officer and the Principal Financial Officer are provided for in their employment contracts.  The increase for the Principal Financial Officer was effective on January 1, 2008, and the increase for the Principal Executive Officer will be effective on July 1, 2008.

NEO	Annualized 2007 Base	Annual Increase	Annualized 2008 Base	Percentage Increase

Trevor Drinkwater, Principal Executive Officer	$475,000	$50,000	$525,000	11%
John Mueller, Principal Financial Officer	$275,000	$25,000	$300,000	9%
Rodney Satterwhite, Executive Vice President of the Distributor	$275,000	$0	$275,000	0%
Christine Martinez, Executive Vice President of Corporate Strategy of the Distributor	$275,000	TBD	TBD	TBD
Mitch Budin, Executive Vice President and General Manager of Sales of the Distributor	$275,000	TBD	TBD	TBD

Annual bonus:  Other than a bonus paid to our Principal Financial Officer, which is guaranteed under the Principal Financial Officer’s employment contract, we did not pay any annual bonuses for 2007 corporate and personal achievements.

Our procedure for determining annual bonuses for executives for 2007 was as follows:  our principal preferred shareholder, TWC, authorized funding a bonus pool of a specific dollar amount to be awarded to a group of executive employees; this amount was determined, in part, on 2007 operating results.  This group includes the NEOs as well as managers, senior managers, directors, executive officers, vice presidents and certain members of the sales department.  After TWC provided the Company with the overall amount of the bonus pool, the PEO is in the process of preparing a proposal to the Compensation Committee regarding the allocation of the bonus pool to all eligible employees, including the NEOs.  To make this allocation, the Company used an internal formal bonus program in 2007.  The program provided that if a stated EBITDA goal was satisfied, participating employees would be entitled to a bonus; the bonus cannot exceed a maximum percentage of their base salary,  and the bonus amount could increase or decrease based on the percentage of the goal that was satisfied.  A threshold goal level was established.  At target level, NEOs who did not have bonus levels contained in their employment contracts could earn a bonus of up to 25% of their base salary; the maximum payout could not exceed 30% of base salary.   If the threshold goal level was not attained, any bonuses paid under the program were discretionary.  The threshold goal was not attained in 2007, and, as a result, no bonuses were paid.  The PEO considers other factors in making the allocation, including the particular NEO’s base salary, competitive compensation information, the NEO’s role in the Company, and his or her contribution to the Company’s success during 2007.

The Principal Financial Officer has a guaranteed bonus in his employment contract; the contract also gives the Company the right to make a discretionary additional bonus to him.  The Compensation Committee did not make an additional bonus award to the Principal Financial Officer as a result of 2007 operations.

As the bonus awards are not determined based on any particular Company metric or metrics related to financial performance, the Company does not have a policy that would require that recipients return the bonus to the Company in the event that a restatement of the Company’s financial statements results in a detriment to the Company.

The annual bonus related to 2007 operations for each NEO stated as a percentage of base pay is as follows:

NEO	Annualized 2007 Base	Bonus Awarded	Percentage of Annualized Base
Trevor Drinkwater, Principal Executive Officer	$475,000	$0	0%
John Mueller, Principal Financial Officer	$275,000	$150,000	55%
Rodney Satterwhite, Executive Vice President of the Distributor	$275,000	$0	0%
Christine Martinez, Executive Vice President of Corporate Strategy of the Distributor	$275,000	$0	0%
Mitch Budin, Executive Vice President and General Manager of the Distributor	$275,000	$0	0%

Equity grants:  No equity grants were made to NEOs during 2007.  Our procedure for making equity grants to NEOs is as follows:  the Principal Executive Officer provides the Compensation Committee with a proposal for equity grants as part of the employment contract process.  The amount of the grant is based on various factors, including the equity grant ranges for the position which the Company maintains, information from our human resources department and outside consultants.  The Compensation Committee reviews the Principal Executive Officer’s proposal and the underlying information, and makes its determination as to the grant.

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

It has not been our policy to consider amounts realized in a prior year from annual bonuses or equity awards as a factor in determining current year equity grants.

We do not maintain any equity ownership guidelines for our NEOs.  We have adopted a corporate policy which expressly prohibits any NEOs from trading in derivative securities of our Company, short selling our securities, or purchasing our securities on margin at any time.

Because each of our NEOs provides unique services to us, we do not use a fixed relationship between base pay, short term bonus and equity awards.  When the Compensation Committee makes the final decisions about a NEO’s total compensation package for a year, the three elements (base pay, short term bonus and equity award) are considered both individually and as a complete package.  We do not take into account amounts that a NEO may have realized in a year as a result of short term bonus awards or stock option exercises when we establish pay levels and goals for the current year.  Overall, we believe that our total compensation program for executives is reasonable while being competitive with market peers.

Summary Compensation Table for 2007

The following table shows the compensation for each of the Named Executive Officers for 2007.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Plan Incentive Compensation ($) (g)	Non-Qualified Deferred Compensation Plan Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Trevor Drinkwater,	2007	$450,000	$0	—	$95,916	—	—	$9,600	$555,516
Principal Executive Officer (2)	2006	$333,134	$200,000	—	$1,836,198	—	—	$26,761	$2,396,093
John Mueller,	2007	$275,000	$150,000	—	$108,345	—	—	$9,600	$542,945
Principal Financial Officer (3)	2006	$224,584	$150,000	—	$620,462	—	—	$9,600	$1,004,646

Rodney Satterwhite,	2007	$275,000	$0	—	$55,732	—	—	$9,600	$340,332
Executive Vice President (4)	2006	$225,213	$70,000	—	$381,426	—	—	$9,600	$686,239

Christine Martinez,	2007	$275,000	$0	—	$7,627	—	—	$8,000	$290,627
Executive Vice President of Corporate Strategy (5)	2006	$241,669	$50,000	—	$339,345	—	—	$0	$631,014

Mitch Budin,	2007	$275,000	$16,250	—	$27,730	—	—	$9,600	$328,580
Executive Vice President of Sales (6)	2006	$197,046	$92,500	—	$109,245	—	—	$13,100	$411,891

(1)	Discretionary bonuses for 2006 operations were paid in April 2007, aside from Trevor Drinkwater’s, which was paid in January, 2007.

(2)
In 2007, all other compensation consists of an $800 per month automobile allowance.  In 2006, all other compensation consists of an $800 per month automobile allowance and $17,161 in relocation expenses.

(3)	Bonus amounts were provided for in his employment agreement. All other compensation consists of an $800 per month automobile allowance.

(4)	All other compensation consists of an $800 per month automobile allowance.

(5)	All other compensation consists of an $800 per month automobile allowance

(6)
In 2007, bonus consists of an additional payment made to correct an error in the computation of the 2006 bonus described below.  All other compensation consists of an $800 per month automobile allowance.  In 2006, bonus consists of a $40,000 discretionary bonus and $52,500 of bonuses provided for in his employment contract; all other compensation consists of an $800 per month automobile allowance and a $3,500 bonus relating to the award of premium options.

Grants of Plan-Based Awards Table

During 2007, we made no equity grants to any of our NEOs, and therefore the “Grant of Plan Based Awards” table is not included in this report.

In past years, we have intended to grant all of our options with an exercise price equal to the fair market value of our common stock as of the date of grant (as further explained below).  Outstanding equity grants that continue to vest were granted in this manner, and it is our intent that any future grants that we will make will also be granted with an exercise price equal to the fair market value of our common stock as of the date of grant.

As discussed more fully in Note 7 of the footnotes to our financial statements for the year ending December 31, 2007, we estimate the fair value of our service-based stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, two of which are the option's expected term and the estimated future price volatility of the underlying stock, which estimates the fair value of the service-based awards.  The valuation is reduced by an estimate of stock option forfeitures.  Our estimate of expected term in 2007 was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules.  Beginning in 2006, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on our stock in accordance with guidance provided in SFAS 123R and SAB 107.  The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of our stock options.  We estimated share-based compensation expense for fiscal year 2007 using the Black-Scholes model with the following weighted average assumptions:  risk-free interest rate – 4.48%; expected dividend yield – 0%; expected volatility – 88.22%; expected life in years – 6.16; and expected forfeitures – 0%.

In prior years, we have established the exercise price for our options in the following manner:

For a new hire, the Compensation Committee approves the grant and establishes the price based on the closing price of the Company’s common stock on the day of Compensation Committee approval; however, if the executive has not yet started employment as of the date of the Compensation Committee approval, the price is set as the closing price of the Company’s common stock on the executive’s first day of work.  For a new contract for a current executive, the Compensation Committee approves the grant and establishes the price based on the closing price of the Company’s common stock on the day of the Compensation Committee approval.

We do not currently intend to alter this procedure for future option grants.

Outstanding Equity Awards at Year End

The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on December 31, 2007:

Name and Principal Position (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Trevor Drinkwater, Principal Executive Officer (1)	1,200,000 400,000 150,000 — 175,000 87,500 87,500	— 600,000 — 400,000 — — —	— — — — — — —	$1.65 $1.88 $2.00 $2.31 $2.00 $3.00 $4.00	7/26/2015 11/7/2015 7/16/2014 11/28/2015 9/30/2014 9/30/2014 9/30/2014

John Mueller, Principal Financial Officer (2)	625,000	125,000	—	$1.89	3/10/2016

Rodney Satterwhite, Executive Vice President (3)	22,500 187,500 30,000 96,000 30,000	7,500 37,500 — 24,000 45,000	— — — — —	$1.63 $1.88 $2.00 $2.10 $2.31	10/19/2015 11/7/2015 7/16/2014 6/14/2015 11/28/2015

Christine Martinez, Executive Vice President of Corporate Strategy (4)	225,000 30,000	— 45,000	— —	$1.63 $2.31	10/19/2015 11/28/2015

Mitch Budin, Executive Vice President of Sales (5)	187,500 30,000	37,500 45,000	— —	$2.00 $2.31	01/03/2016 01/03/2016

(1)
Mr. Drinkwater’s unvested options vest as follows: (a) the options which expire on 11/28/2015 will only vest upon the satisfaction of certain performance targets; (b) the options which expire on 11/7/2015 will vest in equal installments over the next three years.

(2)	Mr. Mueller’s unvested options vested as follows: 125,000 shares on January 1, 2008.

(3)
Mr. Satterwhite’s unvested options will vest as follows: (a) the options which expire on 10/19/2015 will fully vest on 12/5/2008; (b) the options which expire on 11/7/2015 will fully vest on 12/5/2008; (c) the options which expire on 6/4/2015 will fully vest on 12/5/2008; (d) the options which expire on 11/28/2015 will vest over five years with the vesting period beginning six months after the date of grant.

(4)	Ms. Martinez’s unvested options will vest in equal installments over the next three years.

(5)
Mr. Budin’s unvested options will vest as follows: (a) the options with an exercise price of $2.00 will fully vest on 12/5/2008; and (b) the options with an exercise price of $2.31 will vest in equal installments over the next three years.

As we do not maintain any programs for our NEOs that would require inclusion in the “Pension Benefits” or the “Non-Qualified Deferred Compensation” tables, those tables are not included in this report.

Post- employment compensation

The Distributor maintains employment arrangements with two of our Named Executive Officers that provide for payments upon their termination of employment in certain circumstances.  Both of the employment contracts have the following common provisions:

A termination for ‘cause’ occurs if the NEO has:

•	been repeatedly negligent in his or her duties;
•	acted with ‘gross negligence’ or willful misconduct;
•	been dishonest or committed an act of theft, embezzlement, fraud, material breach of confidentiality, unauthorized disclosure or use of inside information, customer lists, or trade secrets;
•	been convicted or plead guilty to a felony or misdemeanor which would harm our reputation;
•	materially breached the employment agreement;
•	materially violated our company policies;
•	engaged in unfair competition or taken other actions which would harm the Company or the Distributor;
•	caused a vendor or customer to terminate any contract with us; or
•	failed to attend Company meetings or frequently visit our offices after receiving written warnings from us.

A Change in Control, which impacts the vesting of options, occurs if:

•	There is a merger or consolidation in which we are not the surviving entity;
•	We sell or dispose of all or substantially all of our assets;
•	We dissolve or liquidate;
•	We enter into a reverse merger where 40% of our voting power is transferred; or
•	There is a change in the membership of a majority of the Board of Directors in a 36 month period where the new directors were not nominated by the then current board members.

The ability to exercise options for the NEOs is governed by the following rules:

•	Upon a termination for cause, all vested and unvested options are cancelled;
•
Upon death or disability, vested options can be exercised for six months (certain options of Drinkwater and Satterwhite, all of Martinez) or until the options’ expiration date (certain options of Drinkwater and Satterwhite, all of Mueller and Budin); all unvested options are forfeited; and

•	Upon termination for good reason, vested options can be exercised for three months after termination; all unvested options are forfeited.

As discussed below, certain NEOs receive additional vesting in certain circumstances.

For purposes of the table information regarding post employment payments, we assume the following:

•	Accrued vacation is paid in all cases. As of December 31, 2007, all NEOs had 15 days of accrued vacation.
•	The NEO does not have any severance benefit reduced as a result of obtaining employment with a new employer.
•	For change in control purposes, a change in control occurred on December 31, 2007.
•	The fair market value of Company shares is $1.80, which is the ending share value on December 31, 2007.
•	Termination of employment occurs on December 31, 2007, and the termination of employment for change of control purposes is not for cause.
•	The NEO exercises all outstanding options that can be exercised immediately upon termination and the net profit from the exercise is paid to the NEO in cash.

The particular terms regarding post-employment compensation for each NEO are as follows:

Trevor Drinkwater, Principal Executive Officer:  If Mr. Drinkwater is terminated without cause, he receives a severance payment not to exceed eighteen months of base pay; this payment is limited to the remaining term of his employment agreement.  He also receives health insurance for the remaining term of his employment agreement, with a limit of thirty six months.  He also receives an additional twelve months of vesting on his stock options.  In the event of a Change in Control, all unvested stock options fully vest.

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

Rodney Satterwhite, Executive Vice President of the Distributor; Christine Martinez, Executive Vice President of Corporate Strategy of the Distributor; Mitch Budin, Executive Vice President of Sales of the Distributor:  None of these individuals have employment agreements with the Distributor as of December 31, 2007.  As a result, if any of them are terminated without cause, each of them would receive a severance payment equal to one month of base salary for each year of service with our Company, with a maximum severance payment of three months of base pay.

Post-Employment Payments Table

Name and Principal Position	Severance for Cause	Severance Not for Cause	Death, Disability or Retirement	Change in Control
Trevor Drinkwater, Principal Executive Officer	$27,404	$692,244	$207,404	$692,244

John Mueller, Principal Financial Officer	$15,865	$84,615	$15,865	$84,615

Rodney Satterwhite, Executive Vice President	$15,865	$88,015	$19,265	$88,015

Christine Martinez, Executive Vice President of Corporate Strategy	$54,115	$122,865	$54,115	$122,865

Mitch Budin, Executive Vice President of Sales	$15,865	$84,615	$15,865	$84,615

Board of Directors Compensation

The following table sets forth the compensation paid to our non-employee directors in 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Stephen K. Bannon, Chairman	$0	$0	$357,119	$0	$0	$0	$357,119

Bradley A. Ball	$0	$0	$0	$0	$0	$0	$0

James G. Ellis	$0	$0	$0	$0	$0	$0	$0

Herbert Hardt	$0	$0	$151,922	$0	$0	$0	$151,922

Larry Madden	$0	$0	$0	$0	$0	$0	$0

Irwin Reiter	$0	$0	$0	$0	$0	$0	$0

The Company did not pay outside directors any cash payments for service on our Board of Directors during 2007.  The Company did not make any type of equity grant to any outside director for service on our Board of Directors during 2007.  We do not reimburse directors for their actual expenses incurred for attending Board meetings.  Compensation amounts shown on the table reflect the FAS 123R value of options used to calculate the Company’s financial expense for 2007.   Mr. Bannon’s consulting firm received payments from the Company during 2007 (see Item 13, Related Party Transactions, for more details regarding these payments).

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

Members of the Compensation Committee:

Herbert Hardt
Bradley A. Ball

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock and our Series W Preferred Stock by (i) each person who is known by us to own beneficially more than 5% of our common stock or Series W Preferred Stock, as of the most recent date for which information is available,  (ii) each of our directors and Named Executive Officers and the executive officers of the Distributor, as of February 29, 2008 and (iii) all of our executive officers, directors and all of the executive officers of the Distributor as a group, as of February 29, 2008.  Except as otherwise listed below, the address of each person is c/o Genius Products, Inc., 2230 Broadway, Santa Monica, California 90404. As of February 29, 2008, there were outstanding 67,709,094 shares of our common stock and 100 shares of our Series W Preferred Stock.

	Shares Beneficially Owned (1)
Name of Owner of Common Stock	Number		Percent
Bradley A. Ball	0		0%
Stephen K. Bannon	829,520	(2)	1.2%
Mitch Budin	217,500	(3)	*
Ed Byrnes	0		0%
Trevor Drinkwater	2,100,000	(4)	3.1%
Herbert Hardt	419,044	(5)	*
Larry Madden	0		0%
Christine Martinez	255,000	(6)	*
John Mueller	750,000	(7)	1.1%
Michael Radiloff	198,750	(8)	*
Irwin Reiter	0		0%
Rodney Satterwhite	366,000	(9)	*
Matthew Smith	0		0%
All directors and officers as a group (13 persons)	5,135,814	(10)	7.6%
Bonanza Master Fund, Ltd.	5,438,629	(11)	8.0%
Janus Capital Management LLC	7,672,100	(12)	11.3%
Stephens Investment Management, LLC	3,641,787	(13)	5.4%
Wellington Management Company LLP	8,486,730	(14)	12.5%
Capital Research Global Investors	3,450,000	(15)	5.1%

Name of Owner of Series W Preferred Stock	Number		Percent
W-G Holding Corp.	1.42857	(16)	1.4%
The Weinstein Company Holdings LLC	98.57143	(16)	98.6%

*              Represents less than 1% of our common stock.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 29, 2008, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.  The information reflected in this Item 12 is based on the Company’s review of the most recent SEC filings for the individuals and entities listed above and the Company’s internal records which is as of February 29, 2008 or the most recent date for which information is available.

(2)	Includes outstanding options to purchase 829,520 shares exercisable within 60 days of February 29, 2008. Excludes outstanding options to purchase 1,000,000 shares exercisable after that period.

(3)	Includes outstanding options to purchase 217,500 shares exercisable within 60 days of February 29, 2008. Excludes outstanding options to purchase 82,500 shares exercisable after that period.

(4)	Includes outstanding options to purchase 2,100,000 shares exercisable within 60 days of February 29, 2008. Excludes outstanding options to purchase 1,000,000 shares exercisable after that period.

(5)	Includes outstanding options to purchase 419,044 shares exercisable within 60 days of February 29, 2008. Excludes outstanding options to purchase 110,476 shares exercisable after that period.

(6)	Includes outstanding options to purchase 255,000 shares exercisable within 60 days of February 29, 2008. Excludes outstanding options to purchase 45,000 shares exercisable after that period.

(7)	Includes outstanding options to purchase 750,000 shares exercisable within 60 days of February 29, 2008.

(8)	Includes outstanding options to purchase 198,750 shares exercisable within 60 days of February 29, 2008. Excludes outstanding options to purchase 101,250 shares exercisable after that period.

(9)	Includes outstanding options to purchase 366,000 shares exercisable within 60 days of February 29, 2008. Excludes outstanding options to purchase 114,000 shares exercisable after that period.

(10)	Includes outstanding options to purchase 5,135,814 shares exercisable within 60 days of February 29, 2008. Excludes outstanding options to purchase 2,453,226 shares exercisable after that period.

(11)
Bonanza Master Fund, Ltd. is managed by Bonanza Capital, Ltd., which is managed by Bonanza Fund Management, Inc.  The number of shares indicated includes warrants to purchase 783,829 shares of common stock exercisable within 60 days of February 29, 2008.  The mailing address for Bonanza Master Fund, Ltd. is 300 Crescent Court, Suite 1740, Dallas, Texas 75201.

(12)
Janus Capital has an indirect 86.5% ownership stake in Enhanced Investment Technologies LLC (“INTECH”) and an indirect 30% ownership stake in Perkins, Wolf, McDonnell and Company, LLC (“Perkins Wolf”).  Due to the above ownership structure, holdings for Janus Capital, Perkins Wolf and INTECH are aggregated for purposes of this filing.  Janus Capital, Perkins Wolf and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (collectively, the “Managed Portfolios”).  As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 7,672,100 shares.    However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights.  Janus Venture Fund is an investment company registered under the Investment Company Act of 1940 and is one of the Managed Portfolios to which Janus Capital provides investment advice.  The mailing address for Janus Investment Fund is c/o Janus Capital Management, 151 Detroit Street, Denver, Colorado 80206.

(13)
Stephens Investment Management, LLC, in its capacity as investment adviser, may be deemed to beneficially own 3,641,787 shares which are held of record by clients of Stephens Investment Management, LLC.  The principal business address of Stephens Investment Management, LLC is One Sansome Street, Suite 2900, San Francisco, California 94104.

(14)
Wellington Management LLP, in its capacity as investment adviser, may be deemed to beneficially own 8,486,730 shares which are held of record by clients of Wellington Management LLP.  The principal business address of Wellington Management LLP is 75 State Street, Boston, Massachusetts 02109.

(15)
Capital Research Global Investors is deemed to be the beneficial owner of 3,450,000 shares as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

(16)	The principal business address for each of W-G Holding Corp. and The Weinstein Company Holdings LLC is 345 Hudson Street, 13th Floor, New York, New York 10014.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Services Agreement

The Distributor provides certain services and pays certain direct costs, including filing fees, registration fees and audit fees, on behalf of the Company according to the terms of a services agreement between the Distributor and the Company and entered into in connection with the TWC Transaction.  The Distributor incurred a total of $4.8 million in corporate operating and payroll related expenses on behalf of the Company during the year ended December 31, 2007 and incurred a total of $1.3 million during the 163-day period ended December 31, 2006.  Such amounts were reflected as a distribution to members in the accompanying financial statements.

TWC Distribution Agreement

On July 17, 2006, the Distributor entered into a distribution agreement with TWC (the “TWC Distribution Agreement”), an affiliate of TWC Holdings and W-G Holding Corp., holders of our Series W Preferred Stock.  Pursuant to the TWC Distribution Agreement, TWC granted to the Distributor the right to distribute, advertise, publicize, promote and market DVDs of motion pictures owned or released by TWC for an initial term of approximately five years, subject to early termination provisions described in the TWC Distribution Agreement.  Under the TWC Distribution Agreement, after deducting permitted amounts from gross receipts for return reserves, the Distributor’s distribution fee and the Distributor’s reimbursable expenses, the Distributor is required to pay to TWC a portion of the net receipts from the sale of any such DVDs.  For the fiscal year ending of December 31, 2006, the Company and the Distributor incurred $141.0 million of expenses related to TWC participation fees.  For the fiscal year ending December 31, 2007, the Distributor incurred $170.4 million of expenses related to TWC.  For the period January 1 through February 29, 2008, the Company and the Distributor incurred $0.7 million, in respect of such net receipts.

On August 10, 2007, in connection with the Credit Agreement, the Distributor entered into a letter agreement  with TWC (the “TWC Letter”) under which the Distributor and TWC agreed to schedule payments owing to TWC by the Distributor under the TWC Distribution Agreement.  In the TWC Letter, TWC also agreed to waive any remedies it may have attributable to past non-timely payments and reporting under the TWC Distribution Agreement on or prior to August 10, 2007.

On March 4, 2008, the Distributor and TWC entered into a letter agreement memorializing certain amendments to the TWC Distribution Agreement and the interim distribution agreement under which the Company and TWC operated prior to the closing of the TWC Transaction, previously agreed upon by the Distributor and TWC.  Pursuant to such letter agreement,  effective as of March 21 , 2006, (i) the definition of a “Direct-to-Video” title under the TWC Distribution Agreement (and the interim distribution agreement) was revised to mean any title that (a) was not released theatrically prior to its initial home video release date or (b) was released theatrically prior to its home video release, but earned U.S. theatrical box office revenue prior to its initial home video release date of less than $0.5 million; and  (ii) TWC agreed to absorb the cost of returns processing for all TWC titles distributed under the TWC Distribution Agreement (and the interim distribution agreement).  The effect of these changes was a benefit to the Distributor, respectively, of $0.8 million to cost of revenue in 2007 and $2.9 million in 2007 (TWC revenue and cost of sales are recognized upon meeting all recognition requirements of SOP 00-2; the full benefit of the change described in subsection (ii) above was $4.6 million and, therefore, a further $1.7 million will be recognized in future periods).  In addition, in the letter agreement TWC acknowledged that, based on the Distributor’s satisfaction of certain terms relating to the “annual video ratio” under the TWC Distribution Agreement, the Distributor’s distribution fee for the period from January 1, 2007 through December 31, 2007 should be increased from 5% to 6%.  The effect of this clarification was a benefit of $2.9 million to the Distributor’s cost of sales for fiscal 2007 (also see Item 7 above for a discussion regarding the financial statement impact of these amendments).

Related Party Loans

On September 27, 2007, the Distributor borrowed $6.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $6.0 million.  On November 1, 2007, the Distributor borrowed an additional $2.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $2.0 million.  Under each of the aforementioned notes, interest is due on the unpaid principal balance at a monthly rate equal to the LIBOR Rate (as defined in the notes) plus five percent (5%) until paid.  The principal and accrued interest under the notes were originally due and payable on demand at any time after March 31, 2008.  On March 16, 2008, the Company's Board of Directors approved amendments to each of the aforementioned notes pursuent to which principal and accrued interest under the notes would be due and payable on demand at any time after January 1, 2009. In the event payment of principal or interest due under the notes is not made when due, the outstanding principal balance will bear interest at the rate of two percent (2%) above the interest rate which is otherwise provided under the notes for so long as such event continues. If the notes are not paid when due, the Distributor agreed to pay the Company’s reasonable costs of collection, including, without limitation, all reasonable attorneys’ fees and all reasonable expenses actually incurred by the Company in connection with such collection efforts.  The principal amount of the notes may be prepaid in whole or in part, provided that all accrued interest on the amount to be prepaid is also paid at such time.  The proceeds from the notes were used to pay amounts owed by the Distributor to TWC under the TWC Distribution Agreement.  As of December 31, 2007, an aggregate of $8.2 million in principal and accrued interest expense was outstanding under the notes.  As of February 29, 2008, a further $0.1 million of accrued interest expense was outstanding under the notes.

Bannon Consulting Agreement

Stephen K. Bannon is the chairman of the Company’s Board of Directors.  Mr. Bannon is also a principal with Bannon Strategic Advisors, Inc. (“Bannon Strategic Advisors”).  On July 20, 2006, the Company and Bannon Strategic Advisors entered into a consulting agreement (the “Consulting Agreement”), pursuant to which Bannon Strategic Advisors has provided the Company with consulting and advisory services.  Pursuant to the Consulting Agreement, the Company agreed to pay to Bannon Strategic Advisors a monthly consulting fee of $0.02 million for a term of two years (i.e., an aggregate of $0.5 million) and reimburse Mr. Bannon for expenses incurred in connection with services provided to the Company.  The Consulting Agreement was approved by the Board of Directors, with Mr. Bannon abstaining from the vote.  On July 21, 2006, the rights and obligations of the Company pursuant to the Consulting Agreement were assigned to the Distributor.  On January 2, 2007, the Distributor paid to Bannon Strategic Advisors a bonus of $0.2 million for services rendered in 2006, and an additional bonus of $0.03 million on March 13, 2007.  These bonuses were approved by the compensation committee of the Company’s Board of Directors.  For the years ended December 31, 2006 and 2007, the Distributor recorded $0.2 and $0.3 million, respectively for consulting fees and $0.2 million and $0.2 million for expense reimbursements.   For the period from January 1 through February 29, 2008, the Distributor incurred $0.1 million of expenses for Bannon Strategic Advisors, for bonuses, consulting fees and reimbursement of expenses pursuant to the Consulting Agreement.

Director Independence

Our Board of Directors is comprised of six individuals, two of whom (Bradley A. Ball and Herbert Hardt) the Company has determined are independent under the rules applicable to NASDAQ listed companies.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ernst & Young LLP (“E&Y”), Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) and Cacciamatta Accounting Corporation (“CAC”) for the years ended December 31 shown:

(In thousands)	2007			2006
	E&Y		SLGG	E&Y	SLGG	CAC
	Total Fees		Total Fees	Total Fees	Total Fees	Total Fees
Audit Fees	$3,131		$138	$1,950	$235	$-
Audit - Related Fees	69		-	-	-	-
Tax Fees	83		-	-	-	-
All Other Fees	-		-	-	483	120
Total Fees	$3,283	*	$138	$1,950	$718	$120

* The disclosed total fee of $3.3 million is related to services rendered at both the Company and the Distributor, of which $1.4 million is attributable to the Company and $1.9 million is attributable to the Distributor.

All Other Fees incurred during the year ended December 31, 2006 include fees associated with SEC filings, consents and the TWC Transaction.

Tax Fees

Our principal accountants do not regularly bill us fees for tax compliance, tax advice or tax planning.  However, during our fiscal year ended December 31, 2007, we paid $0.08 million to Ernst &Young LLP (“E&Y”) for their services in connection with the preparation of the U.S. Federal Income Tax Return Form 1065 for the Distributor. No fees for tax compliance, tax advice or tax planning were paid to E&Y in 2006.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements and Schedule II are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

References to “the Company” in this Exhibit index means Genius Products, Inc.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed on November 20, 2006).
3.2	Bylaws as amended (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-KSB filed on March 31, 2005).
4.1	Specimen Certificate for Common Stock (incorporated by reference from Exhibit 4.8 included with the Company’s Form 10-KSB filed on April 14, 2000).
4.2	Certificate of Change in Stock (incorporated by reference from Exhibit 3.2.2 included with the Company’s Form 10-KSB filed on April 16, 2002).

10.1	Employment Agreement with Trevor Drinkwater dated July 16, 2004 (incorporated by reference from Exhibit 10.1 included with the Company’s Form 10-QSB filed on August 16, 2004).
10.2	Employment Agreement with Trevor Drinkwater dated July 26, 2005 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on July 29, 2005).
10.3
Confidential Settlement Agreement and Mutual Release of Claims between the Company and Mike Meader dated July 29, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on July 29, 2005).

10.4
Confidential Settlement Agreement and Mutual Release of Claims between the Company and Klaus Moeller dated July 28, 2005 (incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on July 29, 2005).

10.5	Employment Agreement with Christine Martinez, effective October 27, 2005 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on November 1, 2005).
10.6	Employment Agreement with Michael Radiloff, effective October 27, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on November 1, 2005).
10.7
Amendment to Employment Agreement between Genius Products, Inc. and Trevor Drinkwater dated December 5, 2005 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on December 9, 2005).

10.8
Amendment to Employment Agreement between Genius Products, Inc. and Michael Radiloff dated December 5, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on December 9, 2005).

10.9	Employment Agreement between Genius Products, Inc. and Rodney Satterwhite dated December 2, 2005 (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on December 9, 2005).
10.10
Amendment to Employment Agreement between Genius Products, Inc. and Rodney Satterwhite dated December 5, 2005 (incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed on December 9, 2005).

10.11	Employment Agreement between Genius Products, Inc. and Mitch Budin dated December 5, 2005 (incorporated by reference from Exhibit 99.5 to the Company’s Form 8-K filed on December 9, 2005).
10.12
Amendment to Employment Agreement between Genius Products, Inc. and Mitch Budin dated December 5, 2005 (incorporated by reference from Exhibit 99.6 to the Company’s Form 8-K filed on December 9, 2005).

10.13
Form of Executive Stock Payment Agreement dated as of June 2, 2003, with Klaus Moeller, Michael Meader, Larry Balaban. Howard Balaban and Julie Ekelund for stock and warrants paid in lieu of $20,000 each of 2003 salary (incorporated by reference from Exhibit 10.1 included with the Company’s Form 10-QSB filed on August 14, 2003).

10.14	Amended and Restated 1997 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.61 included with the Company’s Form 10-KSB, Amendment #1, filed on April 30, 2002).
10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference from Exhibit 10.16 to the Company’s Form 10-KSB filed on March 31, 2005).
10.16	Second Amended and Restated 2000 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.62 included with the Company’s Form 10-KSB, Amendment #1, filed on April 30, 2002)
10.17
Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated 2000 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.18 to the Company’s Form 10-KSB filed on March 31, 2005).

10.18	2003 Stock Option Plan (incorporated by reference from Exhibit A included with the Company’s Proxy Statement filed on April 30, 2003).
10.19
Form of Incentive Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from Exhibit 10.30 included with the Company’s Registration Statement (No. 333-108966) on Form SB-2 filed on September 19, 2003).

10.20
Form of Non-Qualified Stock Option Agreement under the 2003 Stock Option Plan (incorporated by reference from Exhibit 10.31 included with the Company’s Registration Statement (No. 333-108966) on Form SB-2 filed on September 19, 2003).

10.21	2004 Stock Incentive Plan (incorporated by reference from Appendix B included with the Company’s Proxy Statement filed on October 4, 2004).
10.22	Form of Notice of Stock Option Award under the 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.23 to the Company’s Form 10-KSB filed on March 31, 2005).
10.23	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference from Exhibit 10.24 to the Company’s Form 10-KSB filed on March 31, 2005).
10.24	Sublease with Citibank (West), FSB for office space in Solana Beach, California (incorporated by reference from Exhibit 10.30 included with the Company’s Form 10-KSB filed on March 30, 2004).
10.25
Lease Agreement with ProCon, Inc. dated as of August 25, 2004 for office space in Bentonville, Arkansas (incorporated by reference from Exhibit 99.1 included with the Company’s Form 8-K filed on November 12, 2004).

10.26**	License Agreement with Falcon Picture Group, LLC dated September 8, 2003 (incorporated by reference from Exhibit 10.3 included with the Company’s Form 10-QSB filed on May 17, 2004).
10.26**
First Amendment to License Agreement with Falcon Picture Group, LLC dated December 22, 2003 (incorporated by reference from Exhibit 10.4 included with the Company’s Amended Form 10-QSB filed on July 13, 2004).

10.28	Form of $1 and $3 Warrants issued in conjunction with 2003 Secured Promissory Notes (incorporated by reference from Exhibit 10.38 included with the Company’s Form 10-KSB filed on March 30, 2004).
10.29	Form of Warrant for purchasers in March 2004 private placement. (incorporated by reference from Exhibit 10.37 to the Company’s Form 10-KSB filed on March 31, 2005).
10.30	Form of Warrant issued to Sands Brothers International Limited dated March 12, 2004. (incorporated by reference from Exhibit 10.38 to the Company’s Form 10-KSB filed on March 31, 2005).
10.31	Form of Warrant dated March 2, 2005 (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on March 9, 2005).
10.32
Agreement and Plan of Merger, dated as of March 21, 2005, by and among the Company, Genius Acquisition Corp., American Vantage Companies (“AVC”), and American Vantage Media Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed on March 25, 2005).

10.33	Form of Common Stock Purchase Warrant issued to AVC (incorporated by reference from Exhibit 2.7 to the Company’s Form 8-K filed on March 25, 2005).
10.34	Form of Common Stock Purchase Warrant issued to various purchasers (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on May 26, 2005).
10.35
Form of Common Stock Purchase Warrant issued to various investors in connection with the Note and Warrant Purchase Agreement dated October 4, 2005 (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on October 11, 2005).

10.36	Form of Warrant issued to various purchasers (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed on December 8, 2005).
10.37
Master Contribution Agreement by and among Genius Products, Inc., The Weinstein Company LLC and The Weinstein Company Holdings LLC dated as of December 5, 2005 (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2005).

[Exhibits are omitted but will be furnished to the Commission supplementally upon request]

10.38	Form of Stock Option Award Agreement with Michael J. Koss (incorporated by reference from Exhibit 99.2 o the Company’s Form S-8 filed on December 20, 2005).
10.39	Form of Stock Option Award Agreement with Charles H. Rivkin (incorporated by reference from Exhibit 99.3 o the Company’s Form S-8 filed on December 20, 2005).
10.40	Form of Stock Option Award Agreement with Trevor Drinkwater (incorporated by reference from Exhibit 99.5 o the Company’s Form S-8 filed on December 20, 2005).
10.41	Form of Stock Option Award Agreement with Trevor Drinkwater (incorporated by reference from Exhibit 99.6 to the Company’s Form S-8 filed on December 20, 2005).
10.42	Form of Stock Option Award Agreement with Shawn Howie (incorporated by reference from Exhibit 99.7 to the Company’s Form S-8 filed on December 20, 2005).
10.43	Form of Stock Option Award Agreement with Stephen K. Bannon (incorporated by reference from Exhibit 99.8 to the Company’s Form S-8 filed on December 20, 2005).
10.44	Form of Stock Option Award Agreement with Stephen K. Bannon (incorporated by reference from Exhibit 99.9 to the Company’s Form S-8 filed on December 20, 2005).
10.45	Form of Stock Option Award Agreement with James G. Ellis (incorporated by reference from Exhibit 99.11 to the Company’s Form S-8 filed on December 20, 2005).
10.46	Form of Stock Option Award Agreement with Robert V. Graziano (incorporated by reference from Exhibit 99.12 to the Company’s Form S-8 filed on December 20, 2005).
10.47	Form of Stock Option Award Agreement with Herbert Hardt (incorporated by reference from Exhibit 99.13 to the Company’s Form S-8 filed on December 20, 2005).
10.48	Form of Stock Option Award Agreement with Mitch Budin (incorporated by reference from Exhibit 99.14 to the Company’s Form S-8 filed on December 20, 2005).
10.49	Form of Stock Option Award Agreement with Mitch Budin (incorporated by reference from Exhibit 99.15 to the Company’s Form S-8 filed on December 20, 2005).
10.50
First Amendment to Master Contribution Agreement by and among Genius Products, Inc., The Weinstein Company LLC and The Weinstein Company Holdings LLC, dated as of March 15, 2006 (incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K filed on March 16, 2006).

10.51	Employment Agreement by and between Genius Products, Inc. and John Mueller dated March 10, 2006 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on March 16, 2006).
10.52
Settlement Agreement and Release of Claims entered into by Genius Products, Inc. with Shawn Howie dated February 7, 2006 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on February 13, 2006).

10.53
Lease Agreement with PTL Realty dated as of March 8, 2006, by and between the Company and Ed Silver, Co-Trustee of the Silver Trust and Tess Weinstein, Co-Trustee of the Weinstein Trust, d/b/a PTL Realty (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2006).

10.54
Second Amendment to Master Contribution Agreement by and between the Company, The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on April 26, 2006 (incorporated by reference from Exhibit 2.3 to the Company’s Form 8-K filed on May 2, 2006).

10.55
Third Amendment to Master Contribution Agreement by and between the Company, The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on May 30, 2006 (incorporated by reference from Exhibit 2.4 to the Company’s Form 8-K filed on June 2, 2006).

10.56
Fourth Amendment to Master Contribution Agreement by and between the Company, The Weinstein Company LLC, The Weinstein Company Holdings LLC and The Weinstein Company Funding LLC entered into on June 28, 2006 (incorporated by reference from Exhibit 2.5 to the Company’s Form 8-K filed on June 29, 2006).

10.57	Form of Limited Liability Company Agreement of Genius Products, LLC, dated July 21, 2006 (incorporated by reference from Appendix C to the Company’s Definitive Proxy Statement filed on June 29, 2006).
10.58
Form of Distribution Agreement, dated July 17, 2006, by and between Genius Products, LLC and The Weinstein Company LLC (incorporated by reference from Appendix D to the Company’s Definitive Proxy Statement filed on June 29, 2006).

10.59	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from Appendix F to the Company’s Definitive Proxy Statement filed on June 29, 2006).
10.60
Output Distribution Agreement, dated July 7, 2006, by and between the Company and ESPN Enterprises, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K/A filed on September 29, 2006).

10.61
Consulting Agreement, dated July 20, 2006, by and between the Company and Bannon Strategic Advisors, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2006).

10.62
Amendment No. 2 to Employment Agreement, dated July 20, 2006, by and between the Company and Trevor Drinkwater (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2006).

10.63
Registration Rights Agreement, dated July 21, 2006, by and between the Company and The Weinstein Company LLC (incorporated by reference from Exhibit 10.7 to the Company’s Report on Form 10-Q filed on November 20, 2006).

10.64
Amended and Restated Limited Liability Company Agreement of Genius Products, LLC, dated as of July 21, 2006 (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed on September 19, 2007).

10.65
Letter Agreement, dated as of September 17, 2007, by and among the Company, the Distributor, The Weinstein Company Holdings LLC and W-G Holding Corp. (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on September 19, 2007).

10.66
Credit Agreement, dated as of August 10, 2007, by and among the Distributor, as borrower, Société Générale, as administrative agent, collateral agent and L/C Issuer, the lenders party thereto and SG Americas Securities, LLC, as lead arranger and sole bookrunner (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on August 16, 2007).

10.67
Allocation of Accounts Receivable and Intercreditor Agreement, dated as of August 10, 2007, by and among the Distributor, The Weinstein Company LLC and Société Générale (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed August 16, 2007).

10.68
Guaranty Agreement, dated as of August 10, 2007, by the Company and each of the other signatories thereto, as guarantors, in favor of Société Générale (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed August 16, 2007).

10.69
Security Agreement, dated as of August 10, 2007, by and among the Distributor, the Company, each of the other signatories thereto and Société Générale (incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K filed August 16, 2007).

10.70	Promissory Note, dated as of September 27, 2007, issued by the Distributor in favor of the Company (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed October 3, 2007)
10.71
Amended and Restated Credit Agreement, dated as of November 1, 2007, by and among the Distributor, as borrower, Société Générale, as administrative agent, collateral agent and L/C Issuer, the lenders party thereto, SG Americas Securities,
LLC, as lead arranger and sole bookrunner, and Alliance & Leicester Commercial Finance plc, as managing lead arranger (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed November 6, 2007)

10.72
Amendment No. 1 to Allocation of Accounts Receivable and Intercreditor Agreement, dated as of November 1, 2007, by and among the Distributor, The Weinstein Company LLC and Société Générale (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed November 6, 2007).

10.73
Reaffirmation of Guaranty Agreement, dated as of November 1, 2007, by the Company and each of the other signatories thereto, as guarantors, in favor of Société Générale (incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K filed November 6, 2007).

10.74	Employment Offer Letter, dated December 28, 2007, by Matthew Smith and the Distributor (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K filed January 8, 2008)
10.75
Lantana Office Lease, dated December 31, 2007, by and between the Distributor and Maguire Properties – 3301 Exposition, LLC (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed January 8, 2008)

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

Date: March 17, 2008	GENIUS PRODUCTS, INC.,
a Delaware corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Drinkwater	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
Trevor Drinkwater

/s/ John P. Mueller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
John P. Mueller

/s/ Stephen K. Bannon	Chairman of the Board of Directors	March 17, 2008
Stephen K. Bannon

/s/ Bradley A. Ball	Director	March 17, 2008
Bradley A. Ball

/s/ Herbert Hardt	Director	March 17, 2008
Herbert Hardt

/s/ Larry Madden	Director	March 17, 2008
Larry Madden

/s/ Irwin Reiter	Director	March 17, 2008
Irwin Reiter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Genius Products, Inc.:

We have audited the accompanying consolidated balance sheets of Genius Products, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Genius Products, Inc. and subsidiaries for the year ended December 31, 2005, were audited by other auditors whose report dated April 13, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genius Products, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genius Products, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2008 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Genius Products, Inc.:

We have audited Genius Products, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genius Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified at the company including its significant equity investee and is included in management’s assessment: a) Timely and routine financial statement close/reporting process and the entity level controls surrounding this process, b) Calculation of expenses related to stock compensation, c) Formal processes over change management and access procedures related to information technology systems, d) Revenue recognition process; specifically, controls in the areas of allocating and tracking Market Development Funds spending, e) Licensor participations expense and related liabilities, and film amortization, f) Management’s estimation and forecasting process as it relates to inventory obsolescence reserve. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements, and this report does not affect our report dated March 16, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Genius Products, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors
Genius Products, Inc.
Santa Monica, California

We have audited the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 of Genius Products, Inc. and subsidiaries (collectively, the “Company”).  Our audit also included the financial statement schedule of the Company, listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presented fairly, in all material respects, the results of operations of Genius Products, Inc. and subsidiaries and their cash flows for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 13, 2006

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,757	$3,745
Prepaid expenses and other current assets	110	110
Amounts receivable from Distributor, net	-	777

Total current assets	1,867	4,632

Notes receivable, from Distributor, net	8,191	-
Investment in Distributor	73,823	84,796

Total assets	$83,881	$89,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amounts payable to Distributor, net	$198	$-
Accounts payable	-	59
Accrued expenses	-	865

Total current liabilities	198	924

Deferred tax liability	11,406	13,021

Total liabilities	11,604	13,945

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares
outstanding	-	-
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized;
67,709,094 and 63,305,195 shares outstanding in 2007 and 2006, respectively	7	6
Additional paid-in capital	112,293	105,375
Accumulated deficit	(40,023)	(29,898)

Total stockholders’ equity	72,277	75,483

Total liabilities and stockholders' equity	$83,881	$89,428

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

	Year Ended December 31,
	2007	2006	2005

Revenues, net of sales returns, discounts and
allowances of $40,882 and $9,965	$-	$119,011	$22,328
in 2006 and 2005, respectively

Total cost of revenues	-	130,870	22,883

Gross loss	-	(11,859)	(555)

Operating expenses (income):
Selling, general and administrative	1,869	19,867	14,747
Restructuring	-	-	2,745
Gain on sale, related party	-	(63)	(1,352)
Equity in net loss from Distributor	10,225	7,989	-

Total operating expenses	12,094	27,793	16,140

Loss from operations	(12,094)	(39,652)	(16,695)

Net interest income (expense)	355	86	(465)

Loss before provision for income taxes	(11,739)	(39,566)	(17,160)

Provision (benefit) for income taxes	(1,614)	5,797	1

Loss before extraordinary item	(10,125)	(45,363)	(17,161)

Extraordinary gain, net of taxes of $5,843 in 2006	-	54,203	-

Net income (loss)	$(10,125)	$8,840	$(17,161)

Basic and diluted EPS

Loss before extraordinary item	$(0.15)	$(0.74)	$(0.42)

Extraordinary item	-	0.89	-

Net income (loss)	$(0.15)	$0.15	$(0.42)

Basic and diluted weighted average shares	66,221,896	60,949,469	40,400,112

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Series W Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2004	-	$-	25,208,512	$3	$26,006	$(21,577)	$4,432
Shares issued in private placement, net of offering costs	-	-	25,681,024	2	44,454	-	44,456
Shares and warrants issued for the acquisition of AVM	-	-	7,550,301	1	18,807	-	18,808
Exercise of warrants for cash	-	-	1,255,315	-	1,277	-	1,277
Exercise of options for cash	-	-	157,600	-	192	-	192
Issuance of options/warrants for services rendered	-	-	-	-	440	-	440
Shares issued for services rendered	-	-	585,402	-	988	-	988
Severance	-	-	-	-	1,419	-	1,419
Warrants issued as debt discount	-	-	-	-	322	-	322
Other adjustment	-	-	-	-	15	-	15
Net loss	-	-	-	-	-	(17,161)	(17,161)
Balance, December 31, 2005	-	$-	60,438,154	$6	$93,920	$(38,738)	$55,188
Exercise of warrants for cash	-	-	649,288	-	840	-	840
Cashless exercise of warrants	-	-	325,029	-	-	-	-
Exercise of options for cash	-	-	1,892,724	-	2,522	-	2,522
Issuance of Series W Preferred Stock	100	-	-	-	-	-	-
Share-based compensation	-	-	-	-	7,679	-	7,679
Reclassification of redeemable stock	-	-	-	-	414	-	414
Net income	-	-	-	-	-	8,840	8,840
Balance, December 31, 2006	100	$-	63,305,195	$6	$105,375	$(29,898)	$75,483
Exercise of warrants for cash	-	-	2,734,142	1	3,684	-	3,685
Cashless exercise of warrants	-	-	490,928	-	-	-	-
Exercise of options for cash	-	-	1,178,829	-	1,967	-	1,967
Share-based compensation	-	-	-	-	1,267	-	1,267
Net loss	-	-	-	-	-	(10,125)	(10,125)
Balance, December 31, 2007	100	$-	67,709,094	$7	$112,293	$(40,023)	$72,277

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income/(loss)	$(10,125)	$8,840	$(17,161)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	-	116	3,155
Equity in net loss from Distributor	10,225	7,331	-
Amortization of production masters and film library	-	12,508	-
Change in allowance for doubtful accounts and provision for returns	-	17,423	5,545
Change in provision for obsolete inventory	-	3,922	1,827
Common stock issued for services	-	-	988
Operating expenses paid by Distributor	1,449	378	-
Extraordinary gain	-	(60,046)	-
Amortization of warrants issued for services	-	-	440
Stock compensation expense	566	7,400	1,418
Gain on sale of assets to Pacific Entertainment	-	-	(1,352)
Interest expense on redeemable common stock	-	-	19
Amortization of discount on notes payable	-	-	217
Deferred tax liability	(1,615)	11,641	-
Changes in assets and liabilities:
Increase in accounts receivable	-	(65,331)	(1,493)
Increase in inventories	-	(12,470)	(3,525)
(Increase) decrease in prepaid expenses, notes receivable and deposits	-	389	(81)
(Increase) decrease in related party receivable	777	-	-
Increase in royalty advances	-	(2,416)	-
Increase in library	-	(1,456)	(3,454)
Increase (decrease) in accounts payable	(59)	(3,767)	(4,218)
Increase (decrease) in related party payable	198	-	-
Increase (decrease) in accrued expenses and other	(865)	18,149	1,453
Increase (decrease) in note receivable	(191)	-	-
Decrease in customer deposits	-	-	(41)
Increase in deferred revenue	-	2,494	-
Increase in remittance to licensors	-	50,992	-

Net cash provided (used) in operating activities	360	(3,903)	(16,263)

Cash flows from investing activities:
AVM cash, net of expenses paid in cash	-	-	599
Proceeds from sale of assets to Pacific Entertainment	-	-	250
Investment in Distributor	-	(20,329)	-
Long term note receivable with Genius Products, LLC	(8,000)	-	-
Restricted cash	-	(303)	-
Patents and trademarks	-	-	(10)
Purchase of property and equipment	-	(448)	(272)

Net cash provided (used) in investing activities	(8,000)	(21,080)	567

Cash flows from financing activities:
Proceeds from notes payable	-	-	4,000
Net borrowings (payments) on notes payable and debentures	-	(5,231)	(4,856)
Payments of offering costs	-	-	(3,444)
Proceeds from exercise of options	1,967	2,522	192
Proceeds from exercise of warrants	3,685	840	1,277
Proceeds from issuance of common stock	-	-	47,900

Net cash provided (used) in financing activities	5,652	(1,869)	45,069

Net increase (decrease) in cash and cash equivalents	(1,988)	(26,852)	29,373
Cash and cash equivalents at beginning of year	3,745	30,597	1,224

Cash and cash equivalents at end of year	$1,757	$3,745	$30,597

Supplemental disclosure of cash flow information
Warrants issued for offering costs	$-	$-	$1,015
Issuance of common stock for offering costs	-	-	350
Interest paid	-	11	1
Taxes paid	-	-	1

Noncash transactions
Contribution of assets, liabilities and businesses to Distributor	$-	$11,851	$-
Reclassification of redeemable common stock	-	414	-
Equity consideration for acquisition of AVMC	-	-	18,808

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1. NATURE OF BUSINESS

Genius Products, Inc. (“we”, “us”, “our” or the “Company”), through our 30%-owned subsidiary, Genius Products, LLC (the “Distributor”), is a leading independent home entertainment products company that acquires, produces and licenses, through the Distributor’s multiple distribution agreements with content partners, an extensive library of motion pictures, television programming, and  trend entertainment on digital versatile disks (“DVD”) and digitally.  The Distributor works in partnership with major retailers to distribute widely recognized home entertainment brands to a diversified customer base.  The remaining 70% of the Distributor is owned by The Weinstein Company Holdings LLC (“TWC Holdings”) (which includes a 1% percentage interest owned indirectly through its wholly-owned subsidiary, W-G Holding Corp (“W-G Holding”).  TWC Holdings is the parent company of The Weinstein Company LLC (“TWC”), the largest provider of content for the Distributor’s library.

Through the Distributor, for which the Company serves as managing member, we produce and distribute a vast and growing content library that encompasses approximately 3,550 feature films and documentaries and 4,000 hours of television programming.  This library includes feature films and television programming from critically acclaimed producers such as The Weinstein Company®, for which the Distributor has the exclusive U.S. home video distribution rights, and RHI Entertainment™ (Hallmark library).  Additional content, such as independent films, sports, family, and lifestyle productions, come from partnerships with established consumer brands:  IFC®, ESPN®, World Wrestling Entertainment®, Classic Media, Sesame Workshop®, Discovery Kids™, Animal Planet and The Learning Channel (TLC™).

The Distributor has developed a fully integrated direct-to-retail distribution platform that parallels the home entertainment divisions of the major Hollywood studios.  This platform provides direct sales and marketing, inventory management and state-of-the-art supply-chain services.  In collaboration with leading replicators and third-party logistics and supply-chain companies, the Distributor has rapidly scaled this network, which has helped to facilitate its rapid growth in revenues.

The Distributor primarily sells to major national retailers including Wal-Mart, Blockbuster Entertainment, Best Buy, Circuit City, Kmart, Target, NetFlix, Costco, Sam’s Club, Amazon, Borders, Toys R Us and Columbia House.  The Distributor co-produces programming with its branded content partners and mitigates the impact of its production costs through minimum guarantees from its retail partners.  We believe that the strong relationships the Distributor has developed with these well-known retailers and branded content partners help promote the Distributor’s programming and heighten consumer awareness of its programs.

The Distributor collaborates with our retail and content partners to create sales programs that exploit their widely recognized brands and endorse related content.  These sales programs focus on brands to provide the retailer with solutions that simplify the retailer’s buying process, improve shelf-space utilization and help consumers quickly make informed purchase decisions.  The Distributor’s ability to deliver unique, innovative solutions that improve the sales and rentals of its content has enabled it to compete successfully and maintain strong relationships with its retail and content partners.

The Distributor currently distributes its library on DVDs, next-generation DVD, and electronically in a digital format.  We plan to continue to expand the distribution of the Distributor’s theatrical and non-theatrical product through the diverse emerging digital distribution markets including: Video-on-Demand (“VOD”) and Electronic Sell-Through (“EST”) on the Internet to companies such as Amazon, Apple, MovieLink and Microsoft, Internet-based subscription VOD customers (such as NetFlix) and direct-to-television peer-to-peer network solutions.  Through its partnerships, the Distributor has released 128 theatrical and non-theatrical titles since inception (including ninety titles released in 2007).  The Distributor distributes products to basic channels distributed on cable, Direct Broadcast Satellite (“DBS”) and Internet Protocol Television (“IPTV”), which delivers television programming to households via a broadband connection using Internet protocols.

The Distributor primarily focuses on four core branded content categories that we call Content Verticals:

•	Theatrical/Independent Films (includes Independent Film Channel (IFC)® , RHI Entertainment™ (Hallmark library), Tartan, The Weinstein Company® and Wellspring™)
•	Sports (includes ESPN® and World Wrestling Entertainment®)
•	Lifestyle (includes Animal Planet, The Learning Channel (TLC) and Wellspring™)
•	Family/Faith (includes Classic Media, Discovery Kids™, Entertainment Rights and Sesame Workshop®)

THE WEINSTEIN COMPANY TRANSACTION.
On July 21, 2006 (the “Closing Date”), the Company completed a transaction (the “TWC Transaction”) with TWC Holdings and W-G Holding (two subsidiaries of TWC) pursuant to which we launched the Distributor to exploit the exclusive U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC.  On the Closing Date, the Company contributed substantially all of its assets (except for $1 million in cash and certain liabilities), its employees, and its existing businesses to the Distributor.

Thus, the Distributor is owned 70% by TWC Holdings and W-G Holding and 30% by the Company.  The 70% interest in the Distributor held by TWC Holdings and W-G Holding consists of Class W Units and is redeemable, at TWC Holdings’ and W-G Holding’s option commencing at any time from July 21, 2007  for up to 70% of the Company’s outstanding common stock, or with TWC Holdings’ and W-G Holding’s approval, cash.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units (see Equity Investment in Distributor section below).

In addition, the Company issued an aggregate of 100 shares of the Company’s Series W Preferred Stock to TWC Holdings and W-G Holding in connection with  the TWC Transaction.  The Series W Preferred Stock provides the holders thereof with (i) the right to elect five of the seven directors on the Company’s Board of Directors, of which two are currently TWC executives, (ii) majority voting power over other actions requiring approval of our stockholders, and (iii) the right to approve certain specified actions.  The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value.

On the Closing Date, the Company entered into a Registration Rights Agreement with TWC Holdings and W-G Holding pursuant to which we agreed to register for resale the shares of our common stock issuable upon redemption of Class W Units in the Distributor currently held by them.  The Company and/or the Distributor also entered into the following agreements on the Closing Date: (i) an Amended and Restated Limited Liability Company Agreement of the Distributor, (ii) Video Distribution Agreement (the “TWC Distribution Agreement”), (iii) Services Agreement, and (iv) Assignment and Assumption Agreement.

From December 5, 2005 through the Closing Date, the Company operated under an interim distribution agreement with TWC and recorded the results from titles we released for TWC on our consolidated financial statements. After the Closing Date, substantially all of the operating activities we previously conducted, as well as the results from releasing TWC product, are reflected in the financial statements of the Distributor.

For a full description of the TWC Transaction, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2006.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS
Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.

PRINCIPLES OF CONSOLIDATION.
The consolidated financial statements include the accounts of the Company.   All significant inter-company transactions and accounts have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS.
The Company’s $1.8 million cash and cash equivalents represent an investment in time deposits, certificates of deposit and money market accounts with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS.
The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate the fair value thereof.

FILM LIBRARY AND RELATED AMORTIZATION.
As of July 21, 2006, the Company transferred all of its film library to the Distributor.  Prior to the transfer, the Company capitalized the costs of production and acquisition of film libraries. In accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), the Company amortized such costs to cost of revenues, using the individual film forecast method over a period of ten years or less.

The film library was stated at the lower of amortized cost or estimated fair value.  The fair value of the film library was determined using management’s future revenue and cost estimates, and the valuation of films were reviewed on a title-by-title basis. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), when an event or change in circumstances indicates that the fair value of its film is less than its unamortized cost, an impairment loss is recognized by recording additional amortization in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of film library may be required as a consequence of changes in management’s future revenue estimates.

REVENUE RECOGNITION.
The Company had no revenues in fiscal 2007 nor subsequent to the Closing Date of the TWC Transaction (July 21, 2006).  For the approximately seven- month period ending July 21, 2006 and for fiscal 2005, revenue from the sale or licensing of films was recognized upon meeting all recognition requirements of SOP 00-2 and Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition.  Revenues were recorded upon the receipt of goods by the customer for titles that were available for consumer purchase.  Costs of sales and an allowance for returns, rebates and discounts were recorded at the time of revenue recognition.  Revenues from revenue sharing arrangements were recognized as follows:   (i) in the case of by title guarantees, when the product was available for consumer rental and (ii) in the case of revenues derived from overages (i.e., revenue sharing arrangements when the Distributor’s agreed-upon share of consumer rentals exceeds the guarantee), one month after receipt.  Revenues from royalties were recognized when received.  Revenues from licensing were recognized when all required deliverables of a title were received and accepted by the licensee.  Revenue for shipments of titles not available for consumer purchase were deferred and only recognized when that title was available for consumer purchase.  Cash payments received were recorded as deferred revenue until all the conditions of revenue recognition were met.  Long-term, non-interest bearing receivables were discounted to present value.

ALLOWANCE FOR SALES RETURNS, PRICE PROTECTION, CUSTOMER DISCOUNTS, CUSTOMER DEDUCTIONS AND BAD DEBTS.
At the Closing Date, the Company transferred all of its accounts receivable assets to the Distributor and there were no accounts receivable balances at December 31, 2006 or December 31, 2007.

For fiscal year 2005 and for the approximately seven month period prior to the closing of the TWC Transaction (July 21, 2006), the Company calculated the allowance for doubtful accounts and provision for sales returns based on  management's estimate of the amount expected to be uncollectible or returned on specific accounts.  The Company provided for future returns and price protection for releases of home video product at the time the products were sold.  It calculated an estimate of future returns of product by analyzing units shipped, units returned, and point of sale data to ascertain consumer purchases and inventory remaining with retailers to establish anticipated returns.  Price protection was calculated on a title-by-title basis.  The objective of price protection was to mitigate returns by providing retailers with credits to ensure maximum consumer sales.  Price protection was granted to retailers after they had presented to the Company an affidavit of inventory on hand.

CONCENTRATIONS OF CREDIT RISK.
As of the Closing Date of the TWC Transaction, the Company transferred substantially all of its assets and employees to the Distributor.  For fiscal 2005, Wal-Mart accounted for 44% of its net revenues.  For the period from January 1 through July 21,2006, Wal-Mart accounted for 29% of its net revenues.

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with investment grade credit ratings.

We maintain cash and cash equivalents at one financial institution. From time to time the balances for this account exceed the Federal Deposit Insurance Corporation’s (“FDICs”) insured amount.  Balances on deposits at banks in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.  As of December 31, 2007, the uninsured portions of these balances held at U.S. banks aggregated $1.7 million.

ROYALTIES AND PARTICIPATIONS.
As of July 21, 2006, the Company transferred all of its royalty and distribution fee advances to the Distributor.

The Company's royalty and distribution fee advances represented fixed minimum payments made to program suppliers for exclusive content distribution rights. A program supplier’s share of exclusive program distribution revenues was retained by the Company until the share equaled the advance(s) paid to the program supplier. Thereafter, any excess was paid to the program supplier in accordance with contractual terms.  The Company recorded as a cost of sales an amount equal to the program supplier’s share of the net distribution revenues.

Participation costs due to TWC were accrued in the proportion that current year’s revenue bore to management’s estimate of ultimate revenue.  The Company amortized the participations to cost of revenues using the individual film forecast method. Revenue and cost forecasts were continually reviewed by management and revised when warranted by changing conditions.

ADVERTISING AND MARKETING COSTS.
The Company had no advertising costs for the year ended December 31, 2007.  Advertising expense and all other costs of revenue are reflected in the results of operations of the Distributor.

Prior to the closing of the TWC Transaction (July 21, 2006), the Company’s advertising and marketing expense comprised of expenditures related to placement of products with retailers, advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio and television advertising and other promotional costs. In accordance with SOP 93-7, “Reporting on Advertising Costs”, we expense advertising costs in the period in which the advertisement first takes place.   The advertising and promotion expense in 2005 was composed primarily of brochures and tradeshows, as compared to 2006 advertising and promotion expense, which is composed primarily of co-op advertising and third-party TV and radio advertising.

SHIPPING EXPENSES.
The Company had no operations subsequent to the closing of the TWC Transaction.  All operational costs are reflected in the financial statements of the Distributor.

Prior to the closing of the TWC Transaction, the Company classified shipping expense in accordance with Emerging Issues Task Force (“ETIF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”, as cost of sales in the accompanying statements of operations.

STOCK-BASED COMPENSATION.
Under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which was adopted by the Company beginning on January 1, 2006, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period using a modified prospective application. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense relates to share-based awards granted subsequent to January 1, 2006, and share-based awards granted prior to, but not yet vested as of January 1, 2006, are based on the grant date fair value.

Subsequent to the Closing Date of the TWC Transaction, the Company’s stock-based compensation expense consists of expense associated with stock options held by and subsequently granted to independent members of the Company’s Board of Directors.  The stock-based compensation expense associated with the former employees of the Company, who became employees of the Distributor as of the Closing Date, are recorded on the books of the Distributor.  Stock-based compensation expense is calculated using the Black-Scholes Merton formula as our closed-form valuation option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, per the requirements of FAS123R, that include: (i) the option's expected term, (ii) the estimated future price volatility of the underlying stock, (iii) the risk-free interest rate, (iv) the dividend yield and (v) expected forfeitures.

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

For a complete discussion of the Option Model and assumptions used to calculate stock-based compensation expense, please refer to Note 7 below.

INCOME TAXES.
The Company files a consolidated corporate tax return and accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when some portion or the entire deferred tax asset will not be realized on a more likely than not basis.  Based on the Company’s assessment of all available evidence, the Company has concluded that its deferred tax assets are not more likely than not to be realized. This conclusion is based primarily on our history of net operating losses, annual net operating loss limitations under Internal Revenue Code (“IRC”) Section 382, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets.  Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability related to its investment in the Distributor.  The deferred tax liability related to the Distributor is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We have no material unrecognized tax benefits at January 1, 2007 or at December 31, 2007.

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

The effects of the potentially dilutive securities (options and warrants that are outstanding) were not included in the computation of diluted loss per share for 2007, 2006 and 2005, since to do so would have been anti-dilutive.

INVESTMENT IN DISTRIBUTOR.
At the closing of the TWC Transaction, we contributed to the Distributor all of our operating businesses, including substantially all of our assets, except for $1 million in cash and certain liabilities, and received a 30% equity interest in the Distributor. The accompanying consolidated financial statements account for the Company’s investment in the Distributor (30% membership interest represented by the Distributor’s Class G units) using the equity method of accounting.  On the Company’s consolidated statement of operations subsequent to the Closing Date, the Company recorded its 30% share of the Distributor’s profit or loss as equity in net profit or loss from the Distributor, adjusted for non-cash basis differences (see Note 3) and costs incurred by the Distributor on behalf of the Company.  Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company will periodically assess whether a decrease in value of the investment has occurred (which is other than temporary) and which should be recognized immediately, resulting in an impairment loss.

Under the equity method of accounting, only the Company’s investment in and amounts due to and from the Distributor have been included as an asset in its condensed consolidated balance sheet.  The TWC Transaction represented a non-monetary exchange of a business controlled by the Company for a non-controlling interest in the Distributor. Accordingly, the amount recorded for the Company’s investment in the Distributor was partially based on the Company’s fair value as determined by reference to the quoted market prices of the Company’s shares at the close of the market on the Closing Date and partially based on the historical basis of the net assets surrendered in the TWC Transaction.  On the Closing Date, we recorded a gain based on the difference between the fair market value of assets contributed and their net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor.  The Distributor is treated as a partnership for U.S. federal income tax purposes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.
In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheets and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We have determined that there is no impact from SAB No. 108 on our consolidated balance sheet, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis will become effective for the Company on January 1, 2008. These provisions of FAS 157 are not expected to have any impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of FAS 157 will have on the Company’s consolidated financial statements as it relates to other nonfinancial assets and liabilities; however, we do not believe it will have a material impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"), which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of FAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with a few exceptions such as investments accounted for by the equity method, (2) is irrevocable (unless a new election date occurs) and (3) is applied only to entire instruments and not to portions of instruments. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. FAS 159 is effective January 1, 2008. We are currently evaluating FAS 159; however, we do not believe it will have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued Statement No. 160, "Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51" ("FAS 160"). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  FAS 160 establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008.

NOTE 3. INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Summaries of the statements of operations for the Distributor and a computation of equity in the net loss of the Distributor for 2007 and the period from July 22, 2006 through December 31, 2006 are shown below.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Year Ended December 31, 2007	Period from July 22, 2006 through December 31, 2006
Revenues, net of sales returns, discounts and allowances of $177,324 and $71,983 in 2007 and 2006, respectively	$474,087	$155,591

Total cost of revenues	451,597	168,044

Gross profit (loss)	22,490	(12,453)

Total operating expenses	38,440	7,566

Loss from operations	(15,950)	(20,019)

Interest expenses	(2,232)	(195)

Interest income and other	484	504

Net loss	$(17,698)	$(19,710)

Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included in our balance sheets.  Our investment in the Distributor is adjusted each period for basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

The table below summarizes the basis differences between the investment and the underlying equity in the Distributor.

	Year Ended December 31, 2007	Period of July 22, 2006 through December 31, 2006

Genius Products, Inc. 30% share of net loss from the Distributor	$5,309	$5,913

Adjustments for basis differences	4,385	1,420

Charge for stock compensation for the Distributor employees	531	656

Equity in net loss from the Distributor	$10,225	$7,989

NOTE 4. COMMITMENTS AND CONTINGENCIES

GUARANTY OF CREDIT FACILITY.
The Company and the direct and indirect subsidiaries of the Distributor have unconditionally guaranteed the obligations of the Distributor under its Amended and Restated Credit Agreement (i.e., full and punctual payment of the Distributor’s obligations, when and as due). Management has appropriately assessed the likelihood of the Company’s guarantee of the Amended and Restated Credit Agreement entered into by the Distributor and considered the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, noting that the likelihood of making any payments related to this guarantee is remote and therefore no liability is required to be recorded on the Company’s balance sheets associated with this guarantee.

LEASE OBLIGATIONS.
As of December 31, 2007, we did not have any future minimum annual rental commitments under existing non-cancelable operating leases since, at the Closing Date of the TWC Transaction, we transferred all of our lease obligations to the Distributor.

LITIGATION.
Except as described below, we are not a party to any legal or administrative proceedings, other than routine litigation incidental to our business that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

Falcon Picture Group Matter:
On October 3, 2005, Falcon Picture Group, LLC (“Falcon”) commenced litigation against the Company in the Circuit Court of Cook County, Illinois, Case No. 05H16850 (the “Illinois Proceeding”), based upon allegations, among other things, that the Company breached the terms of a license agreement between Falcon and the Company by refusing to pay certain royalties to which Falcon allegedly was entitled.  On or about July 2007, Falcon was granted leave to file an amended complaint alleging further that the Company interfered with Falcon’s current and potential business relationships.  Falcon seeks damages resulting from the interference claim of approximately $0.3 million as well as $0.8 million relating to the claim for breach of the license agreement.  The court’s decision to grant leave to amend is not indicative of the merits of such amended claims as leave to amend proceedings in the early stages of litigation are routine procedural matters.

The Company has asserted various affirmative defenses to Falcon’s complaint, including, among other things, that Falcon in fact breached the license agreement by delivering defective content to the Company, double billed for content and failed to honor provisions in the license agreement requiring Falcon to indemnify the Company in the event of claims by third parties that the Company did not possess the legal right to sell Falcon content.  The Company has also asserted that the additional claims in Falcon’s amended complaint are unfounded, and that the damages asserted by the Company pursuant to its own claims will substantially exceed the damages sought by Falcon.  The Company believes that the evidence will demonstrate that there was no monetary default on its part under the license agreement insofar as, at the time of the alleged default, Falcon was indebted to the Company for an amount substantially in excess of the sum Falcon claims was past due.  Accordingly, the Company has commenced litigation against Falcon and its owner, Carl Amari, in the form of a counter claim seeking damages of approximately $1.5 million, exclusive of any award of attorneys’ fees, costs of suit and punitive damages to which the Company may also be entitled to recover.  Discovery is in its final stages but a trial date has not yet been scheduled.  The Company plans to continue to vigorously defend against Falcon’s allegations and to pursue its counter claim against Falcon.

Entertainment Resource Matter:
In June 2007, Larry S. Hyman, as assignee for Entertainment Resource, Inc. (“ERI”), commenced litigation against the Company in the Circuit Court of Broward County, Florida, Case No. 06-012249 CACE 05, based upon allegations, among other things, that the Company owes ERI for products delivered and sold to the Company by ERI between September 2005 and January 2006.  ERI seeks an award of $0.9 million.  The Company plans to vigorously defend against ERI’s allegations and has denied ERI’s allegations in response to their complaint.  Among other defenses, the Company plans to provide evidence that ERI owes to the Company approximately $1 million for products sold and delivered by the Company to ERI, which amount should be set-off against any amounts owing by the Company to ERI.  Discovery is in its early stages and the action has not been scheduled for trial.

NOTE 5.  RELATED PARTY TRANSACTIONS

The Company accounts for all related party transactions under SFAS No. 57, “Related Party Disclosures”. The statement provides guidance on disclosures of transactions between related parties, including transactions between affiliates and principal owners. Disclosures must include (i) the nature of the relationship involved (ii) a description of the transaction (iii) the dollar amount of the transaction and (iv) amounts due to and from related parties. The statement also requires an assessment of the transaction to ensure that they have been carried out on an arms-length basis.

SERVICES AGREEMENT.
The Distributor provides certain services and pays certain direct costs, including filing fees, registration fees and audit fees, on behalf of the Company according to the terms of a services agreement between the Distributor and the Company and entered into in connection with the TWC Transaction.  The Distributor incurred a total of $4.8 million in corporate operating and payroll related expenses on behalf of the Company during the year ended December 31, 2007 and incurred a total of $1.3 million during the 163-day period ended December 31, 2006.  Such amounts were reflected as a distribution to members in the accompanying financial statements.

RELATED PARTY LOANS.
On September 27, 2007, the Distributor borrowed $6.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $6.0 million.  On November 1, 2007, the Distributor borrowed an additional $2.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $2.0 million.  Under each of the aforementioned notes, interest is due on the unpaid principal balance at a monthly rate equal to the LIBOR Rate (as defined in the notes) plus five percent (5%) until paid.  The principal and accrued interest under the notes were originally due and payable on demand at any time after March 31, 2008.  On March 16, 2008, the Company ’s Board of Directors approved amendments to each of (i) that certain promissory note, dated September 27, 2007, by the Distributor in favor of the Company, in the principal amount of $6 million and (ii) that certain promissory note, dated November 1, 2007, by the Distributor in favor of the Company in the principal amount of $2 million, pursuant to which principal and accrued interest under the notes would be due and payable on demand at any time after January 1, 2009. In the event payment of principal or interest due under the notes is not made when due, the outstanding principal balance will bear interest at the rate of two percent (2%) above the interest rate which is otherwise provided under the notes for so long as such event continues. If the notes are not paid when due, the Distributor agreed to pay the Company’s reasonable costs of collection, including, without limitation, all reasonable attorneys’ fees and all reasonable expenses actually incurred by the Company in connection with such collection efforts.  The principal amount of the notes may be prepaid in whole or in part, provided that all accrued interest on the amount to be prepaid is also paid at such time.  The proceeds from the notes were used to pay amounts owed by the Distributor to TWC under the TWC Distribution Agreement.  As of December 31, 2007, an aggregate of $8.2 million in principal and accrued interest expense was outstanding under the notes.

BANNON CONSULTING AGREEMENT.
Stephen K. Bannon is the chairman of the Company’s Board of Directors.  Mr. Bannon is also a principal with Bannon Strategic Advisors, Inc. (“Bannon Strategic Advisors”).  On July 20, 2006, the Company and Bannon Strategic Advisors entered into a consulting agreement (the “Consulting Agreement”), pursuant to which Bannon Strategic Advisors has provided the Company with consulting and advisory services.  Pursuant to the Consulting Agreement, the Company agreed to pay to Bannon Strategic Advisors a monthly consulting fee of $0.02 million for a term of two years (i.e., an aggregate of $0.5 million) and reimburse Mr. Bannon for expenses incurred in connection with services provided to the Company.  The Consulting Agreement was approved by the Board of Directors, with Mr. Bannon abstaining from the vote.  On July 21, 2006, the rights and obligations of the Company pursuant to the Consulting Agreement were assigned to the Distributor.

NOTE 6.  STOCKHOLDERS' EQUITY

COMMON STOCK.
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

During 2006, we issued 974,317 common shares related to the exercise of warrants (some of which were cashless exercises) for proceeds of $0.8 million.  Additionally, we issued 1,892,724 common shares related to the exercise of options for proceeds of $2.5 million.

During 2007, we issued 3,225,070 common shares related to the exercise of warrants (some of which were cashless exercises) for proceeds of $3.7 million.  Additionally, we issued 1,178,829 common shares related to the exercise of options for proceeds of $2.0 million.

OTHER STOCK ISSUANCES.
During 2005, we issued 585,402 shares of common stock to third-party consultants and service providers for a total of $0.9 million.

SERIES W PREFERRED STOCK.
In connection with the closing of the TWC Transaction, we issued 100 shares of Series W Preferred Stock to TWC Holdings and its first-tier subsidiary, W-G Holding (collectively, the “TWC Holders”). The Series W Preferred Stock provides the holders with significant rights, preferences and powers.

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

5. Vote Below Threshold Amount. At such time as the TWC Holders and their permitted transferees no longer beneficially own or have the right to acquire the Threshold Amount, the voting rights of the holders of the Series W Preferred Stock described above immediately terminate and each share of Series W Preferred Stock will entitle the holder thereof to the number of votes represented by the number of shares of common stock into which all Class W Units held by TWC Holders and their permitted transferees would be converted, exchanged or redeemed pursuant to the Amended and Restated Limited Liability Company Agreement of the Distributor, divided by the number of shares of Series W Preferred Stock outstanding at the record date for such vote.

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

NON-EMPLOYEE WARRANTS.
In 2005, we granted warrants to purchase a total of 8,905,750 shares of our common stock at exercise prices from $1.58 to $2.78 per share to individuals for services to be rendered and in relation to a private placement.  During 2005, warrants for 1,255,315 shares were exercised for cash.  In accordance with EITF Issue 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” the stock based compensation expense recorded in our statement of operations for the year ended December 31, 2005 of $0.4 million reflected the proportion of the aggregate value corresponding to the number of warrants that had vested by that date.

In 2006, warrants for 649,288 shares were exercised for cash.  Additionally, warrants for 826,796 shares were exchanged in cashless exercises for 325,029 shares.

In 2007, warrants for 2,734,142 shares were exercised for cash and warrants for 1,625,954 shares were exchanged in cashless exercises for 490,928 shares.

A summary of warrant activity follows:

		Weighted
	Warrants	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
As of December 31, 2004	11,075,255	1.82
Granted in private placement	7,773,797	2.47
Granted for services rendered	1,131,953	1.82
Exercised	(1,255,315)	1.02
Canceled	(2,496,773)	2.06
As of December 31, 2005	16,228,917	2.15
Exercised	(1,442,863)	1.47
As of December 31, 2006	14,786,054	2.21	$32,663,180
Exercised	(4,360,096)	1.62	5,794,510
As of December 31, 2007	10,425,958	$2.45	$25,581,631
Warrants exercisable, as of December 31, 2007	10,425,958	$2.45	$25,581,631

The following information applies to warrants outstanding at December 31, 2007:

			Weighted		Weighted
		Average	Average		Average
	Warrants	Remaining	Exercise	Warrants	Exercise
	Outstanding	Life	Price	Exercisable	Price
Under $1.50	943,757	0.47	$1.40	943,757	$1.40
$1.50 - $1.99	170,723	2.76	1.88	170,723	1.88
$2.00 - $2.99	7,664,478	2.60	2.48	7,664,478	2.48
$3.00 - $3.99	1,647,000	1.25	3.00	1,647,000	3.00
	10,425,958	2.19	$2.45	10,425,958	$2.45

NOTE 7. STOCK-BASED COMPENSATION

We have adopted several stock option plans, all of which have been approved by our stockholders, that authorize the granting of options to purchase shares of our common stock subject to certain conditions. As of December 31, 2007 and  December 31, 2006, we had reserved 17.8 million and 19.3 million, respectively, of our common shares for issuance of share-based compensation awards under our stock option plans. We did not grant any stock options during fiscal year 2007.   As of December 31, 2006, we had granted 7,394,213 share-based compensation awards outside of our stock option plans. Options were granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.

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

During 2005, we granted to our employees and directors options to purchase a total of 6,561,253 shares of our common stock under the 2004 Stock Option Plan and options to purchase a total of 3,270,000 shares of our common stock outside any plan, at exercise prices ranging from $1.45 to $2.31 and $1.55 to $2.31, respectively.

During 2006, we granted to our employees and directors options to purchase a total of 1,992,000 shares of our common stock under the 2004 Stock Option Plan and options to purchase 1,577,929 shares of our common stock outside any plan, at exercise prices ranging from $1.75 to $2.45 and $1.70 to $2.31, respectively.

During 2007 and 2006, we estimated the fair value of the service-based stock options using the Black-Scholes Merton formula as our closed-form valuation option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, per the requirements of FAS123R, that include: (i) the option's expected term, (ii) the estimated future price volatility of the underlying stock, (iii) the risk-free interest rate, (iv) the dividend yield and (v) expected forfeiture.  The transaction concluded with TWC on July 21, 2006 significantly altered our corporate structure thus invalidating several of the assumptions used previously in calculating stock option expense.

Notably, whereas the Company had previously used the historical volatility percentage of its stock the Option Model’s expected volatility assumption, this was no longer valid due to the restructure of the Company as of July 21, 2006, since historical volatility should be measured over a period commensurate with the expected term of the option (for the Company, between 5.25 and 6.25 years).  The Company, therefore, changed from using a historical volatility percentage based on traded options on its own stock to an historical volatility percentage based on peer or guidance companies in its industry, the home video distribution market.  This volatility change was confirmed by a third-party compensation consulting firm and is in accordance with the guidance provided in SFAS No. 123R and SAB 107 “Share-Based Payment”.

As a result of the change in corporate structure, expected term could not be accurately calculated based on historical experience.  Therefore, our estimate of expected term in 2007 and 2006 for the service-based stock options was calculated using the “shortcut method” as described in SEC Staff Accounting Bulletin 107; i.e., expected term = ((vesting term + original contractual term)/2) or based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules.  The Company could use this short-cut method through December 31, 2007 because it met all of the required criteria:  (i) the stock options are granted “at-the-money”; (ii) exercisability is conditional only on performing service through the vesting date; (iii) if an employee terminates service prior to vesting, the employee would forfeit the share options; (iv) if an employee terminates service after vesting, the employee would have a limited time to exercise the share options (typically 30-90 days); and (v) the stock options are non-transferable and non-hedgeable.  The Company’s expected term varies from approximately 5.25 to 6.25 years.  During each quarter in fiscal 2007, we calculated volatility for each expected “tranche” of stock options in increments of 0.25 years, utilizing the average volatility calculations of our peer companies.

As we are using a closed-form valuation option pricing model for these service-based stock options, the risk-free interest rate used in the Option Model is based on the yield of U.S. Treasury zero-coupon issues, with maturities closest to the expected term of our stock options.  The Company has not and does not expect to grant dividends.  Hence, the dividend yield is 0%.

For forfeiture rate, the Company rejected historical calculations due to the limited amount of accurate historical data.  In 2007 it used the most conservative estimate of 0% forfeiture.

In 2005 the Company granted market-based options to purchase 800,000 shares that do not vest until attaining stock price targets respectively of $4.00, $6.00, and $8.00.  For these grants we utilize the Monte Carlo Simulation as the stock option model to provide the most accurate fair value estimate due to the path dependency of the options valued under the provisions of this grant. Monte Carlo Simulation is a lattice model, which - unlike the closed-form model – can  incorporate a range of expected volatilities.  Monte Carlo Simulation is a generally accepted and widely practiced technique used here to simulate future stock movements in order to determine the fair value of these option grants.  The option fair values are calculated by simulating, within a risk-neutral framework, many future stock price paths. At each measurement period, the projected stock price is compared to the predefined vesting hurdles to determine if the instrument vests. Since the Company does not have historical exercise experience of instruments with market conditions, we have not applied exercise behavior similar to the service based options. Instead, we have assumed that exercise of vested options occurs uniformly on the interval of the vesting date to the options full contractual term of 10 years.

These valuations were performed on a multi-tranche basis considering three vesting tranches and the weighted average volatility for these grants is calculated to be 54.8%.

The risk-free rates have been determined based upon the interest rates for zero-coupon U.S. Treasury bonds as of December 31, 2007.  A yield curve has been determined based upon interpolating between the rates ranging from 3.05% to 5.09%.

Consistent with the service-based stock option grants, both the dividend and forfeiture rates are 0.0% for the performance-based option grants.

Total stock-based compensation expense recognized for the years ended December 31, 2007 and 2006 was $0.6 million and $6.8 million, respectively. For the years ended December 31, 2007 and 2006, no income tax benefit was recognized in the statement of operations for share-based compensation arrangements.

During the years ended December 31, 2007, 2006 and 2005, we received proceeds of $2.0 million, $2.5 million and $0.2 million, respectively, related to the exercise of options.

For the service-based stock options, we estimated share-based compensation expense for fiscal years 2007 and 2006 using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Year Ended	Year Ended
	12/31/07	12/31/06
Risk free interest rate	4.4%	4.0%
Expected dividend yield	-	-
Expected volatility	71.7%	145.9%
Expected life (in years)	6.0	5.3

A summary of option activity follows:

		Weighted	Aggregate
	Options	Average	Intrinsic
	Outstanding	Price	Value
As of December 31, 2004	11,976,494	1.84
Grants	9,831,253	1.80
Exercised	(157,600)	1.14
Canceled	(2,927,263)	2.06
As of December 31, 2005	18,722,884	1.78
Grants	3,569,929	1.91
Exercised	(1,892,724)	1.36
Canceled	(1,089,500)	2.04
As of December 31, 2006	19,310,589	1.84	$35,574,789
Exercised	(1,178,829)	1.67	1,449,172
Canceled	(361,719)	3.26	1,177,492
As of December 31, 2007	17,770,041	$1.82	$32,429,785
Options exercisable, as of December 31, 2007	14,192,320	$1.78	$25,314,540

The following information applies to options outstanding at December 31, 2007:

			Weighted		Weighted
			Average		Average
			Exercise Price		Exercise Price
	Options Outstanding	Average Remaining Life	of Options Outstanding	Options Exercisable	of Options Outstanding
Under $1.50	3,602,876	4.90	$1.05	3,602,876	$1.05
$1.50 - $1.99	9,094,915	7.19	1.76	6,558,694	1.72
$2.00 - $2.99	3,917,500	7.05	2.15	2,876,000	2.10
$3.00 - $3.99	793,750	6.08	3.00	793,750	3.00
$4.00 + over	361,000	4.58	5.07	361,000	5.07
	17,770,041	6.59	$1.82	14,192,320	$1.78

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, we accounted for stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Prior to the implementation of SFAS No. 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the year ended December 31, 2005:

(In thousands, except per share amounts)
Year Ending December 31
2005

Net loss as reported	$(17,161)
Compensation cost at fair value	(1,007)

Pro forma net loss	$(18,168)

Basic and diluted net loss per share
As reported	$(0.42)

Pro forma	$(0.45)

The pro forma compensation cost recognized for the grant date fair value of the stock options granted during the year ended December 31, 2005 was estimated using the Black-Scholes model with the following weighted-average assumptions:

Year Ending December 31
2005
Risk free interest rate	3.6%
Expected dividend yield	—
Expected volatility	50%
Expected life (in years)	3.5

NOTE 8. SEVERANCE

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

In February 2006, we reorganized our theatrical releasing business as part of a decision to discontinue the use of theatrical releasing as a marketing strategy to improve video sales.  As a result, severance related charges of approximately $0.9 million were recognized during the 202-day period ended July 21, 2006.  As of December 31, 2006, we did not have any remaining severance obligations related to this action.

NOTE 9. INCOME TAXES

The Company recorded a federal and state tax benefit of $1.6 million for the fiscal year ended December 31, 2007.  The tax benefit resulted from the net decrease in the deferred tax liability related to our investment in the Distributor.  The Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to its investment in Distributor.

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2007, 2006 and 2005:

(In thousands)
	2007	2006	2005
Current
Federal	$-	$-	$-
State	-	-	1

Deferred
Federal	(655)	4,948	-
State	(960)	849	-

Total	$(1,615)	$5,797	$1

At December 31, 2007 and 2006, components of net deferred tax assets (liabilities) in the accompanying  balance sheet include the following amounts of deferred taxes:

(In thousands)
	December 31,
Deferred tax asset (liability)	2007	2006
NOL carry-forwards	$23,132	$20,742
Other reserves	1,107	1,171
Investment in Distributor	(11,406)	(13,021)
	12,833	8,892
Less valuation allowance	(24,239)	(21,913)

Net deferred tax asset (liability)	$(11,406)	$(13,021)

Income tax benefit (expense) differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Federal tax on pretax income at statutory rates	34%	34%	34%
State tax, net of federal benefit	4%	6%	6%
Valuation allowance	(2%)	(58%)	(39%)
Stock Based Compensation	(20%)	(1%)	0%
Other	(2%)	5%	(1%)
Total	14%	(14%)	0%

As of December 31, 2007, we had total net operating loss carry-forwards for federal and state income tax purposes of $58.6 million and $49.3 million, respectively, which start expiring in 2011 through 2027.  Included in our total net operating loss carryover, is approximately $17.6 million of net operating losses we inherited as a result of the AVMC acquisition pertaining mainly to the Wellspring division.  The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The net increase in our valuation allowance was $2.3 million in 2007, $2.4 million in 2006, and $12.3 million in 2005.  We have provided a valuation allowance for all of our deferred tax assets.  We will continue to evaluate the recoverability of our deferred tax asset and the need for a valuation allowance against such asset.  Factors that are considered in the evaluation  of the recoverability of the deferred tax asset are continued profitability and our ability to meet our future forecasts.  In general, any realization of our net deferred tax asset will reduce the effective tax rate in future periods.  The Company has recorded a net deferred tax liability relating to its investment in the Distributor.  The deferred tax liability related to the Distributor is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis.

NOTE 10.  EMPLOYEE BENEFIT PLAN

We sponsor a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of the Company.  Under the Plan, we may match contributions at the discretion of management.  For the 202-day period ended July 21, 2006 and the year ended December 31, 2005 we did not make any contributions to the Plan.  At the Closing, we transferred the Plan to the Distributor and as such, there was no employee benefit plan at December 31, 2006 and December 31, 2007 for the Company.

NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 are summarized below.

(In thousands)	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$-	$-	$-	$-
Gross profit (loss)	-	-	-	-
Loss before income taxes	(2,635)	(1,609)	(3,372)	(4,123)
Net loss	(2,769)	(1,315)	(3,476)	(2,565)
Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.05)	$(0.04)

Basic and diluted weighted average common shares outstanding	64,193	66,069	66,952	67,658

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$27,912	$76,084	$15,015	$-
Gross loss	(885)	(10,671)	(303)	-
Loss before income taxes	(6,766)	(19,148)	(4,453)	(9,199)
Loss before extraordinary item	(6,720)	(17,921)	(12,506)	(7,774)
Extraordinary gain	-	-	53,760	-
Net income (loss)	(6,720)	(17,921)	41,254	(7,774)
Basic and diluted earnings (loss) per common share before extraordinary item	$(0.11)	$(0.29)	$(0.20)	$(0.13)
Extraordinary earnings per common share	$-	$-	$0.88	$-
Basic and diluted earnings (loss) per common share	$(0.11)	$(0.29)	$0.67	$(0.13)

Basic and diluted weighted average common shares outstanding	60,466	60,829	61,370	61,132

In the third quarter of 2006, an extraordinary gain was recorded upon consummation of the TWC Transaction based on the difference between the fair market value of assets contributed and their net book value, reduced for the portion of the gain associated with our retained economic interest in the Distributor.

GENIUS PRODUCTS, INC AND SUBSIDIARIES
SCHEDULE II – Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2006 and 2007
(In thousands)

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to
	Beginning of	costs and	Other			Balance at End
	Period	expenses	Accounts		Deductions	of Period

Year ended December 31, 2005
Allowance for:
Uncollectible accounts	$42	$361	$1,310	(a)	$(758)	$956
Reserve for potential product obsolescence	474	1,827	-		-	2,301
Reserve for sales returns and allowances	1,322	5,184	217	(b)	(770)	5,953
Deferred tax assets	7,320	12,280	-		-	19,600
	$9,158	$19,652	$1,527		$(1,528)	$28,810

Year ended December 31, 2006
Allowance for:
Uncollectible accounts	$956	721	(1,238)	(b)	(439)	-
Reserve for potential product obsolescence	2,301	4,602	(6,223)	(b)	(680)	-
Reserve for sales returns and allowances	5,953	40,408	(23,094)	(b)	(23,267)	-
Reserve for uncollectable advances	-	2,209	(2,202)	(b)	(7)	-
Deferred tax assets	19,600	(19,600)	-	(b)	-	-
	$28,810	$28,340	$(32,757)		$(24,393)	$-

Year ended December 31, 2007
Allowance for:
Uncollectible accounts	-	-	-		-	-
Reserve for potential product obsolescence	-	-	-		-	-
Reserve for sales returns and allowances	-	-	-		-	-
Reserve for uncollectable advances	-	-	-		-	-
Deferred tax assets	-	-	-		-	-
		$-	$-		$-	$-

(a) AVMC acquired reserve
(b) As part of the closing of the TWC Transaction, these amounts were transferred to the Distributor.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES

TABLE OF CONTENTS

REPORT OF INDEPENDENT AUDITORS	F-27

GENIUS PRODUCTS, LLC BALANCE SHEETS AS OF DECEMBER 31, 2007	F-28
AND 2006

GENIUS PRODUCTS, LLC STATEMENTS OF OPERATIONS FOR THE YEAR	F-29
ENDED DECEMBER 31, 2007 AND THE PERIOD FROM
JULY 22, 2006 THROUGH DECEMBER 31, 2006

GENIUS PRODUCTS, LLC STATEMENTS OF MEMBERS’ EQUITY FOR THE	F-30
YEAR ENDED DECEMBER 31, 2007 FOR THE PERIOD FROM
JULY 22, 2006 THROUGH DECEMBER 31, 2006

GENIUS PRODUCTS, LLC STATEMENTS OF CASH FLOWS FOR THE YEAR	F-31
ENDED DECEMBER 31, 2007 FOR THE PERIOD FROM
JULY 22, 2006 THROUGH DECEMBER 31, 2006

NOTES TO GENIUS PRODUCTS, LLC CONSOLIDATED FINANCIAL	F-32
STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Members of Genius Products, LLC:

We have audited the accompanying consolidated balance sheets of Genius Products, LLC and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and members’ equity for the year ended December 31, 2007 and the period from July 22, 2006 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genius Products, LLC. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 and the period from July 22, 2006 through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 16, 2008

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$3,102	$8,326
Restricted cash - short term	7,765	-
Accounts receivable, net of allowance for doubtful accounts of $4,311 and $2,963
and sales returns of $68,159 and $42,057	123,295	97,495
Inventories, net of reserves for obsolescence of $13,257 and $10,487	11,282	7,589
Prepaid expenses and other current assets	1,110	728

Total current assets	146,554	114,138

Restricted cash - long term	3,323	309
Property and equipment, net of accumulated depreciation of $455 and $103	953	818
Royalty advances, net of uncollectible advances of $5,112 and $3,057	31,492	20,042
Film library, net of accumulated amortization of $6,452 and $484	14,403	8,102
Goodwill	87,512	84,982
Other intangible assets, net of accumulated amortization of $9,675 and $3,419	11,596	16,172
Deferred financing fees	1,654	-
Deposits and other	2,968	273

Total assets	$300,455	$244,836

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$31,477	$18,704
Notes payable	31,297	213
Remittance to TWC	78,759	96,685
Remittance to other licensors	20,000	9,653
Accrued advertising and marketing	24,515	13,375
Other accrued expenses	20,910	3,295
Deferred revenue	8,492	4,986

Total current liabilities	215,450	146,911

Long term liabilities:
Notes payable to Genius Products, Inc.	8,191	-
Long term notes payable	627	-
Long term capital lease	30	-

Total long term liabilities	8,848	-

Total members' equity	76,157	97,925

Total liabilities and members' equity	$300,455	$244,836

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Year Ended December 31, 2007	Period from July 22, 2006 through December 31, 2006

Revenues, net of sales returns, discounts and allowances of	$474,087	$155,591
$177,324 and $71,983
Cost of revenues:
Amortization and participation	279,563	89,246
Manufacturing and distribution	113,836	54,230
Advertising and marketing	58,198	24,568

Total cost of revenues	451,597	168,044

Gross profit (loss)	22,490	(12,453)

Operating expenses:
General and administrative	38,440	7,566

Total operating expenses	38,440	7,566

Loss from operations	(15,950)	(20,019)

Interest expense	(2,232)	(195)
Interest income and other	484	504

Net loss	$(17,698)	$(19,710)

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
STATEMENTS OF MEMBERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD FROM JULY 22, 2006 THROUGH DECEMBER 31, 2006
(IN THOUSANDS)

	Genius Products, Inc	The Weinstein Company Holdings LLC	W-G Holding Corp	Total Members'
	Class G units	Class W Units	Class W Units	Equity

Contribution of assets, liabilities and businesses of Genius Products, Inc.	$117,960	$-	$-	$117,960

Stock compensation expense	281	647	10	938
Distribution to members for costs incurred on behalf of Genius Products, Inc.	(379)	(872)	(12)	(1,263)
Net loss	(5,913)	(13,600)	(197)	(19,710)

Ending members' equity at December 31, 2006	$111,949	$(13,825)	$(199)	$97,925

Stock compensation expense	227	522	8	757
Distribution to members for costs incurred on behalf of Genius Products, Inc.	(1,448)	(3,331)	(48)	(4,827)
Net loss	(5,309)	(12,212)	(177)	(17,698)

Ending members' equity at December 31, 2007	$105,419	$(28,846)	$(416)	$76,157

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year ended December 31, 2007	Period from July 22, 2006 through December 31, 2006

Cash flows from operating activities:
Net loss	$(17,698)	$(19,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354	103
Amortization of intangible assets	6,256	3,419
Amortization of film library	5,969	484
Amortization of deferred financing costs	212	-
Change in allowance for doubtful accounts and provision for returns	27,448	20,031
Change in provision for obsolete inventory	672	4,383
Loss on disposal of fixed assets	-	63
Imputed interest on notes receivable, related party	-	(39)
Stock compensation expense	757	938
Interest expense on notes payable	191	13
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(10,779)	(6)
(Increase) decrease in accounts receivable	(49,647)	(67,211)
(Increase) decrease in inventory	(2,693)	2,034
(Increase) decrease in prepaid expenses and deposits	(1,906)	(378)
(Increase) decrease in notes receivable	86	288
(Increase) decrease in royalty advances	(14,626)	(16,285)
(Increase) decrease in film library	(9,870)	(1,252)
Increase (decrease) in accounts payable	7,892	13,288
Increase (decrease) in accrued expenses and other	28,212	(3,912)
Increase (decrease) in deferred revenue	3,507	2,229
Increase (decrease) in remittance to TWC	(17,926)	96,685
Increase (decrease) in remittance to other licensors	10,269	(41,339)

Net cash used in operating activities	(33,320)	(6,174)

Cash flows from investing activities:
Purchase of Castalian	(3,683)	-
Transaction costs related to TWC transaction	-	(4,305)
Purchase of property and equipment	(270)	(261)

Net cash used in investing activities	(3,953)	(4,566)

Cash flows from financing activities:
Proceeds from Credit Facility	54,500	-
Repayments of Credit Facility	(15,757)	-
Deferred financing costs paid	(1,867)	-
Distribution to Members	(4,827)	(1,263)

Net cash provided (used) in financing activities	32,049	(1,263)

Net decrease in cash and equivalents	(5,224)	(12,003)
Cash at beginning of period	8,326	20,329

Cash at end of period	$3,102	$8,326

Supplemental disclosure of cash flow information
Interest paid	$858	$-

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1. NATURE OF BUSINESS

Genius Products, LLC (the “Distributor”), a 30%-owned subsidiary of Genius Products, Inc. (“we”, “us”, “our” or the “Company”), is a leading independent home entertainment products company that acquires, produces and licenses, through the Distributor’s multiple distribution agreements with content partners, an extensive library of motion pictures, television programming, and  trend entertainment on digital versatile disks (“DVD”) and digitally.  The Distributor works in partnership with major retailers to distribute widely recognized home entertainment brands to a diversified customer base.  The remaining 70% of the Distributor is owned by The Weinstein Company Holdings LLC (“TWC Holdings”), which includes a 1% percentage interest owned indirectly through its wholly-owned subsidiary, W-G Holding Corp (“W-G Holding”).  TWC Holdings is the parent company of The Weinstein Company LLC (“TWC”), the largest provider of content for our library.

The Distributor produces and distributes a vast and growing content library that encompasses approximately 3,550 feature films and documentaries and 4,000 hours of television programming.  This library includes feature films and television programming from critically acclaimed producers such as The Weinstein Company®, for which the Distributor has the exclusive U.S. home video distribution rights, and RHI Entertainment™ (Hallmark library).  Additional content, such as independent films, sports, family, and lifestyle productions, come from partnerships with established consumer brands:  IFC®, ESPN®, World Wrestling Entertainment®, Classic Media, Sesame Workshop®, Discovery Kids™, Animal Planet and The Learning Channel (TLC™).

The Distributor has developed a fully integrated direct-to-retail distribution platform that parallels the home entertainment divisions of the major Hollywood studios.  This platform provides direct sales and marketing, inventory management and state-of-the-art supply-chain services.  In collaboration with leading replicators and third-party logistics and supply-chain companies, the Distributor has rapidly scaled this network, which has helped to facilitate its rapid growth in revenues.

The Distributor primarily sell to major national retailers including Wal-Mart, Blockbuster Entertainment, Best Buy, Circuit City, Kmart, Target, NetFlix, Costco, Sam’s Club, Amazon, Borders, Toys R Us and Columbia House.  The Distributor co-produces programming with its branded content partners and mitigates the impact of its production costs through minimum guarantees from one of its retail partners, Blockbuster.  We believe that the strong relationships the Distributor has developed with these well-known retailers and branded content partners help promote the Distributor’s programming and heighten consumer awareness of its programs.

The Distributor collaborates with its retail and content partners to create sales programs that exploit their widely recognized brands and endorse related content.  These sales programs focus on brands to provide the retailer with solutions that simplify the retailer’s buying process, improve shelf-space utilization and help consumers quickly make informed purchase decisions.  The Distributor’s ability to deliver unique, innovative solutions that improve the sales and rentals of its content has enabled it to compete successfully and maintain strong relationships with its retail and content partners.

The Distributor currently distributes its library on DVDs, next-generation DVD, and electronically in a digital format.  We plan to continue to expand the distribution of the Distributor’s theatrical and non-theatrical product through the diverse emerging digital distribution markets including: Video-on-Demand (“VOD”) and Electronic Sell-Through (“EST”) on the Internet to companies such as Amazon, Apple, MovieLink and Microsoft, Internet-based subscription VOD customers (such as NetFlix) and direct-to-television peer-to-peer network solutions.  Through its partnerships, the Distributor has released over 128 theatrical and non-theatrical titles since inception (including ninety titles released in 2007).  The Distributor distributes products to basic channels distributed on cable, Direct Broadcast Satellite (“DBS”) and Internet Protocol Television (“IPTV”), which delivers television programming to households via a broadband connection using Internet protocols.

The Distributor primarily focuses on four core branded content categories that we call Content Verticals:

•	Theatrical/Independent Films (includes Independent Film Channel (IFC)® , RHI Entertainment™ (Hallmark library), Tartan, The Weinstein Company® and Wellspring™)
•	Sports (includes ESPN® and World Wrestling Entertainment®)
•	Lifestyle (includes Animal Planet, The Learning Channel (TLC) and Wellspring™)
•	Family/Faith (includes Classic Media, Discovery Kids™, Entertainment Rights and Sesame Workshop®)

THE WEINSTEIN COMPANY TRANSACTION.
On July 21, 2006 (the “Closing Date”), we completed a transaction (the “TWC Transaction”) with TWC Holdings and its subsidiaries, TWC and W-G Holding, pursuant to which the Company and TWC Holdings launched the Distributor to exploit the U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC.  In connection with the TWC Transaction, the Company contributed substantially all of its assets (except for approximately $1.0 million in cash and certain liabilities), its employees, and its existing businesses to the Distributor, in exchange for a 30% interest in the Distributor. The remaining 70% interest in the Distributor held by TWC Holdings and W-G Holding consists of Class W Units and became redeemable at their option commencing on July 21, 2007 for approximately 70% of our outstanding common stock, or with their approval, cash.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units.

In addition, the Company issued an aggregate of 100 shares of its Series W Preferred Stock to TWC Holdings and W-G Holding in connection with the TWC Transaction.  The Series W Preferred Stock provides the holders thereof with (i) the right to elect five of the seven directors on our Board of Directors, of which two are currently TWC Holdings executives, (ii) majority voting power over other actions requiring approval of our stockholders, and (iii) the right to approve certain specified actions.  The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value.

On the Closing Date, the Company entered into a Registration Rights Agreement with TWC Holdings and W-G Holding pursuant to which we agreed to register for resale the shares of our common stock issuable upon redemption of Class W Units in the Distributor currently held by them.  The Company and/or the Distributor also entered into the following agreements on the Closing Date: (i) an Amended and Restated Limited Liability Company Agreement of the Distributor, (ii) a Video Distribution Agreement (the “TWC Distribution Agreement”), (iii) a Services Agreement, and (iv) an Assignment and Assumption Agreement.

After the Closing Date, substantially all of the operating activities previously conducted by Genius Products, Inc., as well as the results from releasing TWC product, are reflected in the financial statements of the Distributor.

For a full description of the TWC Transaction, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2006.

The total basis of the Distributor’s contributed assets and liabilities as of the closing date of the TWC Transaction was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(In thousands)

Cash	$20,329
Accounts receivable, net	50,315
Film library	11,090
Inventory	14,006
Other assets	3,144
Intangible assets	19,591
Liabilities assumed	(81,192)
Goodwill	80,677
Total consideration	$117,960

The consideration and final goodwill were calculated as follows:

(In thousands)

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

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION.
The consolidated financial statements of the Distributor include the accounts of the Distributor and its controlled subsidiaries after the elimination of intercompany accounts and transactions. The Distributor’s consolidated financial statements include (i) the Distributor’s wholly owned subsidiary American Vantage Media, LLC (“AVM”), (ii) Wellspring Media, LLC (“Wellspring Media”), a wholly owned subsidiary of AVM and (iii) Castalian DC, LLC, Castalian LLC (dba Castalian Music), The Thirteen-Thirty-One LLC, Abacus Media L.L.C. and Marathon Media, LLC, direct and indirect wholly-owned subsidiaries of the Distributor (collectively, “Castalian”). AVM and Wellspring Media were acquired on March 21, 2005 and Castalian was acquired on April 1, 2007.  Abacus Media L.L.C. and Marathon Media, LLC were merged with and into Castalian LLC on August 29, 2007, with Castalian LLC surviving.  In addition, American Vantage/Hypnotic, Inc. and Wellspring Productions, LLC, each a wholly-owned subsidiary of Wellspring Media, are each inactive.

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

CASH AND CASH EQUIVALENTS.
Cash equivalents include investments in time deposits, certificates of deposit and money market accounts with original maturities of three months or less.  At December 31, 2007, the Distributor had cash balances of $3.1 million.  See “Restricted Cash” below.

RESTRICTED CASH.
The Distributor had restricted cash of $7.8 million (current asset) and $3.3 million (long-term) at December 31, 2007.  The $7.8 million is part of the Distributor’s short-term liquid cash that had accumulated in a central lockbox account and can only be disbursed weekly pursuant to the terms of the “Allocation of Accounts Receivable and Intercreditor Agreement” entered into by and among  the Distributor, The Weinstein Company, LLC and Société Générale dated August 10, 2007.The $3.3 million is comprised of:  (i) $3 million in a money market account that is restricted pursuant to the Distributor’s credit facility with Société Générale and (ii) $0.3 million in a certificate of deposit, which certificate of deposit secures a letter of credit on the Distributor’s 2230 Broadway lease.   At December 31, 2006, the Distributor had $0.3 million in restricted cash which represented the cash invested in certificates of deposit to collateralize a letter of credit issued to the landlord as security for the Distributor’s obligations under the lease for its 2230 Broadway office.

FAIR VALUE OF FINANCIAL INSTRUMENTS.
The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate the fair value thereof.

INVENTORIES.
The Distributor’s inventories consist of raw materials and finished goods, and these are valued at the lower of cost or market. As of January 1, 2007, the Distributor changed its method for valuing inventory from an average cost basis to the first-in, first-out (“FIFO”) method of valuation, which is the predominant method used in the industry.  The Distributor does not believe that this change in accounting method had a material effect on the Distributor's consolidated financial statements.

The Distributor reviews inventory for excess or obsolete product on a quarterly basis.  Obsolescence is determined by taking the total inventory on hand less 12 months projected sales.  Any inventories in excess of 12 months are deemed 100% obsolete and a corresponding charge for obsolescence is recorded.  Obsolescence is calculated only on inventory for which the Distributor is responsible on a title-by-title basis, which includes all theatrical and direct-to-video titles.

LONG-LIVED ASSETS.
Property and Equipment: Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

The Distributor periodically reviews and evaluates the recoverability of property and equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if it is determined that the carrying amount of the assets exceeds the fair value, a reduction in the carrying amount is recorded.

Film Library:  The Distributor capitalizes the costs of production and acquisition of film libraries. In accordance with Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), the Distributor amortizes such costs to cost of revenues, using the individual film forecast method over a period of ten years or less.

The Film Library is stated at the lower of amortized cost or estimated fair value.  The fair value of its film library is determined using management’s future revenue and cost estimates, and the valuation of films is reviewed on a title-by-title basis. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, when an event or change in circumstances indicates that the fair value of its film is less than its unamortized cost, an impairment loss is recognized by recording additional amortization in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of film library may be required as a consequence of changes in management’s future revenue estimates.

Goodwill and Other Intangibles:  The Distributor has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, the Distributor is required to test goodwill for impairment at least annually. The Distributor evaluates the carrying value of goodwill as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. In performing the impairment review, the Distributor determines the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Distributor has identified one reporting unit.  To evaluate whether goodwill is impaired, the Distributor compares the fair value of the reporting unit to the reporting unit’s net book value, including goodwill. The Distributor determines the fair value of its reporting unit using the present value of its expected future cash flows. If the net book value plus the value of outstanding debt of the reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its net book value plus the value of debt outstanding. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Distributor conducted an impairment review as of December 31, 2007. Based on the analysis performed the Distributor determined that the fair value of its reporting unit’s goodwill exceeded its carrying amount, and, therefore, there was no indication of an impairment loss.  The Distributor also evaluates other intangible assets to determine whether such assets have been impaired.  As a result of its 2007 review, the Distributor recognized an impairment loss of $2.2 million with respect to its distribution rights agreement assets.

REVENUE RECOGNITION.
Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of SOP 00-2 and Staff Accounting Bulletin (“SAB”) No. 104 "Revenue Recognition".  Revenues are recorded upon the receipt of goods by the customer for titles that are available for consumer purchase.  Costs of sales and an allowance for returns, rebates and discounts are recorded at the time of revenue recognition.  Revenues from revenue sharing arrangements are recognized as follows:   (i) in the case of by title guarantees, when the product is available for consumer rental and (ii) in the case of revenues derived from overages (i.e., revenue sharing arrangements when the Distributor’s agreed-upon share of consumer rentals exceeds the guarantee), one month after receipt.  Revenues from royalties are recognized when received.  Revenues from licensing are recognized when all required deliverables of a title are received and accepted by the licensee.  Revenue for shipments of titles not available for consumer purchase are deferred and only recognized when that title is available for consumer purchase.  Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.  Long-term, non-interest bearing receivables are discounted to present value.

ALLOWANCE FOR SALES RETURNS, PRICE PROTECTION, CUSTOMER DISCOUNTS, CUSTOMER DEDUCTIONS AND BAD DEBTS.
The Distributor has continued the accounting policies historically followed by the Company with respect to allowances for sales returns, price protection, and the aforementioned items.

The Distributor’s allowance for doubtful accounts and provision for sales returns includes management's estimate of the amount expected to be uncollectible or returned on specific accounts.  The Distributor provides for future returns and price protection for releases of home video product at the time the products are sold.  The Distributor calculates an estimate of future returns of product by analyzing units shipped, units returned, and point of sale data to ascertain consumer purchases and inventory remaining with retail to establish anticipated returns.  Price protection is calculated on a title-by-title basis.  The objective of price protection is to mitigate returns by providing retailers with credits to ensure maximum consumer sales.  Price protection is granted to retailers after they have presented to the Distributor an affidavit of existing inventory.

Other factors are taken into consideration in the calculation of future returns such as title genre, historical returns, projections of consumer demand, box office and other research.  The Distributor allows for future returns on non-theatrical titles by analyzing a combination of historical returns, point of sale data and product seasonality.

The Distributor provides for customer discounts based on arrangements entered into on a customer-by-customer basis.  It sets aside reserves for bad debts and customer deductions based on management’s estimate of the amounts expected to be uncollectible on specific accounts.

CONCENTRATIONS OF CREDIT RISK.
The Distributor does not have long-term agreements with its customers, nor is it an exclusive supplier to any of its retail customers.  If any customer were to reduce or cancel a significant order, it would have a material adverse effect on its business, results of operations and financial condition.  For 2007, Wal-Mart and Blockbuster Entertainment accounted for 34% and 20%, respectively, of the Distributor’s net revenues.  For the period from July 22, 2006 through December 31, 2006, Wal-Mart accounted for 31% of the Distributor’s net revenues. At December 31, 2007, Wal-Mart and Target comprised 36% and 12% of the Distributor’s accounts receivable after allowances, respectively, while at December 31, 2006, Wal-Mart and Best Buy comprised 50% and 7% of the Distributor’s accounts receivable after allowances, respectively.

Substantially all of the Distributor’s revenues are derived from the distribution rights accorded to the Distributor under its distribution agreements with TWC and other key content suppliers.  Specifically, 67% of the Distributor’s net revenue for fiscal 2007,  and 84% of the Distributor’s net revenue for the period from July 22, 2006 through December 31, 2006 were derived from its agreement with TWC.  The Distributor’s business, operational results and financial condition depend principally on the success of the relationships between it and these content suppliers.

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

The Distributor maintains cash and cash equivalents at several financial institutions. From time to time the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (“FDICs”) insured amount.  Balances on deposits at banks in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.  As of December 31, 2007, the uninsured portions of these balances held at U.S. banks aggregated 19.6 million.

ROYALTIES AND PARTICIPATIONS

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

Participation costs due to TWC are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue.  The Distributor amortizes the participations to cost of revenues using the individual film forecast method. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions.

ADVERTISING AND MARKETING COSTS.
The Distributor’s advertising expense comprises expenditures related to placement of its products with retailers, advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio and television advertising and other promotional costs.  In accordance with SOP 93-7, “Reporting on Advertising Costs”, the Distributor expenses advertising costs in the period in which the advertisement first airs.  For the year ended December 31, 2007, advertising and promotion expense was $58.2 million and for the 163-day period ended December 31, 2006, was $24.6 million.

SHIPPING EXPENSES.
In accordance with Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Distributor classifies amounts related to shipping as cost of revenue in the accompanying statements of operations.

STOCK-BASED COMPENSATION.
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

RECLASSIFICATIONS
Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.
In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheets and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We have determined that there is no impact from the adoption of SAB No. 108 on our consolidated balance sheet, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis will become effective for the Company on January 1, 2008. These provisions of FAS 157 are not expected to have any impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of FAS 157 will have on the Company’s consolidated financial statements as it relates to other nonfinancial assets and liabilities; however, we do not believe it will have a material impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"), which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of FAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with a few exceptions such as investments accounted for by the equity method, (2) is irrevocable (unless a new election date occurs) and (3) is applied only to entire instruments and not to portions of instruments. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. FAS 159 is effective as of January 1, 2008. We are currently evaluating FAS 159; however, we do not believe it will have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("FAS 160"). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008.  We have not yet determined the impact that FAS 160 will have on our consolidated financial statements.

NOTE 3. INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

(In thousands)	December 31, 2007	December 31, 2006

Raw materials	$1,245	$1,377
Finished goods	23,294	16,699

	24,539	18,076
Less allowance for obsolescence	(13,257)	(10,487)

Inventories, net	$11,282	$7,589

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment purchases are recorded at cost and are depreciated and amortized over the estimated useful lives of the assets (three to seven years generally) using the straight-line method.

(In thousands)	December 31, 2007	December 31, 2006	Useful lives

Computers and equipment	$1,301	$919	3-5 years
Furniture and fixtures	107	2	3-7 years

	1,408	921
Less accumulated depreciation and amortization	(455)	(103)

Property and equipment, net	$953	$818

Depreciation expense for the year ended December 31, 2007 and the 163 days ended December 31, 2006 was $0.3 million and $0.1 million, respectively.

NOTE 5. ACCRUED EXPENSES

The components of other accrued expenses at December 31, 2007 and 2006 are as follows:

(In thousands)	December 31, 2007	December 31, 2006
Accrued operating expenses	$18,666	$1,440
Accrued payroll and related items	1,925	1,042
Accrued bonus	300	696
Due to related party	19	117

Total accrued expenses	$20,910	$3,295

NOTE 6. FILM LIBRARY

Following are the components of the Distributor’s film library:

	Years Ended December 31,
(In thousands)	2007	2006

Co-Productions - In process	$10,337	$590
Co-Productions - Released	2,588	66
Film Library	7,930	7,930
Gross Co-Productions and Film Library	20,855	8,586

Accumulated Amortization	(6,452)	(484)

Total film library and co-productions	$14,403	$8,102

The Distributor’s film library consists of the costs incurred related to third party co-production arrangements and the Wellspring library.  The Distributor expects to fully amortize its unamortized costs related to released co-productions within two years.  The Distributor expects amortization of its film library and in-release productions to be $0.6 million in 2008.  The Wellspring library, which  was acquired on March 21, 2005, is being amortized over a ten year period using the film forecast method.  Based on the results of an impairment analysis completed by the Distributor during the fourth quarter of 2007, it was determined that the Wellspring library was impaired.  An impairment charge of $4.3 million was recorded by the Distributor, resulting in a remaining unamortized balance of $2.2 million as of December 31, 2007.

NOTE 7.  CASTALIAN ACQUISITION

On April 1, 2007, the Distributor acquired, from EMI North America, all of the membership interest of (i) The Thirteen-Thirty-One LLC, the sole member of Castalian Music L.L.C. (which, in turn, is the sole member of each of Abacus Media L.L.C. and Marathon Media, LLC) and (ii) Castalian DC, LLC, a fully integrated direct response TV marketing and fulfillment service for the music and video entertainment industry, from EMI North America.  The Distributor paid $3.7 million in cash, of which approximately $0.2 million represented acquisition costs for legal, appraisal, and commission expenses.  The transaction has been accounted for as a purchase in the second quarter of 2007.

The Distributor’s consolidated financial statements include the results of operations for Castalian and its subsidiaries from the date of acquisition through December 31, 2007.  Pro forma information is not presented herein as the amounts are not significant to the results of the Distributor.

NOTE 8.  OTHER INTANGIBLE ASSETS

Intangible assets were recorded in connection with the TWC transaction and are amortized over the estimated lives of the assets using the straight line method.

(In thousands)	December 31, 2007	December 31, 2006	Useful Lives

Customer relationships	8,125	6,625	2.5 - 7.5 years
Distribution agreements	11,309	11,129	1 - 6 years

	19,434	17,754

Less related accumulated amortization	(7,838)	(1,582)

Other intangible assets, net	$11,596	$16,172

Amortization expense for the year ended December 31, 2007 was $6.3 million and  for the 163 days ended December 31, 2006 was $3.4 million.  Other intangible assets recorded in connection with the TWC Transaction amounting to $1.8 million were fully amortized as of December 31, 2006.

Expected amortization expense for intangible assets on our December 31, 2007 consolidated balance sheet for each of the next five years is as follows:

(In thousands)
	2008	2009	2010	2011	2012	Thereafter

Customer relationships	1,483	1,333	883	883	883	1,019

Distribution agreements	1,916	1,372	1,125	699	0	0

NOTE 9.  SEVERANCE

In 2007 the Distributor reorganized its sales organization, which included downsizing its Wellspring, New York sales office and  closing its Del Mar office.  As a result of these actions, the Distributor incurred severance payments in the amount of $0.4 million for 11 employees.  These actions were substantially completed by December 31, 2007, except for the final severance payments accrued but not yet paid to four employees of the New York office.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Distributor leases certain facilities and computer equipment under non-cancelable operating leases described below.

FACILITY LEASES.
On December 31, 2007, the Distributor entered into a lease agreement (the “New Maguire Lease”) with Maguire Properties – 3301 Exposition, LLC (“Maguire LLC”), pursuant to which the Distributor will rent approximately 40,520 square feet of office space in Santa Monica, California.  When complete, this facility will be the consolidated home office of the Company and the Distributor housing all employees currently located at the Company’s and the Distributor’s Santa Monica offices.

The initial term of the New Maguire Lease is ten (10) years, commencing five (5) months after the completion of certain tenant improvements to be constructed by Maguire LLC (the “Occupancy Date”), which Occupancy Date is currently projected to be in July, 2008.  The Distributor has an option to extend the term of the New Maguire Lease for two (2) additional five (5) year terms, subject to the satisfaction of certain conditions specified in the New Maguire Lease.

As security for its obligations under the New Maguire Lease, the Distributor has delivered to Maguire LLC an irrevocable letter of credit in the amount of $1.5 million.  The aforementioned tenant improvements are being constructed at Maguire LLC’s expense in accordance with an agreed upon space plan and subject to certain conditions specified in the New Maguire Lease.

Also on December 31, 2007, the Distributor and Maguire Properties, L.P. (“Maguire LP”) amended the lease agreement, dated January 23, 2007 (the “Old Maguire Lease”),  under which the Distributor currently rents approximately 14,000 square feet of office space located in Santa Monica, California.  Under the amendment to the Old Maguire Lease, Maguire L.P. agreed to waive the Distributor’s monthly rent for a period commencing on January 1, 2008 through the Occupancy Date under the New Maguire Lease.  The Distributor has the right to terminate the Old Maguire Lease at any time upon five (5) business days’ prior written notice.  The Distributor’s accounting and finance departments are currently housed in this office space.

On October 12, 2007, Castalian, LLC, a wholly owned subsidiary of the Distributor (“Castalian”), entered into a lease agreement with 2800 OBI, LP, (the “Castalian landlord”) under which Castalian rents approximately 6,465 square feet of office space in Santa Monica, California.  This lease has a three (3) year term commencing on November 23, 2007.   Castalian also has the option to extend the lease for an additional three (3) year term upon the expiration of the initial term.

On January 5, 2007, the Distributor entered into a sublease agreement with The Advantage Network, LLC, under which the Distributor subleased to The Advantage Network, LLC its leasehold interest in a 5,603 square foot facility located in Solana Beach, California.  This sublease is for a term commencing February 1, 2007 and ending December 31, 2008.   Until March 2006, we used this facility as our principal executive offices pursuant to a sublease agreement entered into in November 2003.  The November 2003 sublease is for a five-year term which commenced in January 2004, and was assigned to the Distributor as part of the TWC Transaction.

On March 18, 2006, we entered into a lease agreement for a 17,400 square foot facility located in Santa Monica, California.  This lease was assigned to the Distributor as part of the TWC Transaction.  This facility has been used as our, and the Distributor’s, principal executive offices.  This lease is for a five-year term which commenced in March 2006.  On January 5, 2007, the Distributor entered into a sublease agreement with The Advantage Network, LLC, under which the Distributor subleased to The Advantage Network, LLC its leasehold interest in a 5,603 square foot facility located in Solana Beach, California.  This sublease is for a term commencing February 1, 2007 and ending December 31, 2008.

On March 22, 2005, as part of the acquisition of American Vantage Media Corporation and Wellspring Media, Inc., we assumed office space in New York and Santa Monica on a month-to-month basis.  Effective as of April 30, 2006, we terminated our lease for the Santa Monica space .  Effective as of the Closing Date of the TWC Transaction, the Distributor assumed all of our rights and obligations under the New York lease.

On October 15, 2004, we entered into a sublease agreement for a 1,670 square foot facility located in Bentonville, Arkansas.  This sublease has a term of five (5) years and expires in October 2009.  This sublease was assigned to the Distributor as part of the TWC Transaction.

CREDIT FACILITY.
On August 10, 2007, the Distributor entered into a three-year, senior secured revolving credit facility (the “Credit Agreement”) with Société Générale (‘‘Soc Gen’’), as lender and agent. The Credit Agreement provides for an initial commitment of $30 million and up to a total of $70 million.  On November 1, 2007, the Distributor, Soc Gen and Alliance Leister entered into the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased the total commitment to $50 million, based on expected incremental commitments. Borrowings under the Amended Credit Agreement are based upon a borrowing base that includes certain of the Distributor’s accounts receivable from licensors other than TWC and certain of the Distributor’s film rights. The Amended Credit Agreement terminates on June 30, 2010, and may be extended to August 10, 2010, under satisfaction of certain conditions. Voluntary prepayments and commitment reductions are permitted at any time upon proper notice.  Borrowings under the Amended Credit Agreement are based on LIBOR or the higher of Soc Gen’s prime rate or the Federal Funds Rate plus 0.50% and vary depending on the percentage of loans outstanding. The interest rate varies from 2.5% to 3.0% above LIBOR for Eurocurrency loans and 1.5% to 2.5% above the prime rate or Federal Funds Rate plus 0.50% for base rate loans. Quarterly commitment fees of 0.50% are due on the unused portion of the commitment.  The Amended Credit Agreement contains operating covenants customary for facilities of this type, including, among other things, (i) limitations on indebtedness, liens, sales of assets, mergers, investments, dividends and redemptions, and (ii) minimum liquidity and borrowing base coverage requirements. In the event of a default, the interest rate on all borrowings will be increased and payment of all borrowings may be accelerated and/or the commitments may be terminated.  Upon the occurrence of certain events of default, all amounts payable under the Amended Credit Agreement automatically become immediately due and payable and the lenders’ commitments will automatically terminate.  Borrowings outstanding under the Amended Credit Agreement were $31 million at December 31, 2007. The maximum amount available at December 31, 2007 was $32.8 million.  The obligations of the Distributor under the Amended Credit Agreement are guaranteed by the Company and the direct and indirect subsidiaries of the Distributor.  Soc Gen holds a security interest in substantially all personal property of the Company, the Distributor, and its direct and indirect subsidiaries, other than TWC accounts receivable. TWC continues to have a first priority security interest in accounts receivable attributable to TWC content.

Pursuant to the Amended Credit Agreement, the Distributor is required, on a quarterly basis, to provide Soc Gen with a certificate (a “Compliance Certificate”) evidencing the Distributor’s compliance with the covenants included in the Amended Credit Agreement.  In preparing such Compliance Certificate, the Distributor performs an analysis of all debt covenants included in the Amended Credit Agreement in order to ensure that the Distributor is operating within the terms thereof.  Such an analysis was performed for the fiscal quarter ending December 31, 2007.  Based on such analysis, the Distributor determined that as of December 31, 2007, the Distributor was in compliance with all such debt covenants.

As part of the Amended Credit Agreement, the following agreements, among others, were also entered into by the Distributor and Soc Gen: (i) Amendment No. 1 to Allocation of Accounts Receivable and Intercreditor Agreement; and (ii) Reaffirmation of Guaranty Agreement (see Item 15:  exhibits 10.77-10.80 and 10.82-10.84).  At December 31, 2007 the Distributor had $31.0 million outstanding under the Credit Agreement.  (For complete details on the Amended Credit Agreement’s terms and obligations, see Note L of the Financial Footnotes and Disclosures and the exhibits).

The Distributor incurred $1.9 million in financing costs related to securing the Credit Facility with Soc Gen.  Deferred financing costs are being amortized over the term of the arrangement.  The Distributor recorded $0.2 million in interest expense related to deferred financing costs during the year ended December 31, 2007.

LITIGATION.
The Distributor is not a party to any legal or administrative proceedings, other than routine litigation incidental to the Distributor’s business that we do not believe, individually or in the aggregate, would not be likely to have a material adverse effect on the Distributor’s financial condition or results of operations.

EMPLOYMENT AGREEMENTS.
As of December 31, 2007, the Distributor was a party to employment agreements with Trevor Drinkwater, the Company’s President and Chief Executive Officer, and John Mueller, the Company’s Executive Vice President and Chief Financial Officer.

Mr. Drinkwater’s employment agreement was originally entered into on July 26, 2005, and was amended on December 5, 2005 and July 20, 2006.  The term of Mr. Drinkwater’s agreement will expire on December 5, 2008, with a Company option to extend the term for an additional two year term.  Mr. Drinkwater’s base salary under his employment agreement is $0.4 million annually, subject to annual review by the Company’s Compensation Committee.  Pursuant to Mr. Drinkwater’s employment agreement, Mr. Drinkwater has been granted fair market value options to acquire an aggregate of 2,100,000 shares of the Company’s common stock.

Mr. Mueller’s employment agreement was entered into on March 10, 2006 and expired on March 10, 2008.  Mr. Mueller’s agreement provides for an annual base pay beginning at $0.2 million and increasing by $25,000 annually through the end of the term.  Additionally, Mr. Mueller is guaranteed an annual bonus of $150,000, and the Company has the discretion to pay him an additional bonus if it is warranted.  The agreement also contained a grant of fair market value options to acquire 750,000 shares of our stock.

FUTURE MINIMUM CONTRACTUAL OBLIGATIONS.

As of December 31, 2007, future minimum annual commitments are as follows:

($ in thousands)

	2008	2009	2010	2011	2012	Thereafter	Total
Royalty advances	$31,209	$13,285	$5,250	$5,500	$-	$-	$55,244
Operating Lease Obligations	1,311	3,085	3,148	2,370	2,305	15,648	27,867
Long-Term Debt Obligation	313	313	314	-	-	-	940
Purchase Obligations	353	-	-	-	-	-	353
Capital Lease Obligations	30	30	-	-	-	-	60
Total	$33,216	$16,713	$8,712	$7,870	$2,305	$15,648	$84,464

NOTE 11.  RELATED PARTY TRANSACTIONS

The Distributor accounts for all related party transactions under SFAS No. 57, “Related Party Disclosures”. The statement provides guidance on disclosures of transactions between related parties, including transactions between affiliates and principal owners. Disclosures must include:  (i) the nature of the relationship involved (ii) a description of the transaction (iii) the dollar amount of the transaction and (iv) amounts due to and from related parties.  The statement also requires an assessment of the transaction to ensure that they have been carried out on an arms-length basis.

SERVICES AGREEMENT.
The Distributor provides certain services and pays certain direct costs, including filing fees, registration fees and audit fees, on behalf of the Company according to the terms of a services agreement between the Distributor and the Company and entered into in connection with the TWC Transaction.  The Distributor incurred a total of $4.8 million in corporate operating and payroll related expenses on behalf of the Company during the year ended December 31, 2007 and incurred a total of $1.3 million during the 163-day period ended December 31, 2006.  Such amounts were reflected as a distribution to members in the accompanying financial statements.

TWC DISTRIBUTION AGREEMENT
On July 17, 2006, the Distributor entered into a distribution agreement with TWC (the “TWC Distribution Agreement”), an affiliate of TWC Holdings and W-G Holding Corp., holders of our Series W Preferred Stock.  Pursuant to the TWC Distribution Agreement, TWC granted to the Distributor the right to distribute, advertise, publicize, promote and market DVDs of motion pictures owned or released by TWC for an initial term of approximately five years, subject to early termination provisions described in the TWC Distribution Agreement.  Under the TWC Distribution Agreement, after deducting permitted amounts from gross receipts for return reserves, the Distributor’s distribution fee and the Distributor’s reimbursable expenses, the Distributor is required to pay to TWC a portion of the net receipts from the sale of any such DVDs.  For the year ended December 31, 2007, the Distributor incurred $170.4 million of expenses related to TWC. For the year ended December 31, 2006, the Distributor incurred $70.0 million of expenses related to TWC participation fees.

On August 10, 2007, in connection with the Credit Agreement, the Distributor entered into a letter agreement  with TWC (the “TWC Letter”) under which the Distributor and TWC agreed to schedule payments owing to TWC by the Distributor under the TWC Distribution Agreement.  In the TWC Letter, TWC also agreed to waive any remedies it may have attributable to past non-timely payments and reporting under the TWC Distribution Agreement on or prior to August 10, 2007.

On March 4, 2008, the Distributor and TWC entered into a letter agreement memorializing certain amendments to the TWC Distribution Agreement and the interim distribution agreement under which the Company and TWC operated prior to the closing of the TWC Transaction, previously agreed upon by the Distributor and TWC in 2007.  Pursuant to such letter agreement,  effective as of March 21 , 2006, (i) the definition of a “Direct-to-Video” title under the TWC Distribution Agreement (and the interim distribution agreement) was revised to mean any title that (a) was not released theatrically prior to its initial home video release date or (b) was released theatrically prior to its home video release, but earned U.S. theatrical box office revenue prior to its initial home video release date of less than $0.5 million; and  (ii) TWC agreed to absorb the cost of returns processing for all TWC titles distributed under the TWC Distribution Agreement (and the interim distribution agreement).  The effect of these changes was a benefit to the Distributor, respectively, of $0.8 million to cost of revenue in 2007 and $2.9 million in 2007 (TWC revenue and cost of sales are recognized upon meeting all recognition requirements of SOP 00-2; the full benefit of the change described in subsection (ii) above was $4.6 million and, therefore, a further $1.7 million will be recognized in future periods).  In addition, in the letter agreement TWC acknowledged that, based on the Distributor’s satisfaction of certain terms relating to the “annual video ratio” under the TWC Distribution Agreement, the Distributor’s distribution fee for the period from January 1, 2007 through December 31, 2007 should be increased from 5% to 6%.  The effect of this clarification was a benefit of $2.9 million to the Distributor’s cost of sales for fiscal 2007.

The payment terms with TWC are due 45 days from the last day in the calendar month.  As needed, these terms are extended anywhere from 15 to 45 days in order to provide flexibility and manage cash flows.  The Distributor expects TWC to continue to provide such flexibility through at least December 31, 2008.

BANNON CONSULTING AGREEMENT.
As part of the TWC transaction, the Distributor was assigned the Bannon Consulting Agreement as of July 21, 2006.  On January 2, 2007, the Distributor paid to Bannon Strategic Advisors a bonus of $0.2 million for services rendered in 2006, and an additional bonus of $0.03 million on March 13, 2007.  These bonuses were approved by the compensation committee of the Company’s Board of Directors. For the periods ended December 31, 2006 and 2007, the Distributor recorded $0.2 million and $0.3 million, respectively for consulting fees and $0.2 million and $0.2 million for expense reimbursements.

Also see Notes 12 and 13 relating to loans and distribution activities between the Distributor, the Company and TWC.

NOTE 12. NOTES PAYABLE TO RELATED PARTY (RELATED PARTY LOANS)

On September 27, 2007, the Distributor borrowed $6.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $6.0 million.  On November 1, 2007, the Distributor borrowed an additional $2.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $2.0 million.  Under each of the aforementioned notes, interest is due on the unpaid principal balance at a monthly rate equal to the LIBOR Rate (as defined in the notes) plus five percent (5%) until paid.  The principal and accrued interest under the notes were originally due and payable on demand at any time after March 31, 2008. On March 16, 2008, the Company's Board of Directors approved amendments to each of (i) that certain promissory note, dated September 27, 2007, by the Distributor in favor of the Company; in the principal amount of $6 million and (ii) that certain promissory note, dated November 1, 2007, by the Distributor in favor of the Company in the principal amount of $2 million, pursuant to which principal amount of $2 million, pursuant to which principal and accrued interest under the notes would be due and payable on demand at any time after January 1, 2009.  In the event payment of principal or interest due under the notes is not made when due, the outstanding principal balance will bear interest at the rate of two percent (2%) above the interest rate which is otherwise provided under the notes for so long as such event continues. If the notes are not paid when due, the Distributor agreed to pay the Company’s reasonable costs of collection, including, without limitation, all reasonable attorneys’ fees and all reasonable expenses actually incurred by the Company in connection with such collection efforts.  The principal amount of the notes may be prepaid in whole or in part, provided that all accrued interest on the amount to be prepaid is also paid at such time.  The proceeds from the notes were used to pay amounts owed by the Distributor to TWC under the TWC Distribution Agreement.  As of December 31, 2007, an aggregate of $8.2 million in principal and accrued interest expense was outstanding under the notes.

NOTE 13. REMITTANCE DUE TO LICENSOR AND DEFERRED REVENUE

The Distributor records as net revenues the amount it receives from sales of TWC and the licensor’s home video products (net of reserves and allowances), deducts its distribution fee, costs of goods sold (including manufacturing expenses) and certain marketing expenses, and remits the balance to TWC and the other licensors.   The remittance to licensors at December 31, 2007 primarily related to amounts owed to TWC from sales of TWC's titles, of which the top 5 were: 1408, Halloween, Death Proof, Planet Terror and The Nanny Diaries.   The remittance to licensors at December 31, 2006 primarily related to amounts owed to TWC from sales of TWC's titles, Scary Movie, Lucky Number Slevin, Feast, Clerks 2 and Pulse that were released on DVD during the period from July 22, 2006 through December 31, 2006.  The payment terms with TWC are due 45 days from the last day in the calendar month.

At December 31, 2007, the Distributor reported $8.5 million in deferred revenue, comprised of:  (i) $5.3 million associated  with shipments at the end of the fourth quarter that consisted of titles not available for consumers’ purchase; (ii) $1.8 million associated with outstanding advances from Columbia House that have not been recouped; and (iii) $1.4 million of outstanding advances from EMI for consignment sales.  The major titles comprising this deferred revenue were The Hunting Party  and Solstice.  As of December 31, 2006, the Distributor reported $5.0 million of deferred revenue, comprised of The Protector and Seven Swords.

NOTE 14.  STOCK-BASED COMPENSATION

Subsequent to the Closing Date of the TWC Transaction, stock-based compensation expense associated with the former employees of the Company, who became employees of the Distributor as of the Closing Date, are recorded by the Distributor.

During 2007 and 2006, the Distributor estimated the fair value of the service-based stock options issued to its employees by the Company using the Black-Scholes Merton formula as our closed-form valuation option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, per the requirements of FAS123R, that include: (i) the option's expected term, (ii) the estimated future price volatility of the underlying stock, (iii) the risk-free interest rate, (iv) the dividend yield and (v) expected forfeiture.

Historical volatility should be measured over a period commensurate with the expected term of the option (for the Company, between 5.25 and 6.25 years).  Due to the restructuring of the Company as of July 21, 2006, using the historical volatility percentage of its stock as the Option Model’s expected volatility assumption was no longer valid.  The Distributor, therefore, changed from using an historical volatility percentage based on traded options on its own stock to an historical volatility percentage based on peer or guidance companies in its industry, the home video distribution market.  This volatility change was confirmed by a third-party compensation consulting firm and is in accordance with the guidance provided in SFAS No. 123R and SAB 107 “Share-Based Payment”.

As a result of the change in corporate structure, expected term could not be accurately calculated based on historical experience.  Therefore, the estimate of expected term in 2007 and 2006 for the service-based stock options was calculated using the “shortcut method” as described in SEC Staff Accounting Bulletin 107; i.e., expected term = ((vesting term + original contractual term)/2) or based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules.  The Distributor could use this short-cut method through December 31, 2007 because it met all of the required criteria:  (i) the stock options are granted “at-the-money”; (ii) exercisability is conditional only on performing service through the vesting date; (iii) if an employee terminates service prior to vesting, the employee would forfeit the share options; (iv) if an employee terminates service after vesting, the employee would have a limited time to exercise the share options (typically 30-90 days); and (v) the stock options are non-transferable and non-hedgeable.  The Distributor’s expected term varies from approximately 5.25 to 6.25 years.  During each quarter in 2007, the Distributor calculated volatility for each expected “tranche” of stock options in increments of 0.25 years, utilizing the average volatility calculations of peer companies.

As the Distributor is using a closed-form valuation option pricing model for these service-based stock options, the risk-free interest rate used in the Option Model is based on the yield of U.S. Treasury zero-coupon issues, with maturities closest to the expected term of our stock options.  The Distributor has not and does not expect to grant dividends.  Hence, the dividend yield is 0%.

For forfeiture rate, the Distributor rejected historical calculations due to the limited amount of accurate historical data.  In 2007 it used the most conservative estimate of 0% forfeiture.

The Company granted market-based options to an employee of the Distributor to purchase 400,000 shares that do not vest until attaining Company stock price targets respectively of $4.00, $6.00, and $8.00.  For this grant, the Distributor utilizes the Monte Carlo Simulation as the stock option model to provide the most accurate fair value estimate due to the path dependency of the options valued under the provisions of this grant.  Monte Carlo Simulation is a lattice model, which - unlike the closed-form model – can  incorporate a range of expected volatilities.  Monte Carlo Simulation is a generally accepted and widely practiced technique used here to simulate future stock movements in order to determine the fair value of these option grants.  The option fair values are calculated by simulating, within a risk-neutral framework, many future stock price paths.   At each measurement period, the projected stock price is compared to the predefined vesting hurdles to determine if the instrument vests. Since the Distributor does not have historical exercise experience of instruments with market conditions, the Distributor has not applied exercise behavior similar to the service based options. Instead, the Distributor has assumed that exercise of vested options occurs uniformly on the interval of the vesting date to the options full contractual term of 10 years.

This valuation was performed on a multi-tranche basis considering three vesting tranches and the weighted average volatility for these grants is calculated to be 49.4%.

The risk-free rates have been determined based upon the interest rates for zero-coupon U.S. Treasury bonds as of December 31, 2007.  A yield curve has been determined based upon interpolating between the rates ranging from 3.45% to 4.96%.

Total stock-based compensation expense recognized for the market-based options under the Monte Carlo Simulation for the periods ended December 31, 2007 and 2006 was approximately $0.03 million and $0.2 million, respectively. Stock-based compensation expense recognized for the service-based options using the Black-Scholes Merton formula for the years ended December 31, 2007 and 2006 was approximately $0.7 million and $0.7 million.  For the years ended December 31, 2007 and 2006, no income tax benefit was recognized in the statement of operations for share-based compensation arrangements.

For the service-based stock options, the Distributor estimated share-based compensation expense for the year ended December 31, 2007 and the 163 day period ended December 31, 2006 using the Black-Scholes-Merton formula with the following weighted average assumptions:

	2007	2006
Risk free interest rate	4.3%	4.0%
Expected dividend yield	-	-
Expected volatility	49.4%	145.9%
Expected life (in years)	6.0	5.3

NOTE 15.  MEMBER’S EQUITY

UNITS OF THE DISTRIBUTOR.
There are 61,005,126 Class G Units and 142,345,294 Class W Units of the Distributor issued and outstanding. The terms and conditions of the Class G Units and Class W Units are governed by the Amended and Restated Limited Liability Company Agreement of the Distributor dated July 21, 2006, as amended (the “Distributor LLC Agreement”).

Under the Distributor LLC Agreement, the Company is obligated to contribute to the Distributor, as an additional capital contribution (or loan to the Distributor in the case of debt), the net proceeds received from any issuances by the Company of stock or securities convertible into or exchangeable for common stock, or upon the exercise, conversion or exchange of any convertible securities, or the sale of its property, incurrence of indebtedness, recapitalization or refinancing, or from any other capital raising transaction.  However, the consideration received by the Company from the exercise of options, warrants or other convertible securities issued and outstanding as of July 21, 2006 (or any property acquired solely with such consideration) is not required to be contributed to the Distributor.

Under the Distributor LLC Agreement, no holder of Class G Units or Class W Units will be entitled to demand or receive a return of any capital contributions or otherwise withdraw from the Distributor without the consent of all members.

Under the Distributor LLC Agreement, if either the Distributor, TWC Holdings or certain affiliates of TWC Holdings pays, discharges or otherwise satisfies or assumes any liability or obligation for which it is entitled to indemnification from the Company pursuant to the Master Contribution Agreement dated December 5, 2005, as amended, the Distributor will redeem from the Company (without any further payment to the Company) a number of Class G Units, and issue to the holders of Class W Units (without any further payment by such holders) a number of additional Class W Units based on a formula set forth in the Distributor LLC Agreement (an “Indemnification Issuance”).

REPURCHASE OF CLASS W UNITS.
Under the Distributor LLC Agreement, if, at any time prior to December 31, 2009:

(i) TWC terminates the Distribution Agreement between TWC and the Distributor (the “TWC Distribution Agreement”) because the “Annual Video Ratio” is less than 60% or the “Semi-Annual Video Ratio” is less than 60% (as such terms are defined in the TWC Distribution Agreement) and the Annual Video Ratio or Semi-Annual Video Ratio, as applicable, giving rise to such termination is more than 50%, (as calculated pursuant to the terms of the TWC Distribution Agreement).  TWC must exercise this right within 90 days following the calculation of the Annual or Semi-Annual Video Ratio, after which time it forfeits the right to terminate the Agreement until the next measurement period (refer to TWC Distribution Agreement); or

(ii) TWC enters bankruptcy and does not (i) continue to substantially perform its obligations under the TWC Distribution Agreement, or (ii) provide for TWC’s obligations being assumed under the TWC Distribution Agreement by or through a successor, affiliate or other person; then, in either such case, the Distributor may repurchase from TWC Holdings and its first-tier subsidiary, W-G Holding Corp., a portion of the Class W Units owned by them as provided in the table below. The purchase price to be paid will be an amount equal to 75% of the cash amount that TWC Holdings and W-G Holding Corp. would receive upon redemption of tendered units as described below under “Redemption Rights of Class W Units”, where the number of tendered units is equal to the number of Class W Units to be repurchased. The portion of Class W Units subject to the repurchase right during any calendar year will be determined as follows:

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

REDEMPTION RIGHTS OF CLASS W UNITS.
Each holder of Class W Units will have the right to require the Distributor to redeem all or a portion of the Class W Units held by it and not subject to a repurchase right by the Distributor under the provisions described above (the “Tendered Units”) in exchange (a “Redemption”) for a number of shares of the Company’s common stock equal to the number of Tendered Units, subject to adjustment for dividends, stock splits, reverse stock splits, distributions, Indemnification Issuances and certain other issuances by the Company. The Distributor may also deliver to the tendering party cash instead of shares, with a value based on the 30-day trailing volume weighted average price of the Company’s common stock.

LIMITATION ON AUTHORITY OF MANAGING MEMBER.
The Company is the managing member of the Distributor. However, the Company’s authority to operate the business and affairs of the Distributor is subject to certain limitations. For so long as TWC Holdings, W-G Holding Corp. and their transferees beneficially own units comprising at least 20% of the outstanding units of the Distributor, the managing member is not permitted to take certain actions on behalf of the Distributor (directly or through a subsidiary) without the prior approval of TWC Holdings, including without limitation the following: (i) creating or assuming any indebtedness or liability, or providing any indirect financial assistance, or assuming any mortgage, charge or other encumbrance on any property of the Distributor; (ii) selling, leasing, exchanging or disposing of, by any means, property or assets of the Distributor having a value in excess of $0.1 million; (iii) entering into or effecting any conversion, consolidation or merger involving the Distributor; (iv) taking any action to liquidate or dissolve the Distributor; (v) entering into, amending or waiving any contract with a member or with any party that is not at arm’s length; (vi) engaging, removing or replacing the Distributor’s independent auditors; (vii) guaranteeing the liabilities or debts of any other person than a subsidiary of the Distributor; (viii) requiring any guarantee from any member; (ix) declaring or making any distribution, including any distribution in-kind of securities or other non-cash assets; (x) issuing or granting any Class G Units, Class W Units or any other units, membership interests or economic interests in the Distributor (other than as provided in the Distributor LLC Agreement); (xi) utilizing sub-distributors, or licensees, or outsourcing any functions relating to the Distributor’s performance under the Distribution Agreement; (xii) appointing or removing the Distributor’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, or any other executive level officer or employee, or any other employee whose compensation is in excess of $0.2 million per year; (xiii) approving the annual or quarterly budget for the Distributor, or varying more than 10% from the amount budgeted for any particular line item therein; (xiv) engaging in any debt or equity financing, refinancing, recapitalization or other capital raising transaction; (xv) approving or entering into any contracts, agreements, understandings or arrangements outside the ordinary course or providing for payments by or to the Distributor or obligations in excess of $0.1 million per year; (xvi) commencing or settling any litigation; (xvii) licensing any item of product outside the ordinary course or on terms other than fair market value; (xviii) approving or adopting any material employee compensation plan or arrangement; (xix) creating any subsidiary or taking any of the actions described above with respect to any subsidiary. In addition, the Distributor generally must follow tax positions on its tax returns advocated by TWC Holdings.

ALLOCATION OF PROFITS AND LOSSES.
Profits and losses are allocated to the partners based upon their relative ownership of the Distributor.

NOTE 16.  EMPLOYEE BENEFIT PLAN

The Distributor sponsors a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of the Distributor.  Under the Plan, the Distributor may match contributions at the discretion of management.  For the year ended December 31, 2007 and the 163-day period ended December 31, 2006, the Distributor did not make any contributions to the Plan.

NOTE 17. VALUATION AND QUALIFYING ACCOUNTS

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

(In thousands)	Balance at	Charged to
	Beginning of	costs and		Balance at End
	Period (a)	expenses	Deductions	of Period

Period from July 22, 2006 through December 31, 2006
Uncollectible accounts	$1,238	$2,205	$(480)	$2,963
Reserve for inventory obsolescence	6,223	6,266	(2,002)	10,487
Reserve for sales returns and allowances	23,094	52,851	(33,888)	42,057
Reserve for uncollectable advances	2,202	855	-	3,057
	$32,757	$62,177	$(36,370)	$58,564

Year ended December 31, 2007
Uncollectible accounts	$2,963	$1,445	$(97)	$4,311
Reserve for inventory obsolescence	10,487	3,335	(565)	13,257
Reserve for sales returns and allowances	42,057	156,610	(130,508)	68,159
Reserve for uncollectable advances	3,057	6,761	(4,706)	5,112
	$58,564	$168,151	$(135,876)	$90,839

(a) The beginning of the period is July 22, 2006 when the balances for these allowances were transferred from Genius Products, Inc. to Genius Products, LLC.