Form 10-Q
period 2008-03-31
GENIUS PRODUCTS INC
filed 2008-05-12
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-27915
GENIUS PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0852923 (IRS Employer Identification No.)
2230 BROADWAY
SANTA MONICA, CA 90404
(Address of principal executive offices)
(310) 453-1222
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
There were 67,609,094 shares outstanding of the issuer’s Common Stock as of April 30, 2008.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,822	$1,757
Prepaid expenses and other current assets	110	110
Notes Receivable from Distributor, net	8,352	—

Total current assets	10,284	1,867

Notes Receivable from Distributor, net	—	8,191
Investment in Distributor	67,288	73,823

Total assets	$77,572	$83,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to Distributor, net	298	198

Total current liabilities	298	198

Deferred tax liability	11,897	11,406

Total liabilities	12,195	11,604

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding	—	—
Common stock, $.0001 par value; 300,000,000 shares authorized; 67,759,094 and 67,709,094 shares outstanding, respectively	7	7
Additional paid-in capital	110,966	112,293
Accumulated deficit	(45,596)	(40,023)

Total stockholders’ equity	65,377	72,277

Total liabilities and stockholders’ equity	$77,572	$83,881

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Operating expenses:
Selling, general and administrative	$421	$456
Equity in net loss from Distributor	4,787	2,228

Total operating expenses	5,208	2,684

Loss from operations	(5,208)	(2,684)

Interest and other income, net	126	49

Loss before provision for income taxes	(5,082)	(2,635)

Provision for income taxes	491	134

Net loss	$(5,573)	$(2,769)

Basic and diluted EPS

Net loss per share	$(0.08)	$(0.04)

Basic and diluted weighted average shares	67,723,929	64,193,425

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(5,573)	$(2,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Equity in net loss from Distributor	4,787	2,228
Operating expenses paid by Distributor	403	259
Stock compensation expense	(26)	197
Deferred tax liability	491	134
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses, notes receivable and deposits	(161)	83
Decrease in accounts payable	—	(59)
Increase in Distributor payable	100	—
Increase in accrued expenses and other	—	491

Net cash provided by operating activities	21	564

Cash flows from financing activities:
Proceeds from exercise of options	44	1,071
Proceeds from exercise of warrants	—	823

Net cash provided by (used in) financing activities	44	1,894

Net increase in cash and cash equivalents	65	2,458
Cash and cash equivalents at beginning of period	1,757	3,745

Cash and cash equivalents at end of period	$1,822	$6,203

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. NATURE OF BUSINESS
Genius Products, Inc. (“we”, “us”, “our” or the “Company”), through our 30%-owned subsidiary, Genius Products, LLC (the “Distributor”), is a leading independent home entertainment products company that acquires, produces and licenses, through the Distributor’s multiple distribution agreements with content partners, an extensive library of motion pictures, television programming, and trend entertainment on digital versatile disks (“DVD”) and digitally. The Distributor works in partnership with major retailers to distribute widely recognized home entertainment brands to a diversified customer base. The remaining 70% of the Distributor is owned by The Weinstein Company Holdings LLC (“TWC Holdings”) (which includes a 1% percentage interest owned indirectly through its wholly-owned subsidiary, W-G Holding Corp. (“W-G Holding”). TWC Holdings is the subsidiary company of The Weinstein Company LLC (“TWC”), the largest provider of content for the Distributor’s library.
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
The Distributor primarily focuses on four core branded content categories that we call Content Verticals:
•	Theatrical/Independent Films (includes Independent Film Channel (IFC®), RHI Entertainment™ (Hallmark library), Tartan, The Weinstein Company® and Wellspring™)

•	Sports (includes ESPN® and World Wrestling Entertainment®)

•	Lifestyle (includes Animal Planet, The Learning Channel (TLC™) and Wellspring™)

•	Family/Faith (includes Classic Media, Discovery Kids™, and Sesame Workshop®)

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
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company. All significant inter-company transactions and accounts have been eliminated in consolidation.
USE OF ESTIMATES
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
INVESTMENT IN DISTRIBUTOR
At the closing of the TWC Transaction, we contributed to the Distributor all of our operating businesses, including substantially all of our assets, except for $1 million in cash and certain liabilities, and received a 30% equity interest in the Distributor. The accompanying consolidated financial statements account for the Company’s investment in the Distributor (30% membership interest represented by the Distributor’s Class G units) using the equity method of accounting. On the Company’s consolidated statement of operations subsequent to the Closing Date, the Company recorded its 30% share of the Distributor’s profit or loss as equity in net profit or loss from the Distributor, adjusted for non-cash basis differences (see Note 4) and costs incurred by the Distributor on behalf of the Company. Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company will periodically assess whether a decrease in value of the investment has occurred (which is other than temporary) and which should be recognized immediately, resulting in an impairment loss.

Under the equity method of accounting, only the Company’s investment in and amounts due to and from the Distributor have been included as an asset in the Company’s condensed consolidated balance sheet. The TWC Transaction represented a non-monetary exchange of a business controlled by the Company for a non-controlling interest in the Distributor. Accordingly, the amount recorded for the Company’s investment in the Distributor was partially based on the Company’s fair value as determined by reference to the quoted market prices of the Company’s shares at the close of the market on the Closing Date and partially based on the historical basis of the net assets surrendered in the TWC Transaction. On the Closing Date, we recorded a gain based on the difference between the fair market value of assets contributed and their net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor. The Distributor is treated as a partnership for U.S. federal income tax purposes.
STOCK-BASED COMPENSATION
Under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which was adopted by the Company beginning on January 1, 2006, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period using a modified prospective application. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense relates to share-based awards granted subsequent to January 1, 2006, and share-based awards granted prior to, but not yet vested as of January 1, 2006, are based on the grant date fair value.
Subsequent to the Closing Date of the TWC Transaction, the Company’s stock-based compensation expense consists of expense associated with stock options held by and subsequently granted to independent members of the Company’s Board of Directors. The stock-based compensation expense associated with the former employees of the Company, who became employees of the Distributor as of the Closing Date, are recorded on the books of the Distributor. Stock-based compensation expense is calculated using the Black-Scholes-Merton formula as our closed-form valuation option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, per the requirements of FAS123R, that include: (i) the option’s expected term, (ii) the estimated future price volatility of the underlying stock, (iii) the risk-free interest rate, (iv) the dividend yield and (v) expected forfeitures.
The Distributor records stock-based compensation expense associated with Company stock options held by and subsequently granted to the Distributor’s employees (the former employees of the Company before the TWC Transaction) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee”, (“EITF 00-12”). EITF 00-12 requires that the Distributor recognize the costs of stock-based compensation incurred by an investor on its behalf.
For a complete discussion of the Option Model and assumptions used to calculate stock-based compensation expense, please refer to Note 8 below.
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
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no material unrecognized tax benefits at March 31, 2008.

BASIC AND DILUTED LOSS PER COMMON SHARE
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
The effects of the potentially dilutive securities (options and warrants that are outstanding) were not included in the computation of diluted loss per share for the periods presented since to do so would have been anti-dilutive.
NOTE 3. FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The Company adopted on January 1, 2008, certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis, and has determined that such adoption has no effect on its consolidated financial statements. The provisions of FAS 157 related to other non-financial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of FAS 157 will have on the Company’s consolidated financial statements as it relates to other non-financial assets and liabilities; however, we do not believe it will have a material impact on our consolidated financial condition or results of operations.
In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”), which the Company adopted as of January 1, 2008. FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure certain financial assets and liabilities and any changes in fair value are recognized in earnings. The company did not elect the fair value option upon adoption of FAS 159.
NOTE 4. INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)
Summaries of the statements of operations, balance sheet and the computations of the Company’s equity in net loss of the Distributor are shown below.
GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenues, net of sales, returns, discounts and allowances of $29,006 and $31,672	$98,211	$83,117

Total cost of revenues	(101,995)	(76,155)

Gross profit (loss)	(3,784)	6,962

Total operating expenses	(10,660)	(9,098)

Loss from operations	(14,444)	(2,136)

Interest, net	(997)	(263)

Net loss	$(15,441)	$(2,399)

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,552	$3,102
Restricted cash — short term	5,877	7,765
Accounts receivable, net of allowance for doubtful accounts of $3,352 and $4,311 and sales returns of $42,104 and $68,159	90,283	123,295
Inventories, net of reserves for obsolescence of $13,974 and $13,257	9,667	11,282
Prepaid expenses and other current assets	940	1,110

Total current assets	112,319	146,554

Restricted cash — long term	3,186	3,323
Property and equipment, net of accumulated depreciation of $560 and $455	2,732	953
Royalty advances, net of uncollectible advances of $7,890 and $5,112	37,481	31,492
Film library, net of accumulated amortization of $8,702 and $6,452	12,154	14,403
Goodwill	87,512	87,512
Other intangible assets, net of accumulated amortization of $13,030 and $9,675	8,241	11,596
Deferred financing fees	1,488	1,654
Deposits and other	2,366	2,968

Total assets	$267,479	$300,455

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$39,178	$31,477
Notes payable	25,732	31,297
Notes payable to Genius Products Inc.	8,352	—
Remittance to TWC	72,261	78,759
Remittance to other licensors	24,114	20,000
Accrued advertising and marketing	18,185	24,515
Other accrued expenses	17,495	20,910
Deferred revenue	2,965	8,492

Total current liabilities	208,282	215,450

Long term liabilities:
Notes payable to Genius Products, Inc.	—	8,191
Long term notes payable	1,081	627
Long term capital lease	41	30

Total long term liabilities	1,122	8,848

Total members’ equity	58,075	76,157

Total liabilities and members’ equity	$267,479	$300,455

Our equity in net loss of the Distributor is adjusted each period for non-cash basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

	Three Months Ended March 31,
	2008	2007
Genius Products, Inc. 30% share of net loss from the Distributor	$4,632	$720
Adjustments for basis differences	1,111	1,111
Benefit/Expense for stock compensation for Distributor employees	(908)	397
Genius Products, Inc. 30% share of interest on the Distributor’s notes payable	(48)	—

Equity in net loss from Distributor	$4,787	$2,228

NOTE 5. CONTINGENCIES
GUARANTY OF CREDIT FACILITY.
On August 10, 2007, the Distributor entered into a three-year, senior secured revolving credit facility (the “Credit Agreement”) with Société Générale (''Soc Gen’’), as lender and agent. The Credit Agreement provided for an initial commitment of $30 million and up to a total of $70 million. On November 1, 2007, the Distributor, Soc Gen and Alliance Leicester entered into the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased the total commitment to $50 million, based on expected incremental commitments. The Amended Credit Agreement terminates on June 30, 2010, and may be extended to August 10, 2010, under satisfaction of certain conditions. Borrowings outstanding under the Amended Credit Agreement were $25.1 million at March 31, 2008. The maximum amount available at March 31, 2008 was $25.2 million. Soc Gen holds a security interest in substantially all personal property of the Company, the Distributor, and its direct and indirect subsidiaries, other than TWC accounts receivable. TWC continues to have a first priority security interest in accounts receivable attributable to TWC content.
The Company and the direct and indirect subsidiaries of the Distributor have unconditionally guaranteed the obligations of the Distributor under the Amended Credit Agreement (i.e., full and punctual payment of the Distributor’s obligations, when and as due). Management has assessed the Company’s potential obligations under this guarantee and considered the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, noting that the likelihood of making any payments related to this guarantee is remote and therefore has not recorded a liability on the Company’s balance sheets associated with this guarantee.
LITIGATION
Except as described below, neither we nor the Distributor are a party to any legal or administrative proceedings, other than routine litigation incidental to our business and that of the Distributor that we do not believe, individually or in the aggregate, would be likely to have a material adverse effect on our, or the Distributor’s, financial condition or results of operations.
Falcon Picture Group Matter
We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Cook County, Illinois by Falcon Picture Group, LLC (“Falcon”), and the related counterclaim filed by the Company against Falcon and its owner, Carl Amari. There have been no material developments in these matters. For a complete description of the facts and circumstances surrounding this litigation, please see the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 3., “Legal Proceedings”, which is incorporated herein by reference.
Entertainment Resource Matter
We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Broward County, Florida, Case No. 06-012249 CACE 05, by Larry S. Hyman, as assignee for Entertainment Resource, Inc. (“ERI”). There have been no material developments in this matter. For a complete description of the facts and circumstances surrounding the ERI litigation, please see the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 3., “Legal Proceedings”, which is incorporated herein by reference.

NOTE 6. NOTES PAYABLE TO RELATED PARTY (RELATED PARTY LOANS)
On September 27, 2007, the Distributor borrowed $6.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $6.0 million. On November 1, 2007, the Distributor borrowed an additional $2.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $2.0 million. Under each of the aforementioned notes, interest is due on the unpaid principal balance at a monthly rate equal to the LIBOR Rate (as defined in the notes) plus five percent (5%) until paid. On March 16, 2008, the Company ‘s Board of Directors approved amendments to each of (i) that certain promissory note, dated September 27, 2007, by the Distributor in favor of the Company, in the principal amount of $6 million and (ii) that certain promissory note, dated November 1, 2007, by the Distributor in favor of the Company in the principal amount of $2 million, pursuant to which principal and accrued interest under the notes would be due and payable on demand at any time after January 1, 2009.
In the event payment of principal or interest due under the notes is not made when due, the outstanding principal balance will bear interest at the rate of two percent (2%) above the interest rate which is otherwise provided under the notes for so long as such event continues. If the notes are not paid when due, the Distributor agreed to pay the Company’s reasonable costs of collection, including, without limitation, all reasonable attorneys’ fees and all reasonable expenses actually incurred by the Company in connection with such collection efforts. The principal amount of the notes may be prepaid in whole or in part, provided that all accrued interest on the amount to be prepaid is also paid at such time. The proceeds from the notes were used to pay amounts owed by the Distributor to TWC under the TWC Distribution Agreement. As of March 31, 2008, an aggregate of $8.4 million in principal and accrued interest expense was outstanding under the notes.
Payments to TWC pursuant to the TWC Distribution Agreement are due 45 days from the last day in the calendar month. As needed, these terms are extended anywhere from 15 to 45 days in order to provide flexibility and manage cash flows. The Distributor expects TWC to continue to provide such flexibility through at least December 31, 2008.
NOTE 7. STOCKHOLDERS’ EQUITY
COMMON STOCK
During the three months ended March 31, 2008, we issued 50,000 common shares related to the exercise of stock options for proceeds of $0.04 million. No warrants were exercised during the three months ended March 31, 2008.
During the three months ended March 31, 2007, we issued 1,491,073 common shares related to the exercise of warrants for proceeds of $0.8 million. Additionally, during the three months ended March 31, 2007, we issued 625,493 common shares related to the exercise of options for proceeds of $1.1 million.
A summary of warrant activity follows:

		Weighted
		Average	Aggregate
	Warrants	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2007	10,425,958	$2.45
Exercised	—	—

March 31, 2008	10,425,958	$2.45	$25,581,631

Warrants exercisable, March 31, 2008	10,425,958	$2.45	$25,581,631

The following information applies to warrants outstanding at March 31, 2008:

			Weighted		Weighted
			average		average
			exercise price of		exercise price of
	Warrants	Average	warrants	Warrants	warrants
	outstanding	remaining life	outstanding	exercisable	exercisable
Under $1.50	943,757	0.22	$1.40	943,757	$1.40
$1.50 — $1.99	170,723	2.51	1.88	170,723	1.88
$2.00 — $2.99	7,664,478	2.34	2.48	7,664,478	2.48
$3.00 — $3.99	1,647,000	1.00	3.00	1,647,000	3.00

	10,425,958	1.94	$2.45	10,425,958	$2.45

NOTE 8. STOCK-BASED COMPENSATION
The following table summarizes the activity for outstanding options for the three months ended March 31, 2008:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2007	17,770,041	$1.82
Exercised	(50,000)	0.89
Canceled	(76,666)	1.73

March 31, 2008	17,643,375	$1.83	$(19,902,057)

Options exercisable, March 31, 2008	14,586,443	$1.79	$(15,899,638)

The following table summarizes additional information regarding outstanding and exercisable stock options as of March 31, 2008:

			Weighted		Weighted
			average		average
			exercise price of		exercise price of
	Options	Average	options	Options	options
	outstanding	remaining life	outstanding	exercisable	exercisable
Under $1.50	1,900,752	3.82	$0.67	1,900,752	$0.67
$1.50 — $1.99	10,670,373	6.75	1.72	8,654,941	1.69
$2.00 — $2.99	3,917,500	6.72	2.15	2,876,000	2.10
$3.00 — $3.99	793,750	5.82	3.00	793,750	3.00
$4.00 + over	361,000	4.33	5.07	361,000	5.07

	17,643,375	6.34	$1.83	14,586,443	$1.79

For the service-based stock options, the Distributor estimated share-based compensation expense for the three months ended March 31, 2008 and 2007 using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Risk free interest rate	3.3%	4.5%
Expected dividend yield	—	—
Expected volatility	73.0%	106.6%
Expected life (in years)	6.0	5.3
For market-based options, the Company utilizes the Monte Carlo Simulation as the stock option model to provide the most accurate fair value estimate due to the path dependency of the options valued under the provisions of this grant. Monte Carlo Simulation is a lattice model, which — unlike the closed-form model — can incorporate a range of expected volatilities. These valuations were performed on a multi-tranche basis considering three vesting tranches and the weighted average volatility for these grants is calculated to be 54.94%. The risk-free rates have been determined based upon the interest rates for zero-coupon U.S. Treasury bonds as of March 31, 2008. A yield curve has been determined based upon interpolating between the rates ranging from 1.22% to 3.45%. Consistent with the service-based stock option grants, the dividend rate is 0.0% for the performance-based option grants.
Total share-based compensation benefit recognized by the Company for the three months ended March 31, 2008 was $0.07 million versus compensation expense of $0.2 million for the three months ended March 31, 2007. No income tax benefit was recognized in the statement of operations for share-based compensation arrangements for the Company.
In relation to options issued by the Company to employees of the Distributor, the Distributor recorded share-based compensation benefit of $1.3 million for the three months ended March 31, 2008 versus an expense of $0.6 million for the three months ended March 31, 2007.
NOTE 9. INCOME TAXES
The Company recorded a federal and state tax provision of $0.5 million for the three months ended March 31, 2008. The tax provision resulted from the net increase in the deferred tax liability related to our investment in the Distributor. As noted above, the Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to its investment in Distributor.
NOTE 10. SUBSEQUENT EVENTS
In April 2008, the Distributor began to execute its strategic decision to move away from non-branded business, improve efficiencies, and restructure the organization. As a consequence, the Distributor eliminated thirty two positions. The expected charge to operations relating to involuntary termination costs is approximately $0.9 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto contained in this report. The discussion contains forward-looking statements that relate to future events or our future financial performance that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. For additional information concerning these factors, see the information under the caption “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 19, 2008.
NATURE OF BUSINESS
Genius Products, Inc. (“we”, “us”, “our” or the “Company”), through our 30%-owned subsidiary, Genius Products, LLC (the “Distributor”), is a leading independent home entertainment products company that acquires, produces and licenses, through the Distributor’s multiple distribution agreements with content partners, an extensive library of motion pictures, television programming, and trend entertainment on digital versatile disks (“DVD”) and digitally. The Distributor works in partnership with major retailers to distribute widely recognized home entertainment brands to a diversified customer base. The remaining 70% of the Distributor is owned by The Weinstein Company Holdings LLC (“TWC Holdings”) (which includes a 1% percentage interest owned indirectly through its wholly-owned subsidiary, W-G Holding Corp. (“W-G Holding”). TWC Holdings is the subsidiary of The Weinstein Company LLC (“TWC”), the largest provider of content for the Distributor’s library.
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
The Distributor currently distributes its library on DVDs, next-generation DVD, and electronically in a digital format. We plan to continue to expand the distribution of the Distributor’s theatrical and non-theatrical product through the diverse emerging digital distribution markets including: Video-on-Demand (“VOD”) and Electronic Sell-Through (“EST”) on the Internet to companies such as Amazon, Apple, MovieLink and Microsoft, Internet-based subscription VOD customers (such as NetFlix) and direct-to-television peer-to-peer network solutions. Through its partnerships, the Distributor has released 128 theatrical and non-theatrical titles since inception. The Distributor distributes products to basic channels distributed on cable, Direct Broadcast Satellite (“DBS”) and Internet Protocol Television (“IPTV”), which delivers television programming to households via a broadband connection using Internet protocols.

The Distributor primarily focuses on four core branded content categories that we call Content Verticals:
•	Theatrical/Independent Films (includes Independent Film Channel (IFC®) , RHI Entertainment™ (Hallmark library), Tartan, The Weinstein Company® and Wellspring™)

•	Sports (includes ESPN® and World Wrestling Entertainment®)

•	Lifestyle (includes Animal Planet, The Learning Channel (TLC™) and Wellspring™)

•	Family/Faith (includes Classic Media, Discovery Kids™, Entertainment Rights and Sesame Workshop®)
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
CRITICAL ACCOUNTING POLICIES
INVESTMENT IN DISTRIBUTOR
At the closing of the TWC Transaction, we contributed to the Distributor all of our operating businesses, including substantially all of our assets, except for $1 million in cash and certain liabilities, and received a 30% equity interest in the Distributor. The accompanying consolidated financial statements account for the Company’s investment in the Distributor (30% membership interest represented by the Distributor’s Class G units) using the equity method of accounting. On the Company’s consolidated statement of operations subsequent to the Closing Date, the Company recorded its 30% share of the Distributor’s profit or loss as equity in net profit or loss from the Distributor, adjusted for non-cash basis differences and costs incurred by the Distributor on behalf of the Company. Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company will periodically assess whether a decrease in value of the investment has occurred (which is other than temporary) and which should be recognized immediately, resulting in an impairment loss.
Under the equity method of accounting, only the Company’s investment in and amounts due to and from the Distributor have been included as an asset in the Company’s condensed consolidated balance sheet. The TWC Transaction represented a non-monetary exchange of a business controlled by the Company for a non-controlling interest in the Distributor. Accordingly, the amount recorded for the Company’s investment in the Distributor was partially based on the Company’s fair value as determined by reference to the quoted market prices of the Company’s shares at the close of the market on the Closing Date and partially based on the historical basis of the net assets surrendered in the TWC Transaction. On the Closing Date, we recorded a gain based on the difference between the fair market value of assets contributed and their net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor. The Distributor is treated as a partnership for U.S. federal income tax purposes.
STOCK-BASED COMPENSATION
Under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which was adopted by the Company beginning on January 1, 2006, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period using a modified prospective application. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense relates to share-based awards granted subsequent to January 1, 2006, and share-based awards granted prior to, but not yet vested as of January 1, 2006, are based on the grant date fair value.
Subsequent to the Closing Date of the TWC Transaction, the Company’s stock-based compensation expense consists of expense associated with stock options held by and subsequently granted to independent members of the Company’s Board of Directors. The stock-based compensation expense associated with the former employees of the Company, who became employees of the Distributor as of the Closing Date, are recorded on the books of the Distributor. Stock-based compensation expense is calculated using the Black-Scholes-Merton formula as our closed-form valuation option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, per the requirements of FAS123R, that include: (i) the option’s expected term, (ii) the estimated future price volatility of the underlying stock, (iii) the risk-free interest rate, (iv) the dividend yield and (v) expected forfeitures.

The Distributor records stock-based compensation expense associated with Company stock options held by and subsequently granted to the Distributor’s employees (the former employees of the Company before the TWC Transaction) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee”, (“EITF 00-12”). EITF 00-12 requires that the Distributor recognize the costs of stock-based compensation incurred by an investor on its behalf.
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
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no material unrecognized tax benefits or exposure at March 31, 2008.
RESULTS OF OPERATIONS OF GENIUS PRODUCTS, INC.
All of the operations of the Company relate to the activity of the Distributor. We account for our 30% investment in the Distributor using the equity method of accounting, pursuant to Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). On our consolidated statement of operations, we record our 30% share of the Distributor’s profit (loss) as equity in net earnings (loss) from Distributor, adjusted for basis differences and costs incurred by the Distributor on behalf of the Company. Per the requirements of APB No. 18, we periodically assess whether a decrease in value of the investment has occurred which is other than temporary and which should be recognized immediately as an impairment loss. Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included as an asset in our consolidated balance sheets.
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

Revenues
The Company had no revenue for the three months ended March 31, 2008 and the three months ended March 31, 2007. All of the revenue is reflected in the results of operations of the Distributor. The Distributor generated net revenue of $98.2 million net of sales returns, discounts and allowances of $29.0 million for the three months ended March 31, 2008 versus net revenue of $83.1 million net of sales returns, discounts and allowances of $31.7 million for the three months ended March 31, 2007.
Net revenue from sales of TWC titles was $59.1 million, and net revenue from sales of non-TWC titles was $39.1 million for the three months ended March 31, 2008. For the three months ended March 31, 2007, net revenue from sales of TWC titles was $60.7 million and net revenue from sales of non-TWC titles was $22.4 million.
TWC-related revenues were primarily comprised of major TWC titles released during the three months ended March 31, 2008, which include The Mist, Awake, The Hunting Party, and strong repeat sales of Halloween which was initially released in December 2007. For the three months ended March 31, 2007, TWC-related revenues were primarily comprised of major titles including School for Scoundrels, The Protector, Harsh Times, and Shut Up and Sing.
Net revenue from non-TWC titles increased by 75% for the three months ended March 31, 2008 versus the three months ended March 31, 2007, driven by strong revenue from titles from World Wrestling Entertainment®, Sesame Workshop®, Classic Media, RHI Entertainment™, and Promenade.
Sales returns, discounts and allowances as a percentage of gross revenue was 23% for the three months ended March 31, 2008, versus 28% for the three months ended March 31, 2007.
Consistent with other retail product distributors, the Distributor has experienced some degree of sales seasonality primarily caused by the quantity and quality of made for theatrical releases and the traditionally strong fourth quarter which represented almost 40% of 2007 net revenue.
We have also historically experienced higher returns during the first and third quarters of the year than during the second and fourth quarters.
Costs and expenses
      Cost of Revenues
The Company had no costs of revenues for the three months ended March 31, 2008 and the three months ended March 31, 2007. All of the costs of revenues are reflected in the results of operations of the Distributor.
Costs of revenues for the Distributor consist primarily of the raw material and manufacturing costs of products sold to customers, packaging and shipping costs, advertising and marketing, amortization of the film library, and participations and royalties. Participation expenses related to TWC’s distribution agreement are calculated based on SOP 00-2 which amortizes such costs of revenues using the film forecast method over a period of two years.
The Distributor’s costs of revenues were $102.0 million for the three months ended March 31, 2008 versus $76.2 million for the three months ended March 31, 2007.
Product cost, supply chain, and inventory obsolescence costs were $16.4 million for the three months ended March 31, 2008 versus $20.3 million for the three months ended March 31, 2007. A reduction in cost of $3.9 million is due to efficiencies in purchasing and supply chain.
Bad debt and customer deductions decreased by $1.1 million in the three months ended March 31, 2008 versus the three months ended March 31, 2007.
Amortization of intangibles and film library increased by $4.4 million in the three months ended March 31, 2008 versus the three months ended March 31, 2007. Based on an evaluation of fair value and re-alignment of company resources, the Distributor accelerated the amortization of its film library by $1.9 million and also reviewed the value of all intangible assets which resulted in an impairment of $2.5 million.
Marketing and advertising costs decreased by $0.4 million in the three months ended March 31, 2008 versus the three months ended March 31, 2007.

Participations for TWC titles increased by $10.0 million in the three months ended March 31, 2008 versus the three months ended March 31, 2007 due to the quantity of release titles. Participation expenses for non-TWC titles increased by $17.0 million in the three months ended March 31, 2008 versus the three months ended March 31, 2007 primarily driven by the increase in the Distributor’s non-TWC branded business (net revenue from sales of non-TWC titles increased by 75% for the three months ended March 31, 2008 versus the three months ended March 31, 2007) and evaluation of unamortized advances which resulted in recording advance impairments of $2.8 million.
      Operating Expenses
The Company had general and administrative expenses of $0.4 million for the three months ended March 31, 2008 versus $0.5 million for the three months ended March 31, 2007. The general and administrative expenses reflect an allocation of the public company costs borne by the Distributor on behalf of the Company.
The Distributors’ general and administrative expenses were $10.7 million for the three months ended March 31, 2008 versus $9.1 million for the three months ended March 31, 2007, an increase of $1.6 million which primarily resulted from an increase in headcount. General and administrative expenses for the three months ended March 31, 2008 included $1.2 million of research and development costs relating to video game development. Stock compensation income for the three months ended March 31, 2008 was $1.3 million versus an expense of $0.6 million for the three months ended March 31, 2007.
The Company’s 30% equity in the net loss of the Distributor was $4.8 million for the three months ended March 31, 2008 versus $2.2 million for the three months ended March 31, 2007.
Other Income and Expense
The Company had interest income of $0.1 million for the three months ended March 31, 2008 versus $0.05 million for the three months ended March 31, 2007. Interest income in 2008 consists of interest earned on outstanding cash balances, and interest accrued on the two promissory notes totaling $8.0 million issued by the Distributor to the Company on September 27, 2007 and November 1, 2007, while interest income in 2007 consists of interest earned on outstanding cash balances only. The Distributor had net interest expense of $1.0 million for the three months ended March 31, 2008 versus $0.3 million for the three months ended March 31, 2007. The $0.7 million increase in net interest expense is due to the promissory notes that were issued by the Distributor to the Company in 2007 and borrowings under the credit facility with Soc Gen. The Company had income tax expense of $0.5 million for the three months ended March 31, 2008 versus $0.1 million for the three months ended March 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operations during the three months ended March 31, 2008 was $0.02 million, primarily due to the net loss of $5.6 million offset by equity in net losses for Distributor of $4.8 million, operating expenses paid by related party of $0.4 million, and an increase in deferred tax liability of $0.5 million.
Cash provided by financing activities for the three months ended March 31, 2008 was $0.04 million due to proceeds from the exercise of options.
At March 31, 2008, the Company had cash balances of $1.8 million and the Distributor had cash and restricted cash balances of $14.6 million. The restricted cash balances are associated with (i) required minimum cash balances pursuant to the Credit Agreement, (ii) certain bank accounts that are subject to semi-monthly disbursements to the Distributor and other parties under a waterfall of funds prescribed by the Amended Credit Agreement, and (iii) an office lease security deposit.
We may consider additional issuances of equity and/or debt financing to fund future growth opportunities. The Company is reliant on the Distributor to pay certain costs. The Distributor has limited access to additional capital and has little availability under its current credit facility. The Distributor utilized its maximum availability which was $25.2 million as of March 31, 2008 of its $50 million facility. Accordingly, near term cash needs are met through support from TWC. Payments to TWC under the TWC Distribution Agreement are due 45 days from the last day in the calendar month. As needed, these terms are extended anywhere from 15 to 45 days in order to provide flexibility and manage cash flows. The Distributor expects TWC to continue to provide such flexibility through at least December 31, 2008.
Management expects that as non-TWC revenue increases, resulting in increased non-TWC receivables, the Distributor’s availability will increase under the Amended Credit Agreement with Societe Generale. Although we believe that the Distributor’s expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2008, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control. Although we own 30% of the Distributor, we only have access to the cash on the Distributor’s balance sheet to the extent that we agree with our partner, TWC, to make a distribution to us. As of March 31, 2008, the Company had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2008, the Distributor’s cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of the Distributor’s investment portfolio and the high quality of the Distributor’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of the Distributor’s portfolio. Therefore, we would not expect the Distributor’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Distributor’s investment portfolio.
Neither we nor the Distributor enter into hedging or derivative instrument arrangements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of the material weaknesses in internal controls described below, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective in timely alerting them to material information to be included in our reports files or submitted under the Exchange Act.
In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Quarterly Report were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These measures included, among other things, expansion of our quarter-end closing procedures, including the expanded review and analysis of the accounting between the Company and the Distributor, dedication of significant internal resources and external consultants to scrutinize account analyses, reserve estimates, asset valuations, proper accounting treatment for revenues and expenses and account reconciliations at a detailed level.
A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”
Company management has concluded that, as of March 31, 2008, the following material weaknesses existed at both the Company and the Distributor:
•	Timely and routine financial statement close/reporting process and the entity level controls surrounding this process.

We were unable to execute a timely financial close, nor were we able to properly accumulate certain analyses and reconciliations in a consistent and accurate manner, allowing for the proper application of GAAP. In addition management did not adequately supervise the financial close and reporting process which resulted in material post-closing adjustments. Furthermore, the Company was unable to timely and properly calculate its computation of its equity in the net loss of the Distributor.

•	Calculation of expenses related to stock compensation.

We were unable to properly accumulate, analyze and compute stock compensation in a timely manner during the quarter as the Company and Distributor lacked the appropriate financial personnel to undertake this computation.

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

•	Calculation of provision for income taxes and related oversight of this process.

We did not properly supervise and review the calculation of the Company’s tax provision that was performed by an outside third party. This lack of supervision and review by management resulted in a material post-closing adjustment during the quarter close.

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

The analyses and models utilized by the Distributor to calculate licensor participation expense and film library amortization and impairment pursuant to the provisions of SOP 00-2 “Accounting by Producers or Distributors of Films” utilized incorrect data and assumptions which resulted in material adjustments.

•	Management’s estimation and forecasting process as it relates to our inventory obsolescence reserve.

In calculating the Distributor’s inventory obsolescence, management utilized incorrect projections which resulted in a material audit adjustment being recorded.
The Company will continue its efforts to strengthen its accounting and finance departments and aggressively pursue remediation of all material weaknesses. Recruiting efforts are under way to fill the position of Chief Accounting Officer.
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
FALCON PICTURE GROUP MATTER
We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Cook County, Illinois by Falcon Picture Group, LLC (“Falcon”), and the related counterclaim filed by the Company against Falcon and its owner, Carl Amari. There have been no material developments in these matters. For a complete description of the facts and circumstances surrounding this litigation, please see the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 3., “Legal Proceedings”, which is incorporated herein by reference.
ENTERTAINMENT RESOURCE MATTER
We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Broward County, Florida, Case No. 06-012249 CACE 05, by Larry S. Hyman, as assignee for Entertainment Resource, Inc. (“ERI”). There have been no material developments in this matter. For a complete description of the facts and circumstances surrounding the ERI litigation, please see the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007 under Part I, Item 3., “Legal Proceedings”, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On February 17, 2008, James G. Ellis, who had previously been appointed as a director by the holders of the Company’s Series W Preferred Stock, resigned from the Company’s Board of Directors and all committees thereof. On April 21, 2008, the holders of the Company’s Series W Preferred Stock, pursuant to their rights under the Company’s Amended and Restated Certificate of Incorporation to elect up to five of the Company’s directors and to appoint a replacement for any such director in the event he or she resigns, appointed Richard Koenigsberg as a director by unanimous written consent.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 20, 2006).

3.2	Amended Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.1	Specimen Certificate for Common Stock (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS PRODUCTS, INC., a Delaware corporation
Dated: May 12, 2008	By:	/s/ Trevor Drinkwater
Trevor Drinkwater
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2008	By:	/s/ Edward J. Byrnes
Edward J. Byrnes
Chief Financial Officer (Principal Financial and Accounting Officer)