Form 10-Q
period 2008-06-30
GENIUS PRODUCTS INC
filed 2008-08-11
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐        No ☑
There were 67,609,094 shares outstanding of the issuer’s Common Stock as of July 31, 2008.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
INDEX

PAGE
PART I FINANCIAL INFORMATION

Item 1 Financial Statements	4

Condensed consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	4

Condensed consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007 (unaudited), and for the Six Months Ended June 30, 2008 and 2007 (unaudited)	5

Condensed consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	6

Notes to Condensed consolidated Financial Statements (unaudited)	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 Controls and Procedures	21

PART II OTHER INFORMATION

Item 1 Legal Proceedings	23

Item 1A Risk Factors	23

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 Defaults Upon Senior Securities	23

Item 4 Submission of Matters to a Vote of Security Holders	23

Item 5 Other Information	23

Item 6 Exhibits	24

SIGNATURES	25
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,831	$1,757
Prepaid expenses and other current assets	110	110
Notes Receivable from Distributor	8,506	—

Total current assets	10,447	1,867

Notes Receivable from Distributor	—	8,191
Investment in Distributor	24,630	73,823

Total assets	$35,077	$83,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued Expenses	6	—
Accounts payable to Distributor, net	292	198

Total current liabilities	298	198

Deferred tax liability	—	11,406

Total liabilities	298	11,604

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	—	—
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding	—	—
Common stock, $.0001 par value; 300,000,000 shares authorized; 67,609,094 and 67,709,094 shares outstanding, respectively	7	7
Additional paid-in capital	110,431	112,293
Accumulated deficit	(75,659)	(40,023)

Total stockholders’ equity	34,779	72,277

Total liabilities and stockholders’ equity	$35,077	$83,881

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating expenses:
Impairment of investment in Distributor	$38,775	$—	$38,775	$—
Selling, general and administrative	469	655	890	1,111
Equity in net loss from Distributor	3,174	1,021	7,961	3,249

Total operating expenses	42,418	1,676	47,626	4,360

Loss from operations	(42,418)	(1,676)	(47,626)	(4,360)

Interest and other income, net	117	67	243	117

Loss before provision for income taxes	(42,301)	(1,609)	(47,383)	(4,243)

Benefit (Provision) for income taxes	11,897	294	11,406	160

Net loss	$(30,404)	$(1,315)	$(35,977)	$(4,083)

Basic and diluted EPS

Net loss per share	$(0.45)	$(0.02)	$(0.53)	$(0.06)

Basic and diluted weighted average shares	67,635,468	66,069,255	67,679,424	65,136,522

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(35,977)	$(4,083)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of investment in Distributor	38,775	—
Equity in net loss from Distributor	7,961	3,249
Operating expenses paid by Distributor	750	609
Stock compensation expense	142	551
Deferred tax benefit	(11,406)	(161)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses, notes receivable and deposits	(315)	83
Decrease in accounts payable	—	(59)
Increase in Distributor payable	94	—
Increase in accrued expenses and other	6	32

Net cash provided by operating activities	30	221

Cash flows from financing activities:
Proceeds from exercise of options	44	1,411
Proceeds from exercise of warrants	—	1,833

Net cash provided by financing activities	44	3,244

Net increase in cash and cash equivalents	74	3,465
Cash and cash equivalents at beginning of period	1,757	3,745

Cash and cash equivalents at end of period	$1,831	$7,210

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Distributor currently distributes its library on DVDs, next-generation DVD, and electronically in a digital format.  We plan to continue to expand the distribution of the Distributor’s theatrical and non-theatrical product through the diverse emerging digital distribution markets including: Video-on-Demand (“VOD”) and Electronic Sell-Through (“EST”) on the Internet to companies such as Amazon, Apple, MovieLink and Microsoft, Internet-based subscription VOD customers (such as NetFlix) and direct-to-television peer-to-peer network solutions.  Through its partnerships, the Distributor has released 176 theatrical and non-theatrical titles since inception.  The Distributor distributes products to basic channels distributed on cable, Direct Broadcast Satellite (“DBS”) and Internet Protocol Television (“IPTV”), which delivers television programming to households via a broadband connection using Internet protocols.
The Distributor primarily focuses on four core branded content categories that we call Content Verticals:
•	Theatrical/Independent Films (includes Independent Film Channel (IFC®) , RHI Entertainment™ (Hallmark library), The Weinstein Company® and Wellspring™)

•	Sports (includes ESPN® and World Wrestling Entertainment®)

•	Lifestyle (includes Animal Planet, The Learning Channel (TLC™) and Wellspring™)

•	Family/Faith (includes Classic Media, Discovery Kids™, and Sesame Workshop®)

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
In the second quarter of 2008, the Company hired an independent financial and strategic advisory firm to determine the fair value of the Distributor as of June 30, 2008. While it was determined that the goodwill on the Distributor’s balance sheet has not been impaired, the Company recorded an impairment charge of $38.8 million related to its investment in Distributor as the Company concluded that an other than temporary decline had occurred in the fair value of the Distributor as of June 30, 2008.
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
The Distributor records stock-based compensation expense associated with Company stock options held by and subsequently granted to the Distributor’s employees (the former employees of the Company before the TWC Transaction) in accordance with Emerging Issues Task Force (”EITF”) Issue No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee”, (“EITF 00-12”).  EITF 00-12 requires that the Distributor recognize the costs of stock-based compensation incurred by an investor on its behalf.
For a complete discussion of the Option Model and assumptions used to calculate stock-based compensation expense, please refer to Note 8 below.
INCOME TAXES
The Company files a consolidated corporate tax return and accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when some portion or the entire deferred tax asset will not be realized on a more likely than not basis.  Based on the Company’s assessment of all available evidence, the Company has concluded that its deferred tax assets are not more likely than not to be realized. This conclusion is based primarily on our history of net operating losses, annual net operating loss limitations under Internal Revenue Code (“IRC”) Section 382, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets. Accordingly, the Company has historically recorded a full valuation allowance on its deferred tax assets and had recorded a net deferred tax liability related to its investment in the Distributor.  The deferred tax liability related to the Distributor was not offset against the deferred tax assets as the reversal period for this amount was not considered to be determinable on a more likely than not basis. In the current period, the tax basis of our investment in Distributor exceeded the amount for financial reporting purposes. Accordingly, the entire deferred tax liability was reversed.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We have no material unrecognized tax benefits at June 30, 2008.
BASIC AND DILUTED LOSS PER COMMON SHARE
Basic earnings per share (EPS) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as options and warrants, had been issued. The treasury stock method is used to calculate dilutive shares and reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.
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
In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”), which the Company adopted as of January 1, 2008. FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure certain financial assets and liabilities and any changes in fair value are recognized in earnings. The Company did not elect the fair value option upon adoption of FAS 159.
NOTE 4.  INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)
Summaries of the statements of operations, balance sheet and the computations of the Company’s equity in net loss of the Distributor are shown below.

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues, net of sales, returns, discounts and allowances of $51,750 and $32,411 for the three months ended June 30, 2008 and 2007, respectively, and $80,756 and $64,083 for the six months ended June 30, 2008 and 2007, respectively	$74,637	$112,653	$172,848	$195,770

Total cost of revenues	(75,696)	(99,891)	(177,691)	(176,046)

Gross profit (loss)	(1,059)	12,762	(4,843)	19,724

Total operating expenses	(10,887)	(10,385)	(21,547)	(19,483)

(Loss) Income from operations	(11,946)	2,377	(26,390)	241

Interest income (expense), net	210	(264)	(787)	(527)

Net income (loss )	$(11,736)	$2,113	$(27,177)	$(286)

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

		December 31,
	June 30, 2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$427	$3,102
Restricted cash — short term	13,412	7,765
Accounts receivable, net of allowance for doubtful accounts of $2,839 and $4,311 and sales returns of $45,809 and $68,159	42,584	123,295
Inventories, net of reserves for obsolescence of $12,989 and $13,257	11,418	11,282
Prepaid expenses and other current assets	606	1,110

Total current assets	68,447	146,554

Restricted cash — long term	3,186	3,323
Property and equipment, net of accumulated depreciation of $667 and $455	4,246	953
Royalty advances, net of uncollectible advances of $9,954 and $5,112	35,389	31,492
Film library, net of accumulated amortization of $9,707 and $6,452	14,482	14,403
Goodwill	87,512	87,512
Other intangible assets, net of accumulated amortization of $13,667 and $9,675	7,604	11,596
Deferred financing fees	1,323	1,654
Deposits and other	2,635	2,968

Total assets	$224,824	$300,455

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$23,885	$31,477
Notes payable	15,981	31,297
Notes payable to Genius Products, Inc.	8,506	—
Remittance to TWC	61,666	78,759
Remittance to other licensors	23,155	20,000
Accrued advertising and marketing	16,045	24,515
Other accrued expenses	12,944	20,910
Deferred revenue	16,148	8,492

Total current liabilities	178,330	215,450

Long term liabilities:
Notes payable to Genius Products, Inc.	—	8,191
Long term notes payable	1,599	627
Long term capital lease	29	30

Total long term liabilities	1,628	8,848

Total members’ equity	44,866	76,157

Total liabilities and members’ equity	$224,824	$300,455

Our equity in net loss of the Distributor is adjusted each period for non-cash basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

	Six Months Ended June 30,
	2008	2007
Genius Products, Inc. 30% share of net loss from the Distributor	$8,153	$86

Adjustments for basis differences	1,031	2,221

(Benefit)/Expense for stock compensation for Distributor employees	(1,129)	942

Genius Products, Inc. 30% share of interest on the Distributor’s notes payable	(94)	—

Equity in net loss from Distributor	$7,961	$3,249

In the quarterly period ended June 30, 2008, the Distributor continued to implement its strategic decision to move away from non-branded business, improve efficiencies, and restructure the organization. As a consequence, the Distributor eliminated thirty-two positions. The charge to operations relating to involuntary termination costs was $0.4 million. A roll-forward of the related liability is provided below:

Severance costs charged to G&A expense during the second fiscal quarter 2008	$426,527
Severance costs paid during the second fiscal quarter 2008	(341,861)

Accrued severance balance at June 30, 2008	$84,667

NOTE 5. CONTINGENCIES
GUARANTY OF CREDIT FACILITY
On August 10, 2007, the Distributor entered into a three-year, senior secured revolving credit facility (the “Credit Agreement”) with Société Générale (“Soc Gen”), as lender and agent. The Credit Agreement provided for an initial commitment of $30 million and up to a total of $70 million. On November 1, 2007, the Distributor, Soc Gen and Alliance Leicester entered into the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased the total commitment to $50 million, based on expected incremental commitments. The Amended Credit Agreement terminates on June 30, 2010, and may be extended to August 10, 2010, under satisfaction of certain conditions. Borrowings outstanding under the Amended Credit Agreement were $15.0 million at June 30, 2008. The maximum amount available at June 30, 2008 was $16.5 million. Soc Gen holds a security interest in substantially all personal property of the Company, the Distributor, and its direct and indirect subsidiaries, other than TWC accounts receivable. TWC continues to have a first priority security interest in accounts receivable attributable to TWC content.
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
NOTE 6. NOTES RECEIVABLE FROM RELATED PARTY
On September 27, 2007, the Distributor borrowed $6.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $6.0 million. On November 1, 2007, the Distributor borrowed an additional $2.0 million from the Company and issued a promissory note in favor of the Company in the principal amount of $2.0 million. Under each of the aforementioned notes, interest is due on the unpaid principal balance at a monthly rate equal to the LIBOR Rate (as defined in the notes) plus five percent (5%) until paid. On March 16, 2008, the Company’s Board of Directors approved amendments to each of (i) that certain promissory note, dated September 27, 2007, by the Distributor in favor of the Company, in the principal amount of $6 million and (ii) that certain promissory note, dated November 1, 2007, by the Distributor in favor of the Company in the principal amount of $2 million, pursuant to which principal and accrued interest under the notes would be due and payable on demand at any time after January 1, 2009.
In the event payment of principal or interest due under the notes is not made when due, the outstanding principal balance will bear interest at the rate of two percent (2%) above the interest rate which is otherwise provided under the notes for so long as such event continues. If the notes are not paid when due, the Distributor agreed to pay the Company’s reasonable costs of collection, including, without limitation, all reasonable attorneys’ fees and all reasonable expenses actually incurred by the Company in connection with such collection efforts. The principal amount of the notes may be prepaid in whole or in part, provided that all accrued interest on the amount to be prepaid is also paid at such time. The proceeds from the notes were used to pay amounts owed by the Distributor to TWC under the TWC Distribution Agreement. As of June 30, 2008, an aggregate of $8.5 million in principal and accrued interest expense was outstanding under the notes.
Payments to TWC pursuant to the TWC Distribution Agreement are due 45 days from the last day in the calendar month. As needed, these terms are extended anywhere from 15 to 45 days in order to provide flexibility and manage cash flows. The Distributor expects TWC to continue to provide such flexibility through at least December 31, 2008.
NOTE 7. STOCKHOLDERS’ EQUITY
COMMON STOCK
During the six months ended June 30, 2008, we issued 50,000 common shares related to the exercise of stock options for proceeds of $0.04 million. In addition the Company retired 150,000 shares of its common stock in the second quarter. No warrants were exercised during the six months ended June 30, 2008.
During the six months ended June 30, 2007, we issued 2,368,573 common shares related to the exercise of warrants (some of which were cashless exercises) for proceeds of $1.8 million. Additionally, during the six months ended June 30, 2007, we issued 830,495 common shares related to the exercise of options for proceeds of $1.4 million.
A summary of warrant activity follows:

		Weighted
		Average	Aggregate
	Warrants	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2007	10,425,958	$2.45
Cancelled	(668,038)

June 30, 2008	9,757,920	$2.53	$—

Warrants exercisable, June 30, 2008	9,757,920	$2.53	$—

The following information applies to warrants outstanding at June 30, 2008:

			Weighted		Weighted
			average		average
			exercise price of		exercise price of
	Warrants	Average	warrants	Warrants	warrants
	outstanding	remaining life	outstanding	exercisable	exercisable
Under $1.50	275,718	0.10	$1.40	275,718	$1.40
$1.50 - $1.99	170,723	2.26	1.88	170,723	1.88
$2.00 - $2.99	7,664,479	2.09	2.48	7,664,479	2.48
$3.00 - $3.99	1,647,000	0.75	3.00	1,647,000	3.00

	9,757,920	1.81	$2.53	9,757,920	$2.53

NOTE 8.  STOCK-BASED COMPENSATION
The following table summarizes the activity for outstanding options for the three months ended June 30, 2008:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2007	17,770,041	$1.82
Exercised	(50,000)	0.89
Canceled	(173,666)	1.81

June 30, 2008	17,546,375	$1.83	$—

Options exercisable, June 30, 2008	15,132,566	$1.79	$—

The following table summarizes additional information regarding outstanding and exercisable stock options as of June 30, 2008:

			Weighted		Weighted
			average		average
			exercise price of		exercise price of
	Options	Average	options	Options	options
	outstanding	remaining life	outstanding	exercisable	exercisable
Under $1.50	1,900,752	3.57	$0.67	1,900,752	$0.67
$1.50 - $1.99	10,573,373	6.49	1.72	9,156,064	1.69
$2.00 - $2.99	3,917,500	6.47	2.15	2,921,000	2.10
$3.00 - $3.99	793,750	5.58	3.00	793,750	3.00
$4.00 + over	361,000	4.08	5.07	361,000	5.07

	17,546,375	6.08	$1.83	15,132,566	$1.79

For the service-based stock options, the Distributor estimated share-based compensation expense for the three months ended June 30, 2008 and 2007 using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Risk free interest rate	3.8%	3.6%
Expected dividend yield	—	—
Expected volatility	74.5%	73.7%
Expected life (in years)	6.0	6.0
For market-based options, the Company utilizes the Monte Carlo Simulation as the stock option model to provide the most accurate fair value estimate due to the path dependency of the options valued under the provisions of this grant. Monte Carlo Simulation is a lattice model, which — unlike the closed-form model – can incorporate a range of expected volatilities. These valuations were performed on a multi-tranche basis considering three vesting tranches and the weighted average volatility for these grants is calculated to be 54.89%. The risk-free rates have been determined based upon the interest rates for zero-coupon U.S. Treasury bonds as of June 30, 2008. A yield curve has been determined based upon interpolating between the rates ranging from 1.60% to 3.99%. Consistent with the service-based stock option grants, the dividend rate is 0.0% for the performance-based option grants.
Total share-based compensation expense recognized by the Company for the three and six months ended June 30, 2008 was $0.1 million and $0.04 million versus compensation expense of $0.4 million and $0.6 for the three and six months ended June 30, 2007.  No income tax benefit was recognized in the statement of operations for share-based compensation arrangements for the Company.
In relation to options issued by the Company to employees of the Distributor, the Distributor recorded share-based compensation benefit of $0.3 million and $1.6 million for the three and six months ended June 30, 2008 versus an expense of $0.8 million and $1.3 million for the three and six months ended June 30, 2007.
NOTE 9.  INCOME TAXES
The Company recorded a federal and state tax benefit of $11.4 million for the six months ended June 30, 2008.  The tax benefit resulted from the reversal of the deferred tax liability related to our investment in the Distributor primarily due to the impairment recorded.

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
The Distributor currently distributes its library on DVDs, next-generation DVD, and electronically in a digital format. We plan to continue to expand the distribution of the Distributor’s theatrical and non-theatrical product through the diverse emerging digital distribution markets including: Video-on-Demand (“VOD”) and Electronic Sell-Through (“EST”) on the Internet to companies such as Amazon, Apple, MovieLink and Microsoft, Internet-based subscription VOD customers (such as NetFlix) and direct-to-television peer-to-peer network solutions. Through its partnerships, the Distributor has released 176 theatrical and non-theatrical titles since inception. The Distributor distributes products to basic channels distributed on cable, Direct Broadcast Satellite (“DBS”) and Internet Protocol Television (“IPTV”), which delivers television programming to households via a broadband connection using Internet protocols.
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
INCOME TAXES
The Company files a consolidated corporate tax return and accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when some portion or the entire deferred tax asset will not be realized on a more likely than not basis.  Based on the Company’s assessment of all available evidence, the Company has concluded that its deferred tax assets are not more likely than not to be realized. This conclusion is based primarily on our history of net operating losses, annual net operating loss limitations under Internal Revenue Code (“IRC”) Section 382, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets.  Accordingly, the Company has historically recorded a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability related to its investment in the Distributor.  The deferred tax liability related to the Distributor was not offset against the deferred tax assets as the reversal period for this amount was not considered to be determinable on a more likely than not basis. In the current period, the tax basis of our investment in Distributor surpassed the amount for financial reporting purposes. Accordingly, the entire deferred tax liability was reversed.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We have no material unrecognized tax benefits or exposure at June 30, 2008.
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
Revenues
The Company had no revenue for the three and six months ended June 30, 2008 and the three and six months ended June 30, 2008.  All of the revenue is reflected in the results of operations of the Distributor. The Distributor generated net revenue of $74.6 million net of sales returns, discounts and allowances of $51.8 million for the three months ended June 30, 2008 versus net revenue of $112.7 million net of sales returns, discounts and allowances of $32.4 million for the three months ended June 30, 2007. The Distributor generated net revenue of $172.8 million net of sales returns, discounts and allowances of $80.8 million for the six months ended June 30, 2008 versus net revenue of $195.8 million net of sales returns, discounts and allowances of $64.1 million for the six months ended June 30, 2007.
Net revenue from sales of TWC titles was $50.0 million, and net revenue from sales of non-TWC titles was $24.6 million for the three months ended June 30, 2008. For the three months ended June 30, 2007, net revenue from sales of TWC titles was $81.2 million and net revenue from sales of non-TWC titles was $31.5 million. For the six months ended June 30, 2008, net revenue from sales of TWC titles was $109.1 million, and net revenue from sales of non-TWC titles was $63.7 million. For the six months ended June 30, 2007, net revenue from sales of TWC titles was $141.9 million and net revenue from sales of non-TWC titles was $53.9 million
TWC related revenues were primarily comprised of major TWC titles released during the three months ended June 30, 2008, which include The Great Debaters, The Diary of the Dead and Cassandra’s Dream. For the three months ended June 30, 2007, TWC related revenues were primarily comprised of major titles including Hannibal Rising, Black Christmas, Arthur and the Invisibles, Bobby, and Miss Potter. The US box office for the TWC titles released during the three months ended June 30, 2008 declined by 49%, and the US box office declined by 20% during the six months ended June 30, 2008.
Net revenue from non-TWC titles decreased by $6.9 million or 21.9% for the three months ended June 30, 2008 versus the three months ended June 20, 2007 due to timing of releases. Net revenue from non-TWC titles increased by $10.4 million or 19.3% for the six months ended June 30, 2008 versus the six months ended June 30, 2007 primarily driven by stronger performance of new titles from our key content partners.
Sales returns, discounts and allowances as a percentage of gross revenue was 40.9% for the three months ended June 30, 2008, versus 22.3% for the three months ended June 30, 2007. Sales returns, discounts and allowances as a percentage of gross revenue was 31.9% for the six months ended June 30, 2008, versus 24.7% for the six months ended June 30, 2007.
Consistent with other retail product distributors, the Distributor has experienced some degree of sales seasonality primarily caused by the quantity and quality of made for theatrical releases and the traditionally strong fourth quarter which represented almost 40% of 2007 net revenue.
Costs and expenses
Cost of Revenues
The Company had no costs of revenues for the three and six months ended June 30, 2008 and for the three months and six months ended June 30, 2007. All of the costs of revenues are reflected in the results of operations of the Distributor.
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
The Distributor’s costs of revenues were $75.7 and $177.7 million for the three and six months ended June 30, 2008 versus $99.9 million and $176.0 million for the three and six months ended June 30, 2007.
Product cost, supply chain, and inventory obsolescence costs were $17.9 million for the three months ended June 30, 2008 and $34.5 million for the six months ended June 30, 2008 versus $13.5 million and $33.8 million for the three and six months ended June 30, 2007. The increase in cost of $0.7 million for the six months ended June 30, 2008 was primarily due to increases in product cost and obsolescence offset by efficiencies achieved in the supply chain.
Bad debt and customer deductions decreased by $0.6 for the three months ended June 30, 2008 and $1.5 million for the six months ended June 30, 2008 versus a charge of $0.2 million for the six months ended June 30, 2007 due to effeciencies in managing market development funds and improved accounts receivable collections, and management of customer deductions.
Amortization of intangibles and film library increased by $1.4 million and $6.5 million in the three and six months ended June 30, 2008 versus the three and six months ended June 30, 2007. Based on an evaluation of fair market value and re-alignment of company resources during the first six months of 2008, the Distributor accelerated the amortization of its film library by $0.9 million and also wrote off the value of certain intangible assets which were deemed to be impaired.
Marketing and advertising costs decreased by $5.5 million for the three months ended June 30, 2008 and $7.0 million for six months ended June 30, 2008. The reduction in marketing cost was primarily due to efficiencies in managing market development funds, a decrease in the number of TWC titles being released and implementing strict budgetary controls.

Participations for TWC titles decreased by $23.3 million for the three months ended June 30, 2008 and $13.4 million for the six months ended June 30, 2008. The reduction in participation cost was directly related to 30% decline in revenue in the six months ended June 30, 2008 versus six months ended June 30, 2007. Participation expenses for non-TWC titles decreased by $0.5 million for the three months ended June 30, 2008 and increased by $16.4 million for the six months ended June 30, 2008. The six month increase was primarily driven by a 19.3% increase in non-TWC revenue.
     Operating Expenses
General and administrative expenses increased by $0.5 million for the three months ended June 30, 2008 and increased by $2.1 million for the six months ended June 30, 2008. General and administrative expenses for the three months ended June 30, 2008 included $1.3 million of research and development costs relating to video game development, $0.4 million related to involuntary termination costs and $0.7 in other restructuring costs.
The Company’s 30% equity in the net loss of the Distributor was $3.2 and $8.0 million for the three and six months ended June 30, 2008 versus $1.0 million and $3.2 million for the three and six months ended June 30, 2007.
In the second quarter of 2008, the Company hired an independent financial and strategic advisory firm to determine the fair value of the Distributor as of June 30, 2008. While it was determined that the goodwill on the Distributor’s balance sheet has not been impaired, the Company recorded an impairment charge of $38.8 million related to its investment in Distributor as the Company concluded that an other than temporary decline had occurred in the fair value of the Distributor as of June 30, 2008.
Other Income and Expense
The Company had interest income of $0.1 million and $0.2 million for the three and six months ended June 30, 2008 versus $0.1 million and $0.1 million for the three and six months ended June 30, 2007. Interest income in 2008 consists of interest earned on outstanding cash balances, and interest accrued on the two promissory notes totaling $8.0 million issued by the Distributor to the Company on September 27, 2007 and November 1, 2007, while interest income in 2007 consists of interest earned on outstanding cash balances only. The Distributor had net interest income of $0.2 million for the three months ended June 30, 2008, and net interest expense of $0.8 million for the six months ended June 30, 2008 versus net interest expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2007. The increase in net interest expense is due to the promissory notes that were issued by the Distributor to the Company in 2007 and borrowings under the credit facility with Soc Gen. The Company had income tax benefit of $11.9 and $11.4 million for the three and six months ended June 30, 2008 versus income tax provision of $0.3 million and $0.2 million for the three and six months ended June 30, 2007.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2008, the Company had cash balances of $1.8 million and the Distributor had cash and restricted cash balances of $17.0 million.  The restricted cash balances are associated with (i) required minimum cash balances pursuant to the Amended Credit Agreement, (ii) certain bank accounts that are subject to semi-monthly disbursements to the Distributor and other parties under a waterfall of funds prescribed by the Amended Credit Agreement, and (iii) an office lease security deposit.
We may consider additional issuances of equity and/or debt financing to fund future growth opportunities. The Company is reliant on the Distributor to pay certain costs.  The Distributor has limited access to additional capital and has used its maximum availability under its current credit facility which was $16.5 million as of June 30, 2008.  Accordingly, near term cash needs are met through support from TWC. Payments to TWC under the TWC Distribution Agreement are due 45 days from the last day in the calendar month.  As needed, these terms are extended anywhere from 15 to 45 days in order to provide flexibility and manage cash flows.  The Distributor expects TWC to continue to provide such flexibility through at least December 31, 2008. Accordingly, the Company and the Distributor are reliant upon the financial condition and cash flows of TWC.
In the event that non-TWC revenue increase, resulting in increased non-TWC receivables, the Distributor’s availability will increase under the Amended Credit Agreement with Societe Generale.  Although we believe that the Distributor’s expanded product line offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that we will operate on a profitable basis in 2008, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of our control. Although we own 30% of the Distributor, we only have access to the cash on the Distributor’s balance sheet to the extent that we agree with our partner, TWC, to make a distribution to us.  As of June 30, 2008, the Company had no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2008, the Distributor’s cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of the Distributor’s investment portfolio and the high quality of the Distributor’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of the Distributor’s portfolio. Therefore, we would not expect the Distributor’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Distributor’s investment portfolio.
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
Company management has concluded that, as of June 30, 2008, the following material weaknesses existed at both the Company and the Distributor:
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

Management did not adequately supervise the accumulation, analysis, and computation of stock compensation during the quarter as the Company and Distributor lacked the appropriate financial personnel to undertake this computation.
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

We did not properly supervise and review the calculation of the Company’s tax provision that was performed by an outside third party. This lack of supervision and review by management resulted in a material post-closing adjustment prior to the issuance of the financial statements.
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
•	Management’s estimation and forecasting process as it relates to inventory obsolescence reserve, and sales returns and price protection reserves.

In calculating the Distributor’s reserves, management utilized incorrect projections which resulted in material adjustments being recorded.
The Company will continue its efforts to strengthen its accounting and finance departments and aggressively pursue remediation of all material weaknesses. The Company filled the position of Chief Accounting Officer in the second quarter of 2008.
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
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 20, 2006).

3.2	Amended Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.1	Specimen Certificate for Common Stock (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000).

10.1	Severance Agreement, effective as of May 9, 2008, by and among John Mueller, Genius Products, Inc. and Genius Products, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS PRODUCTS, INC., a Delaware corporation
Dated: August 11, 2008	By:	/s/ Trevor Drinkwater
Trevor Drinkwater
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2008	By:	/s/ Edward J. Byrnes
Edward J. Byrnes
Chief Financial Officer (Principal Financial and Accounting Officer)