Form 10-K/A
period 2007-12-31
GENIUS PRODUCTS INC
filed 2009-03-25
CIK 1098016

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER 000-27915

GENIUS PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0852923
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3301 EXPOSITION BLVD., SUITE 100, SANTA MONICA, CALIFORNIA	90404
(Address of principal executive offices)	(Zip Code)

(310) 401-2200
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

EXPLANATORY NOTE

During meetings held on October 8, 2008 and November 13, 2008, the Audit Committee of the Board of Directors of Genius Products, Inc. (the “Company”), acting on a recommendation from the Company’s management, determined that it was necessary to restate (i) the Company’s unaudited consolidated financial statements and other financial information as of and for the three months ended September 30, 2006, March 31, June 30 and September 30, 2007 and March 31 and June 30, 2008, and (ii) the audited consolidated financial statements and other financial information of the Company and Genius Products, LLC (the “Distributor”) as of December 31, 2006 and 2007 and for the periods then ended.

The aforementioned restatements relate to (i) an error in the application of generally accepted accounting principles with respect to the recognition in the Company’s financial statements of costs paid on its behalf by the Distributor and (ii) an error in the application of generally accepted accounting principles with respect to the accounting classification and measurement of certain redemption rights of the holders of the Distributor’s Class W Units.

The Company’s prior accounting methodology with respect to costs paid on its behalf by the Distributor was based on the view that such costs should be recognized in the Company’s financial statements to the extent of the Company’s economic participation and ownership interest in the Distributor.  The Company has now determined that it should recognize all such costs incurred on its behalf by the Distributor in the Company’s financial statements.

The Distributor’s prior accounting methodology with respect to the accounting classification and measurement of the aforementioned redemption rights did not properly classify and measure the Distributor’s Class W Units as redeemable securities.  The Distributor will now recognize, as an asset, the fair market value of such redemption rights in the Distributor’s financial statements.  In addition, the Distributor has now recorded the redeemable Class W Units outside of permanent equity in its financial statements.  This accounting change in the Distributor’s financial statements has also resulted in the need to restate the Company’s financial statements to reflect a corresponding liability related to the aforementioned redemption rights at the end of each of the aforementioned reporting periods.

The impact of these restatements (i) as of and for the periods ended December 31, 2006 and December 31, 2007 and (ii) as of and for the three months ended September 30, 2006 and March 31, June 30 and September 30, 2007, are further discussed in Note 3 to the audited consolidated financial statements of the Company and the Distributor included herein.

This amendment is being filed for the purpose of amending and restating Item 1 and 1A of Part I and Item 6 and 7 of Part II and Item 15 of Part IV of the Company’s Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 19, 2008, solely to the extent necessary (i) to reflect the restatement of the Company’s audited consolidated financial statements as of and for the periods ended December 31, 2007 and December 31, 2006, as described in Note 3 to the audited consolidated financial statements of the Company and the Distributor, (ii) to reflect the restatement of the Company’s unaudited consolidated financial statements as of and for the three months ended September 30, 2006 and March 31, June 30 and September 30, 2007, (iii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatements, (iv) to update the certifications required by the Sarbanes-Oxley Act of 2002, and (v) to update the exhibits.

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

Thus, the Distributor is owned 70% by TWC Holdings and W-G Holding and 30% by the Company.  The 70% interest in the Distributor held by TWC Holdings and W-G Holding consists of Class W Units and is redeemable, at TWC Holdings’ and W-G Holding’s option commencing at any time from July 21, 2007  for up to 70% of the Company’s outstanding common stock, or with TWC Holdings’ and W-G Holding’s approval, cash.   The redemption value of the Class W Units may not be less than $60.0 million.   The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units.

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

The Company has incurred operating losses in all but two quarters since we commenced operations.  As of December 31, 2007, we had an accumulated deficit of $46.4 million.  Our net loss for the year ended December 31, 2007 was $14.9 million.  Our net loss before extraordinary gain for the year ended December 31, 2006 was $47.0 million. Our net loss for the year ended December 31, 2005 was $17.2 million.  Neither we nor the Distributor may ever achieve or sustain profitability in the future.   Our continued operating losses may have a material adverse effect upon the value of our common stock and may jeopardize our ability to continue our operations.

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

Genius Products, Inc.

(In thousands), except per share data	Years Ended December 31,
	2007 *, ^ (Restated)	2006 *, ^ (Restated)	2005	2004	2003
Statement of Operations data:
Revenues, net of sales returns, discounts and allowances	$-	$119,011	$22,328	$16,630	$3,069
Cost of revenues	-	130,870	22,883	13,893	2,150
Gross profit (loss)	-	(11,859)	(555)	2,737	919
Operating expenses (income):
General and administrative	5,248	20,752	14,747	8,231	3,531
Restructuring	-	-	2,745	-	-
Gain on sale, related party	-	(63)	(1,352)	-	-
Equity in net loss from Distributor	10,565	7,989	-	-	-
Total operating expenses	15,813	28,678	16,140	8,231	3,531
Loss from operations	(15,813)	(40,537)	(16,695)	(5,494)	(2,612)
Net interest income (expense)	(797)	853	(465)	(551)	(130)
Loss before provision for income taxes	(16,610)	(39,684)	(17,160)	(6,045)	(2,742)
Provision (benefit) for income taxes	(1,730)	7,304	1	1	1
Loss before extraordinary item	(14,880)	(46,988)	(17,161)	(6,046)	(2,743)
Extraordinary gain, net of taxes	-	54,203	-	-	-
Net income (loss)	$(14,880)	$7,215	$(17,161)	$(6,046)	$(2,743)

Basic and diluted earnings per common shares
Loss before extraordinary item	$(0.22)	$(0.77)	$(0.42)	$(0.25)	$(0.16)
Extraordinary item	-	0.89	-	-	-
Net income (loss)	$(0.22)	$0.12	$(0.42)	$(0.25)	$(0.16)
Basic and diluted weighted average common shares	66,222	60,949	40,400	23,827	17,574

Balance Sheet data:
Cash and cash equivalents	$1,757	$3,745	$30,597	$1,224	$941
Working capital	1,669	3,707	21,441	60	1,150
Investment in Distributor	73,002	87,694	-	-	-
Total assets	83,060	92,326	76,365	12,996	5,575
Redeemable common stock	-	-	414	395	491
Deferred gain, related party	-	-	1,212	-	-
Total stockholders' equity	65,897	73,858	55,188	4,432	2,723

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

^ The aforementioned restatements relate to (i) an error in the application of generally accepted accounting principles with respect to the recognition in the Company’s financial statements of costs paid on its behalf by the Distributor and (ii) an error in the application of generally accepted accounting principles with respect to the accounting classification and measurement of certain redemption rights of the holders of the Distributor’s Class W Units.  See Note 3 to each of the Company’s and the Distributor’s financial statements for further details regarding the restatements.

Genius Products LLC

(In thousands)	Years Ended December 31,
	2007 ^ (Restated)	2006 *
Statement of Operations data:

Revenues, net of sales returns, discounts and allowances	$474,087	$155,591
Cost of revenues	451,597	168,044
Gross profit (loss)	22,490	(12,453)

Operating expenses:
General and administrative	38,440	7,566
Total operating expenses	38,440	7,566

Loss from operations	(15,950)	(20,019)
Other income (expense)	(2,882)	309
Net loss	$(18,832)	$(19,710)

* For 2006, the financial data reflects results from July 22 through December 31, 2006

^ See comment above

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

Thus, the Distributor is owned 70% by TWC Holdings and W-G Holding and 30% by the Company.  The 70% interest in the Distributor held by TWC Holdings and W-G Holding consists of Class W Units and is redeemable, at TWC Holdings’ and W-G Holding’s option commencing at any time from July 21, 2007  for up to 70% of the Company’s outstanding common stock, or with TWC Holdings’ and W-G Holding’s approval, cash.   The redemption value of the Class W Units may not be less than $60.0 million.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units. (see Equity Investment in Distributor section below).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS.
The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and Class W Option Liability approximate the fair value thereof.

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

For a complete discussion of the Option Model and assumptions used to calculate stock-based compensation expense, please refer to Note 8 in the Footnotes and Disclosures.

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

CLASS W OPTION LIABILITY

The Company records the Class W Option Liability at fair value in accordance with EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary.” The Company has utilized a lattice valuation model to simulate future stock movements of the Company’s Common Stock in order to determine the fair value of the Class W Option Liability.  The assumptions used in preparing such model include, among other things, inputs such as volatility, risk-free interest rates, dividend yield, expected time of redemption and assessment of counterparty risk.

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

Operating Expenses

The Company had selling, general and administrative expenses of $5.2 million for the year ended December 31, 2007.  The selling,  general and administrative expenses reflect an allocation of the public company costs borne by the Distributor on behalf of the Company.

Selling, general and administrative expenses were $20.8 million for the year ended December 31, 2006 and 17% of net revenues.

For the year ended December 31, 2007, the Company’s 30% equity in the net loss of the Distributor was $5.6 million.

For the 163-day period from July 22 through December 31, 2006, the Company’s 30% equity in the net loss of the Distributor was $5.9 million.

Other Income and Expense

The Company had net interest income of $0.4 million and other expense of $1.2 million for the year ended December 31, 2007.  Interest income relates to interest earned on outstanding cash balances, as well as the interest accrued on the two promissory notes totaling $8.0 million issued by the Distributor to the Company on September 27, 2007 and November 1, 2007, respectively.   Other expense of $1.2 million reflects the re-measurement of the Class W Option Liability .

The Company had an income tax benefit of $1.7 million for the year ended December 31, 2007.  As a result of the foregoing, the Company’s net loss was $14.9 million for the year ended December 31, 2007.

As of December 31, 2007, the Company had total net operating loss carry-forwards for federal and state income tax purposes of $62.9 million and $53.6 million, respectively, which start expiring in 2011 through 2027.  Included in our total net operating loss carryover, is approximately $17.6 million of net operating losses we inherited as a result of the AVMC acquisition pertaining mainly to the Wellspring division.  The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The net increase in our valuation allowance was $1.3 million in 2007, $5.1 million in 2006, and $12.3 million in 2005.  The Company has recorded a net deferred tax liability relating to its investment in the Distributor.  The deferred tax liability related to the Distributor is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis. Factors that are considered in the evaluation of the recoverability of the deferred tax asset are continued profitability and our ability to meet our future forecasts.  In general, any realization of our net deferred tax asset will reduce the effective tax rate in future periods.

On July 21, 2006, as a result of the closing of the TWC Transaction, the Company recorded an extraordinary gain of $54.2 million after taxes.  The extraordinary gain represents the fair value of the 70% interest in the Company relinquished in the TWC Transaction, determined by reference to the Company’s equity market capitalization on July 21, 2006, less the carrying amount of net assets.

The Company had interest income of $0.1 million and other income of $0.8 million for the year ended December 31, 2006.   Other income reflects the re-measurement of the Class W Option Liability .  Interest income relates to interest earned on outstanding cash balances, and interest expense was associated with notes payable that were partially repaid in the first quarter.

The Company had income tax expense of $7.3 million for the fiscal year ended December 31, 2006.

As a result of the foregoing, the net loss before extraordinary gain was $47.0 million for the year ended December 31, 2006.  Net income was $7.2 million for the year ended December 31, 2006.

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

Other Income and Expense

The Distributor had net interest expense of $1.8 million , or 0.4% of net revenues, compared to net interest income of $0.3 million, or 0.2% of net revenues, for the period July 22 through December 31, 2006. Interest income related to interest earned on outstanding cash balances. For 2007, interest expense related to interest on outstanding balances due to licensors, to the Company and to the Distributor’s lender, Société Générale (under the Distributor’s Amended and Restated Credit Agreement).  For the period July 22 through December 31, 2006, interest expense was primarily associated with notes payable that were contributed to the Distributor upon the closing of the TWC Transaction.  The Distributor also had other expense of $1.1 million for the year ended December 31, 2007 compared to none for the period July 22 through December 31, 2006. Other expense reflects an impairment to the value of the Class W Purchased Call Option (included within deposits and other) .

As a result of the aforementioned, the Distributor’s net loss was $18.8 million for the year ended December 31, 2007, as compared to a net loss of $19.7 million, for the period July 22 through December 31, 2006.

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

Liquidity and Capital Resources

At December 31, 2007, the Distributor had cash and cash equivalents of $14.2 million, comprised of:  (i) $3.1 million of  cash balances; (ii) $7.8 million of short-term restricted cash; and (iii) $3.3 million of long-term restricted cash.  The $7.8 million is part of the Distributor’s short-term liquid cash balances that had accumulated in a central lockbox account and can only be disbursed weekly pursuant to the terms of the “Allocation of Accounts Receivable and Intercreditor Agreement” entered into by and among  the Distributor, The Weinstein Company, LLC and Société Générale (“Soc Gen”) dated August 10, 2007.  The $3.3 million is comprised of:  (a) $3.0 million in a money market account, which is restricted pursuant to our credit facility with Société Générale and (b) $0.3 million in a certificate of deposit which is securing a letter of credit on the Distributor’s Broadway lease.

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

Net cash used by operations during the year ending December 31, 2007 was $33.3 million, primarily due to increases in net accounts receivable and decreases in remittances due to licensors.  These items are primarily attributable to the release of TWC titles.  Accounts receivable relates to sales of the following titles:  Halloween, Nanny Diaries, Who’s Your Caddy?, The Last Legion and The Hunting Party, and the release of Classic Media, WWE®, Sesame Street®, Arts Alliance and RHI Entertainment™ titles during the year ending December 31, 2007.  At December 31, 2007, Wal-Mart and Target comprised 36% and 12%, respectively, of accounts receivable before allowances.  Accrued expenses at December 31, 2007 primarily relate to invoices received but not paid for the production of inventory and sales and marketing expenses related to Planet Terror, 1408, Sicko, Halloween, Nanny Diaries and Who’s Your Caddy?.  The remittance to licensor primarily represents the amount owed to TWC after deducting the related cost of revenues, marketing costs, and the Distributor’s distribution fee from net sales of TWC titles during the year ending December 31, 2007. Under the terms of the TWC Distribution Agreement, the Distributor is required to pay TWC after collection of receipts, the amount of which is determined by net revenue, which as of December 31, 2007 had not been collected. However, the Distributor bears the risk of accounts receivable collections. Allowance for doubtful accounts and provision for returns increased primarily as a result of reserves for returns related to TWC titles.  In the fourth quarter of 2007, the Distributor signed a $1.0 million 5-year long-term debt obligation with IBM related to the planned ERP implementation of SAP software.  As of December 31, 2007, the Distributor had a net loss of $18.8 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Genius Products, Inc. and Genius Products, LLC, together with the reports thereon of Ernst & Young LLP, are incorporated herein by reference and contain the following:

Genius Products, Inc.
Reports of Ernst & Young LLP	F-1
Report of Singer Lewak Greenbaum & Goldstein LLP	F-3
Consolidated Genius Products, Inc. Balance Sheets as of December 31, 2007 and 2006.	F-4
Consolidated Genius Products, Inc. Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.	F-5
Consolidated Genius Products, Inc. Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.	F-6
Consolidated Genius Products, Inc. Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.	F-7
Notes to Genius Products, Inc. Consolidated Financial Statements.	F-9
Schedule II Valuation and Qualifying Accounts	F-32

Genius Products, LLC
Report of Ernst & Young LLP	F-34
Consolidated Genius Products, LLC Balance Sheet as of December 31, 2007 and 2006.	F-35
Consolidated Genius Products, LLC Statements of Operations for the Year Ended December 31, 2007 and the Period from July 22 through December 31, 2006.	F-36
Consolidated Genius Products, LLC Statements of Member's Deficit for the Year Ended December 31, 2007 and the Period from July 22 through December 31, 2006.	F-37
Consolidated Genius Products, LLC Statements of Cash Flows for the Year Ended December 31, 2007 and the Period from July 22 through December 31, 2006.	F-38
Notes to Genius Products, LLC Consolidated Financial Statements.	F-39

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

(3)	Bonus amounts were provided for in his employment agreement. All other compensation consists of an $800 per month automobile allowance.

(4)	All other compensation consists of an $800 per month automobile allowance.

(5)	All other compensation consists of an $800 per month automobile allowance.

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

As discussed more fully in Note 8 of the footnotes to our financial statements for the year ending December 31, 2007, we estimate the fair value of our service-based stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, two of which are the option's expected term and the estimated future price volatility of the underlying stock, which estimates the fair value of the service-based awards.  The valuation is reduced by an estimate of stock option forfeitures.  Our estimate of expected term in 2007 was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules.  Beginning in 2006, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on our stock in accordance with guidance provided in SFAS 123R and SAB 107.  The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of our stock options.  We estimated share-based compensation expense for fiscal year 2007 using the Black-Scholes model with the following weighted average assumptions:  risk-free interest rate – 4.48%; expected dividend yield – 0%; expected volatility – 88.22%; expected life in years – 6.16; and expected forfeitures – 0%.

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

Date: March 25, 2009	GENIUS PRODUCTS, INC.,
a Delaware corporation

	By:	/s/ Trevor Drinkwater
Trevor Drinkwater,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trevor Drinkwater	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2009
Trevor Drinkwater

/s/ Edward J. Byrnes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2009
Edward J. Byrnes

	Chairman of the Board of Directors	March __, 2009
Alan Quasha

/s/ Stephen K. Bannon	Director	March 25, 2009
Stephen K. Bannon

	Director	March __, 2009
Bruce Bunner

/s/ Herbert Hardt	Director	March 25, 2009
Herbert Hardt

	Director	March __, 2009
John Hecker

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Genius Products, Inc.:

We have audited the accompanying consolidated balance sheets of Genius Products, Inc. (the ‘Company’) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Genius Products, Inc. and subsidiaries for the year ended December 31, 2005, were audited by other auditors whose report dated April 13, 2006, expressed an unqualified opinion on those statements.

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report dated March 16, 2008, as discussed in Note 14 to the financial statements of the Company, Genius Products, LLC (the ‘Distributor’) does not expect to generate sufficient operating cash flow to fund operating activities, thereby adversely affecting the Distributor’s results of operations and liquidity. As the Company relies solely on the Distributor to fund its operations and is also the guarantor of the Distributor’s credit facility, any adverse impact on the operations and liquidity of the Distributor could also adversely impact the Company’s results of operations and liquidity. Note 14 describes management’s plans to address this issue.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genius Products, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its audited financial statements and other financial information as of December 31, 2007 and 2006 and for the years then ended.

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

                            /s/ Ernst & Young LLP

Los Angeles, California
March 16, 2008,
except for Note 3 and Note 14, as to which the date is
March 24, 2009

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified at the company including its significant equity investee and is included in management’s assessment: a) Timely and routine financial statement close/reporting process and the entity level controls surrounding this process, b) Calculation of expenses related to stock compensation, c) Formal processes over change management and access procedures related to information technology systems, d) Revenue recognition process; specifically, controls in the areas of allocating and tracking Market Development Funds spending, e) Licensor participations expense and related liabilities, and film amortization, f) Management’s estimation and forecasting process as it relates to inventory obsolescence reserve. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements, and this report does not affect our report dated March 16, 2008, except for Note 3 and Note 14, as to which the date is March 24 , 2009, on those financial statements.

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

/s/ SINGER LEWAK LLP

Los Angeles, California
April 13, 2006

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	December 31, 2007	December 31, 2006
	Restated (Note 3)	Restated (Note 3)

ASSETS
Current assets:
Cash and cash equivalents	$1,757	$3,745
Prepaid expenses and other current assets	110	110
Amounts receivable from affiliate, net	-	777

Total current assets	1,867	4,632

Notes receivable, related party, net	8,191	-
Investment in Distributor	73,002	87,694

Total assets	$83,060	$92,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amount payable to affiliate, net	$198	$-
Amount payable	-	59
Accrued expenses	-	865

Total current liabilities	198	924

Class W option liability	4,168	3,016
Deferred tax liability	12,797	14,528

Total liabilities	17,163	18,468

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares
outstanding	-	-
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized;
67,709,094 and 63,305,195 shares outstanding in 2007 and 2006, respectively	7	6
Additional paid-in capital	112,293	105,375
Accumulated deficit	(46,403)	(31,523)

Total stockholders’ equity	65,897	73,858

Total liabilities and stockholders' equity	$83,060	$92,326

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

	Year Ended December 31,
	2007	2006
	Restated (Note 3)	Restated (Note 3)	2005

Revenues, net of sales returns, discounts and
allowances of $40,882 and $9,965	$-	$119,011	$22,328
in 2006 and 2005, respectively

Total cost of revenues	-	130,870	22,883

Gross loss	-	(11,859)	(555)

Operating expenses (income):
Selling, general and administrative	5,248	20,752	14,747
Restructuring	-	-	2,745
Gain on sale, related party	-	(63)	(1,352)
Equity in net loss from Distributor	10,565	7,989	-

Total operating expenses	15,813	28,678	16,140

Loss from operations	(15,813)	(40,537)	(16,695)

Other income (expense)	(797)	853	(465)

Loss before provision for income taxes	(16,610)	(39,684)	(17,160)

Provision (benefit) for income taxes	(1,730)	7,304	1

Loss before extraordinary item	(14,880)	(46,988)	(17,161)

Extraordinary gain, net of taxes of $5,843 in 2006	-	54,203	-

Net income (loss)	$(14,880)	$7,215	$(17,161)

Basic and diluted EPS

Loss before extraordinary item	$(0.22)	$(0.77)	$(0.42)

Extraordinary item	-	0.89	-

Net income (loss)	$(0.22)	$0.12	$(0.42)

Basic and diluted weighted average shares	66,221,896	60,949,469	40,400,112

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

						Accumulated	Total Stockholders’
						Deficit	Equity
	Series W Preferred Stock		Common Stock		Additional Paid-in	Restated	Restated
	Shares	Amount	Shares	Amount	Capital	(Note 3)	(Note 3)
Balance, December 31, 2004	-	$-	25,208,512	$3	$26,006	$(21,577)	$4,432
Shares issued in private placement, net of offering costs	-	-	25,681,024	2	44,454	-	44,456
Shares and warrants issued for the acquisition of AVM	-	-	7,550,301	1	18,807	-	18,808
Exercise of warrants for cash	-	-	1,255,315	-	1,277	-	1,277
Exercise of options for cash	-	-	157,600	-	192	-	192
Issuance of options/warrants for services rendered	-	-	-	-	440	-	440
Shares issued for services rendered	-	-	585,402	-	988	-	988
Severance	-	-	-	-	1,419	-	1,419
Warrants issued as debt discount	-	-	-	-	322	-	322
Other adjustment	-	-	-	-	15	-	15
Net loss	-	-	-	-	-	(17,161)	(17,161)
Balance, December 31, 2005	-	$-	60,438,154	$6	$93,920	$(38,738)	$55,188
Exercise of warrants for cash	-	-	649,288	-	840	-	840
Cashless exercise of warrants	-	-	325,029	-	-	-	-
Exercise of options for cash	-	-	1,892,724	-	2,522	-	2,522
Issuance of Series W Preferred Stock	100	-	-	-	-	-	-
Share-based compensation	-	-	-	-	7,679	-	7,679
Reclassification of redeemable stock	-	-	-	-	414	-	414
Net income	-	-	-	-	-	7,215	7,215
Balance, December 31, 2006	100	$-	63,305,195	$6	$105,375	$(31,523)	$73,858
Exercise of warrants for cash	-	-	2,734,142	1	3,684	-	3,685
Cashless exercise of warrants	-	-	490,928	-	-	-	-
Exercise of options for cash	-	-	1,178,829	-	1,967	-	1,967
Share-based compensation	-	-	-	-	1,267	-	1,267
Net loss	-	-	-	-	-	(14,880)	(14,880)
Balance, December 31, 2007	100	$-	67,709,094	$7	$112,293	$(46,403)	$65,897

See accompanying notes.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2007	2006
	Restated (Note 3)	Restated (Note 3)	2005

Cash flows from operating activities:
Net income (loss)	$(14,880)	$7,215	$(17,161)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	-	116	3,155
Equity in net loss from Distributor	10,565	7,331	-
Amortization of production masters and film library	-	12,508	-
Change in allowance for doubtful accounts and provision for returns	-	17,423	5,545
Change in provision for obsolete inventory	-	3,922	1,827
Common stock issued for services	-	-	988
Operating expenses paid by Distributor	4,828	1,263	-
Revaluation of Class W option liability	1,152	(767)	-
Extraordinary gain	-	(60,046)	-
Amortization of warrants issued for services	-	-	440
Stock compensation expense	566	7,400	1,418
Gain on sale of assets to Pacific Entertainment	-	-	(1,352)
Interest expense on redeemable common stock	-	-	19
Amortization of discount on notes payable	-	-	217
Deferred tax liability	(1,731)	13,148	-
Changes in assets and liabilities:
Increase in accounts receivable	-	(65,331)	(1,493)
Increase in inventories	-	(12,470)	(3,525)
(Increase) decrease in prepaid expenses, notes receivable and deposits	-	389	(81)
(Increase) decrease in related party receivable	777	-	-
Increase in royalty advances	-	(2,416)	-
Increase in library	-	(1,456)	(3,454)
Increase (decrease) in accounts payable	(59)	(3,767)	(4,218)
Increase (decrease) in related party payable	198	-	-
Increase (decrease) in accrued expenses and other	(865)	18,149	1,453
Increase (decrease) in note receivable	(191)	-	-
Decrease in customer deposits	-	-	(41)
Increase in deferred revenue	-	2,494	-
Increase in remittance to licensors	-	50,992	-

Net cash provided (used) in operating activities	360	(3,903)	(16,263)

Cash flows from investing activities:
AVM cash, net of expenses paid in cash	-	-	599
Proceeds from sale of assets to Pacific Entertainment	-	-	250
Investment in Distributor	-	(20,329)	-
Long term note receivable with Genius Products, LLC	(8,000)	-	-
Restricted cash	-	(303)	-
Patents and trademarks	-	-	(10)
Purchase of property and equipment	-	(448)	(272)

Net cash provided (used) in investing activities	(8,000)	(21,080)	567

Cash flows from financing activities:
Proceeds from notes payable	-	-	4,000
Net borrowings (payments) on notes payable and debentures	-	(5,231)	(4,856)
Payments of offering costs	-	-	(3,444)
Proceeds from exercise of options	1,967	2,522	192
Proceeds from exercise of warrants	3,685	840	1,277
Proceeds from issuance of common stock	-	-	47,900

Net cash provided (used) in financing activities	5,652	(1,869)	45,069

Net increase (decrease) in cash and cash equivalents	(1,988)	(26,852)	29,373
Cash and cash equivalents at beginning of year	3,745	30,597	1,224

Cash and cash equivalents at end of year	$1,757	$3,745	$30,597

Supplemental disclosure of cash flow information
Warrants issued for offering costs	$-	$-	$1,015
Issuance of common stock for offering costs	-	-	350
Interest paid	-	11	1
Taxes paid	-	-	1

Noncash transactions
Contribution of assets, liabilities and businesses to Distributor	$-	$11,851	$-
Reclassification of redeemable common stock	-	414	-
Equity consideration for acquisition of AVMC	-	-	18,808
Recording of Class W Option Liability	-	3,016	-

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

Thus, the Distributor is owned 70% by TWC Holdings and W-G Holding and 30% by the Company.  The 70% interest in the Distributor held by TWC Holdings and W-G Holding consists of Class W Units and is redeemable, at TWC Holdings’ and W-G Holding’s option commencing at any time from July 21, 2007  for up to 70% of the Company’s outstanding common stock, or with TWC Holdings’ and W-G Holding’s approval, cash.  The redemption value of the Class W Units may not be less than $60.0 million.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units (see Equity Investment in Distributor section below).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS.
The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and Class W Option Liability approximate the fair value thereof.

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

INVESTMENT IN DISTRIBUTOR.
At the closing of the TWC Transaction, we contributed to the Distributor all of our operating businesses, including substantially all of our assets, except for $1 million in cash and certain liabilities, and received a 30% equity interest in the Distributor. The accompanying consolidated financial statements account for the Company’s investment in the Distributor (30% membership interest represented by the Distributor’s Class G units) using the equity method of accounting.  On the Company’s consolidated statement of operations subsequent to the Closing Date, the Company recorded its 30% share of the Distributor’s profit or loss as equity in net profit or loss from the Distributor, adjusted for non-cash basis differences (see Note 4 ) and costs incurred by the Distributor on behalf of the Company.  Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company will periodically assess whether a decrease in value of the investment has occurred (which is other than temporary) and which should be recognized immediately, resulting in an impairment loss.

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

CLASS W OPTION LIABILITY
The Company records the Class W Option Liability at fair value in accordance with EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary.” The Company has utilized a lattice valuation model to simulate future stock movements of the Company’s Common Stock in order to determine the fair value of the Class W Option Liability.  The assumptions used in preparing such model include, among other things, inputs such as volatility, risk-free interest rates, dividend yield, expected time of redemption and assessment of counterparty risk.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis will become effective for the Company on January 1, 2008.  The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of FAS 157 will have on the Company’s consolidated financial statements.

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

NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS OF THE COMPANY

During meetings held on October 8, 2008 and November 13, 2008, the Audit Committee of the Board of Directors of the Company, acting on a recommendation from the Company’s management, determined that it was necessary to restate (i) the Company’s unaudited consolidated financial statements and other financial information as of and for the  three months  ended September 30, 2006, March 31, June 30 and September 30, 2007 and March 31 and June 30, 2008, and (ii) the audited consolidated financial statements and other financial information of the Company and the Distributor as of December 31, 2006 and 2007 and for the periods then ended.

The aforementioned restatements relate to (i) an error in the application of generally accepted accounting principles with respect to the recognition in the Company’s financial statements of costs paid on its behalf by the Distributor and (ii) an error in the application of generally accepted accounting principles with respect to the accounting classification and measurement of certain redemption rights of the holders of the Distributor’s Class W Units.

The Company’s prior accounting methodology with respect to costs paid on its behalf by the Distributor was based on the view that such costs should be recognized in the Company’s financial statements to the extent of the Company’s economic participation and ownership interest in the Distributor.  The Company has now determined that it should recognize all such costs incurred on its behalf by the Distributor in the Company’s financial statements.  As a result of this change, selling, general and administrative expenses for the twelve months ended December 31, 2007 and 2006 increased by $3.4 million and $0.9 million, respectively.

In addition, the Company previously did not account for its obligation to deliver shares of its Common Stock to the Distributor upon the redemption of the aforementioned Class W Units.  The Company has now accounted for such obligation as a written call option (the “Class W Option Liability”), by recording the fair value of the Class W Option Liability as of July 21, 2006 (i.e., the date that the Class W Units of the Distributor were issued), and subsequently re-measuring the fair value of the Class W Option Liability through its Statements of Operations (in other income (expense)) at the end of every reporting period.  As of July 21, 2006, the Class W Option Liability was valued at $3.8 million.  Subsequently, the Company has re-measured and recorded in its financial statements the fair value movements in the Class W Option Liability as of December 31, 2007 and 2006.  As a result of these re-measurements, other income for the twelve months ended December 31, 2007 decreased by $1.2 million to $0.8 million of other expense, and other income for the twelve months ended December 31, 2006 increased by $0.8 million to $0.9 million of other income.  In addition, the benefit for income taxes for the twelve months ended December 31, 2007 increased by $0.1 million to $1.7 million.

The cumulative impact of the above-described restatement adjustments on selling, general and administrative expenses, equity in net loss from Distributor, other income (expense), provision (benefit) for income taxes, loss before extraordinary item, net income (loss), net income (loss) per share,  investment in Distributor, total assets, Class W option liability, deferred tax liability, total liabilities, accumulated deficit and total stockholders’ equity as of and for the years ended December 31, 2007 and 2006 are as follows:

(In thousands)	Year Ended December 31, 2007			Year Ended December 31, 2006

	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Selling, general and administrative	$1,869	$3,379	$5,248	$19,867	$885	$20,752
Equity in net loss from Distributor	10,225	340	10,565	7,989	-	7,989
Other income (expense)	355	(1,152)	(797)	86	767	853
Provision (benefit) for income taxes	(1,614)	(116)	(1,730)	5,797	1,507	7,304
Loss before extraordinary item	(10,125)	(4,755)	(14,880)	(45,363)	(1,625)	(46,988)
Net income (loss)	(10,125)	(4,755)	(14,880)	8,840	(1,625)	7,215
Net income (loss) per share	(0.15)	(0.07)	(0.22)	0.15	(0.03)	0.12
Investment in Distributor	73,823	(821)	73,002	84,796	2,898	87,694
Total assets	83,881	(821)	83,060	89,428	2,898	92,326
Class W option liability	-	4,168	4,168	-	3,016	3,016
Deferred tax liability	11,406	1,391	12,797	13,021	1,507	14,528
Total liabilities	11,604	5,559	17,163	13,945	4,523	18,468
Accumulated deficit	(40,023)	(6,380)	(46,403)	(29,898)	(1,625)	(31,523)
Total stockholders' equity	72,277	(6,380)	65,897	75,483	(1,625)	73,858

IMPACT OF RESTATEMENTS ON QUARTERLY FINANCIAL INFORMATION

For the Three and Nine Months Ended September 30, 2007 and 2006
As a result of recognizing all costs incurred on the Company’s behalf by the Distributor in the Company’s financial statements, selling, general and administrative expenses (i) for the three and nine months ended September 30, 2007 increased by $0.9 million and $2.3 million, respectively, and (ii) for the three and nine months ended September 30, 2006 increased by $0.4 million in both periods.

With respect to the fair value of the aforementioned redemption rights, the Company re-measured and recorded in its financial statements the fair value movements in the Class W Option Liability as of September 30, 2007 and 2006.  As a result of these re-measurements, other income (i) for the three and nine months ended September 30, 2007 decreased by $0.1 million to $0.03 million of other expense, and increased by $0.3 million to $0.5 million of other income, respectively, and (ii) for the three and nine months ended September 30, 2006 decreased by $0.3 million to $0.2 million of other expense, and $0.3 million to $0.2 million of other expense, respectively.  In addition, the benefit for income taxes for the nine months ended September 30, 2007 increased by $0.1 million to $0.2 million.

The cumulative impact of the above-described restatement adjustments on selling, general and administrative expenses, equity in net loss from Distributor, other income (expense), provision (benefit) for income taxes, loss before extraordinary items , net income (loss), net income (loss) per share, investment in Distributor, total assets, Class W option liability, deferred tax liability, total liabilities, accumulated deficit and total stockholders’ equity as of and for the three and nine months ended September 30, 2007 and 2006 are as follows:

(In thousands)	Three Months Ended September 30, 2007 (Unaudited)			Three Months Ended September 30, 2006 (Unaudited)
	As Originally reported	Restatement Adjustments	As Restated	As Originally reported	Restatement Adjustments	As Restated

Selling, general and administrative	$448	$888	$1,336	$4,166	$422	$4,588
Other income (expense)	86	(117)	(31)	78	(263)	(185)
Provision (benefit) for income taxes	104	-	104	8,053	1,507	9,560
Loss before extraordinary item	(3,476)	(1,005)	(4,481)	(12,506)	(2,192)	(14,698)
Net income (loss)	(3,476)	(1,005)	(4,481)	41,253	(2,192)	39,061
Net income (loss) per share	(0.05)	(.02)	(0.07)	0.68	(0.04)	0.64
Investment in Distributor	79,391	250	79,641	92,123	3,361	95,484
Total assets	89,636	250	89,886	94,081	3,361	97,442
Class W option liability	-	2,761	2,761	-	4,046	4,046
Deferred tax liability	12,964	1,371	14,335	14,445	1,507	15,952
Total liabilities	13,986	4,132	18,118	14,630	5,553	20,183
Accumulated deficit	(37,458)	(3,882)	(41,340)	(22,124)	(2,192)	(24,316)
Total stockholders' equity	75,650	(3,882)	71,768	79,451	(2,192)	77,259

(In thousands)	Nine Months Ended September 30, 2007 (Unaudited)			Nine Months Ended September 30, 2006 (Unaudited)
	As Originally reported	Restatement Adjustments	As Restated	As originally reported	Restatement Adjustments	As Restated

Selling, general and administrative	$1,559	$2,308	$3,867	$18,621	$422	$19,043
Equity in net loss from Distributor	6,259	340	6,599	63	-	63
Other income (expense)	202	255	457	113	(263)	(150)
Provision (benefit) for income taxes	(57)	(136)	(193)	6,780	1,507	8,287
Loss before extraordinary item	(7,559)	(2,257)	(9,816)	(37,147)	(2,192)	(39,339)
Net income (loss)	(7,559)	(2,257)	(9,816)	16,613	(2,192)	14,421
Net income (loss) per share	(0.11)	(0.04)	(0.15)	0.27	(0.03)	0.24
Investment in Distributor	79,391	250	79,641	92,123	3,361	95,484
Total assets	89,636	250	89,886	94,081	3,361	97,442
Class W option liability	-	2,761	2,761	-	4,046	4,046
Deferred tax liability	12,964	1,371	14,335	14,445	1,507	15,952
Total liabilities	13,986	4,132	18,118	14,630	5,553	20,183
Accumulated deficit	(37,458)	(3,882)	(41,340)	(22,124)	(2,192)	(24,316)
Total stockholders' equity	75,650	(3,882)	71,768	79,451	(2,192)	77,259

Three and Six Months Ended March 31 and June 30, 2007
As a result of recognizing all costs incurred on the Company’s behalf by the Distributor in the Company’s financial statements, selling, general and administrative expenses for the three and six months ended March 31 and June 30, 2007 increased by $0.6 million and $1.4 million, respectively.

With respect to the fair value of the aforementioned redemption rights, the Company re-measured and recorded in its financial statements the fair value movements in the Class W Option Liability as of March 31 and June 30, 2007.  As a result of these re-measurements, other income for the three months ended March 31, 2007 increased by $0.4 million to $0.4 million, and other income for the three and six months ended June 30, 2007 increased by $0.01 million and $0.4 million to $0.07 million and $0.5 million, respectively. In addition, the provision for income taxes for the three months ended March 31, 2007 decreased by $0.1 million to $0.01 million and the benefit for income taxes for the six months ended June 30, 2007 increased by $0.1 million to $0.3 million.

The cumulative impact of the above-described restatement adjustments on selling, general and administrative expenses, equity in net loss from Distributor, other income, provision (benefit) for income taxes, net loss, net loss per share, investment in Distributor, total assets, Class W option liability, deferred tax liability, total liabilities, accumulated deficit and total stockholders’ equity as of and for the three and six months ended March 31 and June 30, 2007 are as follows:

(In thousands)	Three Months Ended March 31, 2007 (Unaudited)			Three Months Ended June 30, 2007 (Unaudited)
	As Originally reported	Restatement Adjustments	As Restated	As Originally reported	Restatement Adjustments	As Restated

Selling, general and administrative	$456	$603	$1,059	$655	$817	$1,472
Equity in net loss from Distributor	2,228	340	2,568	1,021	-	1,021
Other income	49	367	416	67	5	72
Provision (benefit) for income taxes	134	(136)	(2)	(294)	-	(294)
Net loss	(2,769)	(440)	(3,209)	(1,315)	(812)	(2,127)
Net loss per share	(0.04)	(0.01)	(0.05)	(0.02)	(0.01)	(0.03)
Investment in Distributor	82,877	1,955	84,832	82,283	1,138	83,421
Total assets	89,884	1,955	91,839	90,297	1,138	91,435
Class W option liability	-	2,649	2,649	-	2,644	2,644
Deferred tax liability	13,154	1,371	14,525	12,860	1,371	14,231
Total liabilities	14,510	4,020	18,530	13,758	4,015	17,773
Accumulated deficit	(32,667)	(2,065)	(34,732)	(33,982)	(2,877)	(36,859)
Total stockholders' equity	75,374	(2,065)	73,309	76,539	(2,877)	73,662

(In thousands)	Six Months Ended June 30, 2007 (Unaudited)
	As Originally reported	Restatement Adjustments	As Restated

Selling, general and administrative	$1,111	$1,420	$2,531
Equity in net loss from Distributor	3,249	340	3,589
Other income	117	372	489
Benefit for income taxes	160	136	296
Net loss	(4,083)	(1,252)	(5,335)
Net loss per share	(0.06)	(0.02)	(0.08)
Investment in Distributor	82,283	1,138	83,421
Total assets	90,297	1,138	91,435
Class W option liability	-	2,644	2,644
Deferred tax liability	12,860	1,371	14,231
Total liabilities	13,758	4,015	17,773
Accumulated deficit	(33,982)	(2,877)	(36,859)
Total stockholders' equity	76,539	(2,877)	73,662

NOTE 4. INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Summaries of the statements of operations for the Distributor and a computation of equity in the net loss of the Distributor for 2007 and the period from July 22, 2006 through December 31, 2006 are shown below.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Year Ended December 31, 2007 (Restated)	Period from July 22, 2006 through December 31, 2006

Revenues, net of sales returns, discounts and allowances of $177,324 and $71,983 in 2007 and 2006, respectively	$474,087	$155,591
Total cost of revenues	451,597	168,044
Gross profit (loss)	22,490	(12,453)
Total operating expenses	38,440	7,566
Loss from operations	(15,950)	(20,019)
Other income (expense)	(2,882)	309
Net loss	$(18,832)	$(19,710)

Under the equity method of accounting, only our investment in and amounts due to and from the Distributor have been included in our balance sheets.  Our investment in the Distributor is adjusted each period for basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

As a result of restating the Distributor’s financial statements as described in Note 3, the net loss of the Distributor for the year ended December 31, 2007 increased by $1.1 million to $18.8 million.  This resulted in a basis difference adjustment to our investment in the Distributor of $0.3 million (30% of the net loss from the Distributor for the twelve months ended December 31, 2007).

The table below summarizes the basis differences between the investment and the underlying equity in the Distributor.
	Year Ended December 31, 2007 Restated (Note 3)	Period of July 22 through December 31, 2006
Genius Products, Inc. 30% share of net loss from the Distributor	$5,649	$5,913
Adjustments for basis differences	4,385	1,420
Charge for stock compensation for the Distributor employees	531	656
Equity in net loss from the Distributor	$10,565	$7,989

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

NOTE 6.  RELATED PARTY TRANSACTIONS

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

NOTE 7.  STOCKHOLDERS' EQUITY

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

NOTE 8 . STOCK-BASED COMPENSATION

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

NOTE 9. SEVERANCE

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

NOTE 10. INCOME TAXES

The Company recorded a federal and state tax benefit of $1.7 million for the fiscal year ended December 31, 2007.  The tax benefit resulted from the net decrease in the deferred tax liability related to our investment in the Distributor.  The Company currently has a full valuation allowance on its deferred tax assets and has recorded a net deferred tax liability relating to its investment in Distributor.

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2007, 2006 and 2005:

(In thousands)
	2007 Restated	2006 Restated (Note )	2005
Current
Federal	$-	$-	$-
State	-	-	1

Deferred
Federal	(770)	6,121	-
State	(960)	1,183	-

Total	$(1,730)	$7,304	$1

At December 31, 2007 and 2006, components of net deferred tax assets (liabilities) in the accompanying  balance sheet include the following amounts of deferred taxes:

(In thousands)
	December 31,
Deferred tax asset (liability)	2007 (Restated)	2006 (Restated)
NOL carry-forwards	$24,880	$21,121
Other reserves	1,107	1,569
Stock options	-	2,384
Investment in Distributor	(12,797)	(14,926)
	13,190	10,148
Less valuation allowance	(25,987)	(24,676)

Net deferred tax asset (liability)	$(12,797)	$(14,528)

Income tax benefit (expense) differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2007, 2006 and 2005:

	2007 (Restated)	2006 (Restated)	2005
Federal tax on pretax income at statutory rates	34%	34%	34%
State tax, net of federal benefit	4%	6%	6%
Valuation allowance	(22%)	(62%)	(39%)
Stock Based Compensation	(1%)	(1%)	0%
Other	(4%)	2%	(1%)
Total	11%	(19%)	0%

As of December 31, 2007, we had total net operating loss carry-forwards for federal and state income tax purposes of $62.9 million and $51.2 million, respectively, which start expiring in 2011 through 2027.  Included in our total net operating loss carryover, is approximately $17.6 million of net operating losses we inherited as a result of the AVMC acquisition pertaining mainly to the Wellspring division.  The utilization of net operating loss carry-forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The net increase in our valuation allowance was $1.3 million in 2007, $5.1 million in 2006, and $12.3 million in 2005.  We have provided a valuation allowance for all of our deferred tax assets.  We will continue to evaluate the recoverability of our deferred tax asset and the need for a valuation allowance against such asset.  Factors that are considered in the evaluation  of the recoverability of the deferred tax asset are continued profitability and our ability to meet our future forecasts.  In general, any realization of our net deferred tax asset will reduce the effective tax rate in future periods.  The Company has recorded a net deferred tax liability relating to its investment in the Distributor.  The deferred tax liability related to the Distributor is not offset against the deferred tax assets as the reversal period for this amount is not considered to be determinable on a more likely than not basis.

NOTE 11.  EMPLOYEE BENEFIT PLAN

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

NOTE 12.  CLASS W OPTION LIABILITY

The Distributor is owned 70% by TWC Holdings and W-G Holding (collectively, the “TWC Parties”) and 30% by the Company.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units.  The 70% interest in the Distributor held by the TWC Parties consists of Class W Units.   Pursuant to the Distributor’s Amended and Restated Limited Liability Company Agreement (the “Distributor LLC Agreement”), at any time after July 21, 2007, the TWC Parties have the option to redeem all or a portion of their Class W Units for either (i) shares of the Company’s common stock or, (ii) at the option of the Distributor (and with the consent of the TWC Parties), cash (as defined in the Distributor LLC Agreement).  In order to exercise such redemption right, the TWC Parties must provide to the Distributor and the Company written notice of redemption (“Notice of Redemption”), specifying the number of Class W Units being tendered for redemption.

Upon receipt of a Notice of Redemption, the number of Company common shares issuable to the TWC Parties is determined by multiplying (i) the number Class W Units being redeemed, by (ii) a fraction, the numerator of which is the number of outstanding Company common shares as of the date of the Notice of Redemption, and the denominator of which is the number of outstanding Company common shares as of July 21, 2006 (the intent of this adjustment factor being that the TWC Parties would receive no less than 70% of the Company’s common stock upon redemption of all of the Class W Units).  Notwithstanding the above-described computation, in the event that the trading price of the Company’s common stock is less than $0.42 as of the date of the Notice of Redemption, the number of common shares issuable to the TWC Parties is determined by dividing (i) $60 million dollars (the “Floor Amount”), by (ii) the trading price of the Company’s common stock as of the date of the Notice of Redemption (such calculation being referred to as the “Floor Calculation”).  In other words, if on the date of the Notice of Redemption the trading price of the Company’s common stock is less than $0.42, then the TWC Parties would be entitled to receive either cash or shares of the Company’s common stock with a value of no less than the Floor Amount of $60 million.

The Company has accounted for its obligation to deliver shares of its Common Stock to the Distributor upon the redemption of the Class W Units (including the Floor Amount provision), as described above, as a written call option (the “Class W Option Liability”) in accordance with EITF 00-6, “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary.”  The Company has utilized a lattice valuation model to simulate future stock movements of the Company's Common Stock in order to determine the fair value of the Class W Option Liability.  The assumptions used in preparing such a model include, among other things, inputs such as volatility, risk-free interest rates, dividend yield, expected time of redemption and assessment of counterparty risk.

The Company has recorded the fair value of the Class W Option Liability as of July 21, 2006 (i.e., the date that the Class W Units of the Distributor were issued to the TWC Parties), and has subsequently re-measured the fair value of the Class W Option Liability through its Statements of Operations (in other income (expense)) at the end of every reporting period.  See Note 3 for a discussion regarding the impact for such reporting periods.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 are summarized below.

(In thousands)	2007
	First Quarter Restated (Note 3)	Second Quarter Restated (Note 3)	Third Quarter Restated (Note 3)	Fourth Quarter Restated (Note 3)

Net revenues	$-	$-	$-	$-
Gross profit (loss)	-	-	-	-
Loss before income taxes	(3,211)	(2,421)	(4,377)	(6,601)
Net loss	(3,209)	(2,127)	(4,481)	(5,063)
Basic and diluted loss per common share	$(0.05)	$(0.03)	$(0.07)	$(0.07)

Basic and diluted weighted average common shares outstanding	64,193	66,069	66,952	67,658

	2006
	First Quarter	Second Quarter	Third Quarter Restated (Note 3)	Fourth Quarter Restated (Note 3)

Net revenues	$27,912	$76,084	$15,015	$-
Gross loss	(885)	(10,671)	(303)	-
Loss before income taxes	(6,766)	(19,148)	(5,139)	(8,631)
Loss before extraordinary item	(6,720)	(17,921)	(14,699)	(7,648)
Extraordinary gain	-	-	53,760	443
Net income (loss)	(6,720)	(17,921)	39,061	(7,205)
Basic and diluted earnings (loss) per common share before extraordinary item	$(0.11)	$(0.29)	$(0.24)	$(0.13)
Basic and diluted earnings (loss) per common share	$(0.11)	$(0.29)	$0.64	$(0.12)
Basic and diluted weighted average common shares outstanding	60,446	60,829	61,370	61,132

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

NOTE 14.  RECENT EVENTS

As a result of a reduced slate of pictures the Distributor is to distribute on behalf of one its major licensors and the recent economic conditions, including a decrease in consumer confidence resulting in lower spending levels, the Distributor has experienced a significant reduction in net revenue.  Based on current operating results through December 31, 2008, the Distributor will fall short of generating enough cash flow from continuing operations to timely meet its financial commitments and obligations. In addition, the financing historically provided by TWC will not be available to the Distributor effective January 1, 2009.  Currently, the Distributor is carefully evaluating all capital and operational expenditures on a go forward basis, including an internal restructuring of its resources and overhead to decrease its operating expenses. The Distributor is pursuing these options to alleviate any liquidity shortfall that may arise in the future.  At this time, the Distributor is unable to conclude if the aforementioned actions being taken, including a potential restructuring will be successful. If the Distributor is unable successfully to reduce its overhead costs in the near future, the Distributor’s ability to generate sufficient cash flows to continue its operations and service its obligations under the credit facility may be adversely affected. As the Company relies solely on the Distributor to fund its operations and is also the guarantor of the Distributor’s credit facility (See Note 5), any adverse impact on the operations and liquidity of the Distributor could also adversely impact the Company’s results of operations and liquidity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES

TABLE OF CONTENTS

REPORT OF INDEPENDENT AUDITORS	F-34

GENIUS PRODUCTS, LLC BALANCE SHEETS AS OF DECEMBER 31, 2007	F-35
AND 2006

GENIUS PRODUCTS, LLC STATEMENTS OF OPERATIONS FOR THE YEAR	F-36
ENDED DECEMBER 31, 2007 AND THE PERIOD FROM
JULY 22, 2006 THROUGH DECEMBER 31, 2006

GENIUS PRODUCTS, LLC STATEMENTS OF MEMBER'S DEFICIT FOR THE	F-37
YEAR ENDED DECEMBER 31, 2007 FOR THE PERIOD FROM
JULY 22, 2006 THROUGH DECEMBER 31, 2006

GENIUS PRODUCTS, LLC STATEMENTS OF CASH FLOWS FOR THE YEAR	F-38
ENDED DECEMBER 31, 2007 FOR THE PERIOD FROM
JULY 22, 2006 THROUGH DECEMBER 31, 2006

NOTES TO GENIUS PRODUCTS, LLC CONSOLIDATED FINANCIAL	F-39
STATEMENTS

Report of Independent Auditors

To the Members of Genius Products, LLC:

We have audited the accompanying consolidated balance sheets of Genius Products, LLC and subsidiaries (the ‘Distributor’) as of December 31, 2007 and 2006, and the related consolidated statements of operations, member’s deficit, and cash flows for the year ended December 31, 2007 and the period from July 22, 2006 through December 31, 2006. These financial statements are the responsibility of the Distributor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Distributor’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Distributor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report dated March 16, 2008, as discussed in Note 19, the Distributor does not expect to generate sufficient operating cash flow to fund operating activities, thereby adversely affecting its results of operations and liquidity. Note 19 describes management’s plans to address this issue.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genius Products, LLC and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 and the period from July 22, 2006 through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Distributor has restated its consolidated financial statements as of December 31, 2007 and 2006 and for the periods then ended.

                            /s/ Ernst & Young LLP

Los Angeles, California
March 16, 2008,
except for Note 3 and Note 19, as to which the date is
March 24 , 2009

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31, 2007	December 31, 2006
	Restated (Note 3)	Restated (Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$3,102	$8,326
Restricted cash - short term	7,765	-
Accounts receivable, net of allowance for doubtful accounts of $4,311 and $2,963
and sales returns of $68,159 and $42,057	123,295	97,495
Inventories, net of reserves for obsolescence of $13,257 and $10,487	11,282	7,589
Prepaid expenses and other current assets	1,110	728

Total current assets	146,554	114,138

Restricted cash - long term	3,323	309
Property and equipment, net of accumulated depreciation of $455 and $103	953	818
Royalty advances, net of uncollectible advances of $5,112 and $3,057	31,492	20,042
Film library, net of accumulated amortization of $6,452 and $484	14,403	8,102
Goodwill	87,512	84,982
Other intangible assets, net of accumulated amortization of $9,675 and $3,419	11,596	16,172
Deferred financing fees	1,654	-
Deposits and other	5,617	4,056

Total assets	$303,104	$248,619

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$31,477	$18,704
Notes payable	31,297	213
Remittance to TWC	78,759	96,685
Remittance to other licensors	20,000	9,653
Accrued advertising and marketing	24,515	13,375
Other accrued expenses	20,910	3,295
Deferred revenue	8,492	4,986

Total current liabilities	215,450	146,911

Long term liabilities:
Notes payable to Genius Products, Inc.	8,191	-
Long term notes payable	627	-
Long term capital lease	30	-

Total long term liabilities	8,848	-

Redeemable Class W units	284,378	401,777

Total member's deficit	(205,572)	(300,069)

Total liabilities and member's deficit	$303,104	$248,619

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Year Ended December 31, 2007	Period from July 22, 2006
	Restated (Note 3)	through December 31, 2006

Revenues, net of sales returns, discounts and allowances of	$474,087	$155,591
$177,324 and $71,983
Cost of revenues:
Amortization and participation	279,563	89,246
Manufacturing and distribution	113,836	54,230
Advertising and marketing	58,198	24,568

Total cost of revenues	451,597	168,044

Gross profit (loss)	22,490	(12,453)

Operating expenses:
General and administrative	38,440	7,566

Total operating expenses	38,440	7,566

Loss from operations	(15,950)	(20,019)

Other income (expense)	(2,882)	309

Net loss	$(18,832)	$(19,710)

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
STATEMENTS OF MEMBER'S DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD FROM JULY 22, 2006 THROUGH DECEMBER 31, 2006
(IN THOUSANDS)

Genius Products, Inc.
Class G units

Contribution of assets, liabilities and businesses of Genius Products, Inc.	$117,960

Class W purchased call option	3,783
Stock compensation expense	938
Distribution to members for costs incurred on behalf of Genius Products, Inc.	(1,263)
Re-measurement of Redeemable Class W units to redemption value	(401,777)
Net loss	(19,710)

Ending member's deficit at December 31, 2006 (restated)	$(300,069)

Stock compensation expense	757
Distribution to members for costs incurred on behalf of Genius Products, Inc.	(4,827)
Re-measurement of Redeemable Class W units to redemption value	117,399
Net loss	(18,832)

Ending member's deficit at December 31, 2007 (restated)	$(205,572)

See accompanying notes.

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year ended December 31, 2007	Period from July 22, 2006
	Restated (Note 3)	through December 31, 2006
Cash flows from operating activities:
Net loss	$(18,832)	$(19,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354	103
Amortization of intangible assets	6,256	3,419
Amortization of film library	5,969	484
Amortization of deferred financing costs	212	-
Change in allowance for doubtful accounts and provision for returns	27,448	20,031
Change in provision for obsolete inventory	672	4,383
Loss on disposal of fixed assets	-	63
Imputed interest on notes receivable, related party	-	(39)
Stock compensation expense	757	938
Interest expense on notes payable	191	13
Impairment of Class W purchased call option (included in deposits and other)	1,134	-
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(10,779)	(6)
(Increase) decrease in accounts receivable	(49,647)	(67,211)
(Increase) decrease in inventory	(2,693)	2,034
(Increase) decrease in prepaid expenses and deposits	(1,906)	(378)
(Increase) decrease in notes receivable	86	288
(Increase) decrease in royalty advances	(14,626)	(16,285)
(Increase) decrease in film library	(9,870)	(1,252)
Increase (decrease) in accounts payable	7,892	13,288
Increase (decrease) in accrued expenses and other	28,212	(3,912)
Increase (decrease) in deferred revenue	3,507	2,229
Increase (decrease) in remittance to TWC	(17,926)	96,685
Increase (decrease) in remittance to other licensors	10,269	(41,339)

Net cash used in operating activities	(33,320)	(6,174)

Cash flows from investing activities:
Purchase of Castalian (net of working capital acquired of $527)	(3,683)	-
Transaction costs related to TWC transaction	-	(4,305)
Purchase of property and equipment	(270)	(261)

Net cash used in investing activities	(3,953)	(4,566)

Cash flows from financing activities:
Proceeds from Credit Facility	54,500	-
Repayments of Credit Facility	(15,757)	-
Deferred financing costs paid	(1,867)	-
Distribution to Members	(4,827)	(1,263)

Net cash provided (used) in financing activities	32,049	(1,263)

Net decrease in cash and equivalents	(5,224)	(12,003)
Cash at beginning of period	8,326	20,329

Cash at end of period	$3,102	$8,326

Supplemental disclosure of cash flow information
Interest paid	$858	$-

Non-cash transactions
Redeemable Class W units re-measurement to redemption value	$117,399	$401,777
Class W purchased call option	-	3,783

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

THE WEINSTEIN COMPANY TRANSACTION.
On July 21, 2006 (the “Closing Date”), we completed a transaction (the “TWC Transaction”) with TWC Holdings and its subsidiaries, TWC and W-G Holding, pursuant to which the Company and TWC Holdings launched the Distributor to exploit the U.S. home video distribution rights to feature film and direct-to-video releases owned or controlled by TWC.  In connection with the TWC Transaction, the Company contributed substantially all of its assets (except for approximately $1.0 million in cash and certain liabilities), its employees, and its existing businesses to the Distributor, in exchange for a 30% interest in the Distributor. The remaining 70% interest in the Distributor held by TWC Holdings and W-G Holding consists of Class W Units and became redeemable at their option commencing on July 21, 2007 for approximately 70% of our outstanding common stock, or with their approval, cash.  The redemption value of the Class W units may not be less than $60.0 million.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis will become effective for the Company on January 1, 2008. These provisions of FAS 157 are not expected to have any impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of FAS 157 will have on the Company’s consolidated financial statements as it relates to other nonfinancial assets and liabilities.

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

NOTE 3.   RESTATEMENT OF FINANCIAL STATEMENTS OF THE DISTRIBUTOR

During meetings held on October 8, 2008 and November 13, 2008, the Audit Committee of the Board of Directors of the Company, acting on a recommendation from the Company’s management, determined that it was necessary to restate (i) the Company’s unaudited consolidated financial statements and other financial information as of and for the  three months  ended September 30, 2006, March 31, June 30 and September 30, 2007 and March 31 and June 30, 2008, and (ii) the audited consolidated financial statements and other financial information of the Company and the Distributor as of December 31, 2006 and 2007 and the periods then ended (See Note 3 of the Company’s financial statements for the impact of these restatements thereon).

The aforementioned restatements to the Distributor’s financial statements relate to an error in the application of generally accepted accounting principles with respect to the accounting classification and measurement of certain redemption rights of the holders of the Distributor’s Class W Units.

The Distributor’s prior accounting methodology with respect to the accounting classification and measurement of the aforementioned redemption rights did not properly classify and measure the Distributor’s Class W Units as redeemable securities.  The Distributor has now recorded the cash redemption value of the Class W Units outside of permanent equity in its financial statements.  Subsequent changes to the cash redemption value of such units has resulted in increase or decrease, as applicable, to the Redeemable Class W Units amount, with a corresponding increase or decrease, as applicable, in member’s deficit, which now consists of only the value of the Distributor’s Class G Units.  As of July 21, 2006 (the issuance date of the Distributor’s Class W Units), the value of the Redeemable Class W Units was recorded at $277.6 million.

The Distributor also previously did not account for its right to receive shares of the Company’s Common Stock upon the redemption of the aforementioned Class W Units.  The Distributor has now recognized, as an asset, the fair market value relating to its right to obtain shares of the Company’s Common Stock to affect the Class W Unit redemption in the Distributor’s financial statements as a Class W Purchased Call Option (included in deposits and other).  As of July 21, 2006, this Class W Purchased Call Option was valued at $3.8 million and is carried at cost within deposits and other.  Any impairments of the Class W Purchased Call Option have been reflected in the Distributor’s Statements of Operations (in other income (expense)).

As of December 31, 2006, the cash redemption value of the Redeemable Class W Units amount increased by $124.2 million, to $401.8 million (resulting in a deficit balance in the Class G Units member’s equity of $300.1 million as of December 31, 2006), and as of December 31, 2007, the cash redemption value of the Redeemable Class W Units amount decreased by $117.4 million, to $284.4 million (resulting in a deficit balance in the Class G Units member’s equity of $205.6 million as of December 31, 2007).

The Distributor recorded an impairment of $1.1 million to the Class W Purchased Call Option asset (included in deposits and other) as of December 31, 2007 (with a corresponding increase to the Distributor’s other expense for the twelve months ended December 31, 2007 of $1.1 million, as compared to December 31, 2006).

The cumulative impact of the above-described restatement adjustments on other income (expense), net loss, Class W Purchased Call Option (included in deposits and other), total assets, Redeemable Class W Units, and member’s equity (deficit) as of and for the year ended December 31, 2007, and the period from July 22, 2006 through December 31, 2006, are as follows:

				Period from July 22, 2006 through
(In thousands except per share amounts)	Year Ended December 31, 2007			December 31, 2006
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Other income (expense)	$(1,748)	$(1,134)	$(2,882)	$309	$-	$309
Net loss	(17,698)	(1,134)	(18,832)	(19,710)	-	(19,710)
Deposits and other	2,968	2,649	5,617	$273	$3,783	4,056
Total assets	300,455	2,649	303,104	244,836	3,783	248,619
Redeemable Class W Units	-	284,378	284,378	-	401,777	401,777

Member's equity (deficit)	76,157	(281,729)	(205,572)	97,925	(397,994)	(300,069)

NOTE 4. INVENTORY

Inventories consist of raw materials and finished goods and are valued at the lower of cost or market.

(In thousands)	December 31, 2007	December 31, 2006

Raw materials	$1,245	$1,377
Finished goods	23,294	16,699

	24,539	18,076
Less allowance for obsolescence	(13,257)	(10,487)

Inventories, net	$11,282	$7,589

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

NOTE 6. ACCRUED EXPENSES

The components of other accrued expenses at December 31, 2007 and 2006 are as follows:

(In thousands)	December 31, 2007	December 31, 2006
Accrued operating expenses	$18,666	$1,440
Accrued payroll and related items	1,925	1,042
Accrued bonus	300	696
Due to related party	19	117

Total accrued expenses	$20,910	$3,295

NOTE 7. FILM LIBRARY

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

NOTE 8.  CASTALIAN ACQUISITION

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

NOTE 9.  OTHER INTANGIBLE ASSETS

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

NOTE 10.  SEVERANCE

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

NOTE 12.  RELATED PARTY TRANSACTIONS

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

NOTE 13. NOTES PAYABLE TO RELATED PARTY (RELATED PARTY LOANS)

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

NOTE 14. REMITTANCE DUE TO LICENSOR AND DEFERRED REVENUE

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

NOTE 15.  STOCK-BASED COMPENSATION

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

NOTE 16.  MEMBER’S DEFICIT AND REDEEMABLE CLASS W UNITS

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

REDEMPTION RIGHTS OF CLASS W UNITS.
The Distributor is owned 70% by TWC Holdings, Weinstein GP Holdings LLC and W-G Holding (collectively, the “TWC Parties”) and 30% by the Company.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units.  The 70% interest in the Distributor held by the TWC Parties consists of Class W Units.   Pursuant to the Distributor LLC Agreement, at any time after July 21, 2007, the TWC Parties have the option to redeem all or a portion of their Class W Units for either (i) shares of the Company’s common stock or, (ii) at the option of the Distributor (and with the consent of the TWC Parties), cash.  In order to exercise such redemption right, the TWC Parties must provide to the Distributor and the Company written notice of redemption (“Notice of Redemption”), specifying the number of Class W Units being tendered for redemption.

Upon receipt of a Notice of Redemption, the number of Company common shares issuable to the TWC Parties is determined by multiplying (i) the number Class W Units being redeemed, by (ii) a fraction, the numerator of which is the number of outstanding Company common shares as of the date of the Notice of Redemption, and the denominator of which is the number of outstanding Company common shares as of July 21, 2006 (the intent of this adjustment factor being that the TWC Parties would receive no less than 70% of the Company’s common stock upon redemption of all of the Class W Units).  Notwithstanding the above-described computation, in the event that the trading price of the Company’s common stock is less than $0.42 as of the date of the Notice of Redemption, the number of common shares issuable to the TWC Parties is determined by dividing (i) $60 million dollars, by (ii) the trading price of the Company’s common stock as of the date of the Notice of Redemption (such calculation being referred to as the “Floor Calculation”).  In other words, if on the date of the Notice of Redemption the trading price of the Company’s common stock is less than $0.42, then the TWC Parties would be entitled to receive either cash or shares of the Company’s common stock with a value of no less than the Floor Amount of $60 million.

In lieu of delivering Company common shares to the TWC Parties, the Distributor (with the consent of the TWC Parties) may elect to pay to the TWC Parties a cash amount equivalent to the value of the common shares otherwise issuable upon delivery of a Notice of Redemption.  Any such election would be made by the Board of Directors of the Company, in its capacity as managing member of the Distributor, which consists of five members elected by the TWC Parties.

All Class W Units redeemed by the Distributor would be transferred to the Company and converted into Class G units.

The Distributor accounts for the Class W Units in accordance with Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”) because the TWC Parties’ exercise of these redemption rights is outside the control of the Distributor.  As of July 21, 2006 (the issuance date of the Distributor’s Redeemable Class W Units), the value of the Redeemable Class W Units was recorded at $277.6 million.  Accordingly, the Distributor has determined the cash redemption value of the Redeemable Class W Units as of December 31, 2007 and 2006  by multiplying (i) the number of shares of the Company’s common stock that would be issuable to the TWC Parties upon a redemption for shares (157,987,886 shares and 147,712,122 shares, respectively), by (ii) the fair market value of one share of Company common stock as of December 31, 2007 and 2006 ($1.80 and $2.72, respectively).  As of December 31, 2007 and 2006, the cash redemption value of the Redeemable Class W Units was $284.4 million and $401.8 million , respectively.

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

NOTE 17.  EMPLOYEE BENEFIT PLAN

The Distributor sponsors a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, covering employees of the Distributor.  Under the Plan, the Distributor may match contributions at the discretion of management.  For the year ended December 31, 2007 and the 163-day period ended December 31, 2006, the Distributor did not make any contributions to the Plan.

NOTE 18. VALUATION AND QUALIFYING ACCOUNTS

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

NOTE 19. RECENT EVENTS

As a result of a reduced slate of pictures The Distributor is to distribute on behalf of one of its major licensors and the recent economic conditions, including a decrease in consumer confidence resulting in lower spending levels, the Distributor has experienced a significant reduction in net revenue.  Based on current operating results through December 31, 2008, the Distributor will fall short of generating enough cash flow from continuing operations to timely meet its financial commitments and obligations. In addition, the financing historically provided by TWC will not be available to the Distributor effective January 1, 2009.  Currently, the Distributor is carefully evaluating all capital and operational expenditures on a go forward basis, including an internal restructuring of the its resources and overhead to decrease its operating expenses. The Distributor is pursuing these options to alleviate any liquidity shortfall that may arise in the future.  At this time, the Distributor is unable to conclude if the aforementioned actions the Distributor is taking including a potential restructuring will be successful. If the Distributor is unable to successfully reduce its overhead costs in the near future, the Distributor’s ability to generate sufficient cash flows to continue its operations and service its obligations under the credit facility (See Note 5) may be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.