Form 10-Q/A
period 2008-03-31
GENIUS PRODUCTS INC
filed 2009-03-25
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-27915

GENIUS PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0852923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3301 EXPOSITION BLVD., SUITE 100
SANTA MONICA, CA 90404
(Address of principal executive offices)

(310) 401-2200
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No ☒

There were 67,609,094 shares outstanding of the issuer's Common Stock as of April 30, 2008.

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

The impact of these restatements as of and for the three months ended March 31, 2007 and March 31, 2008, are further discussed in Note 3 and Note 5 to the unaudited condensed consolidated financial statements of the Company included herein.

This amendment is being filed for the purpose of amending and restating Items 1 and 2 of Part I and Item 6 of Part II of the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on May 12, 2008, solely to the extent necessary (i) to reflect the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2007 and 2008, as described in Note 3 and Note 5 to the unaudited condensed consolidated financial statements of the Company, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatements, (iii) to update the certifications required by the Sarbanes-Oxley Act of 2002, and (iv) to update the exhibits .

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

INDEX

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	March 31, 2008	December 31,
	Restated (Note 3)	2007
	(unaudited)	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,822	$1,757
Prepaid expenses and other current assets	110	110
Notes Receivable from Distributor, net	8,352	-
Total current assets	10,284	1,867

Notes Receivable from Distributor, net	-	8,191
Investment in Distributor	65,527	73,002
Total assets	$75,811	$83,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to Distributor, net	298	198
Total current liabilities	298	198

Class W option liability	5,691	4,168
Deferred tax liability	13,288	12,797
Total liabilities	19,277	17,163

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized;
67,759,094 and 67,709,094 shares outstanding, respectively	7	7
Additional paid-in capital	110,966	112,293
Accumulated deficit	(54,439)	(46,403)
Total stockholders' equity	56,534	65,897

Total liabilities and stockholders' equity	$75,811	$83,060

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	Restated (Note 3)	Restated (Note 3)

Operating expenses:
Selling, general and administrative	$1,361	$1,059
Equity in net loss from Distributor	4,787	2,568

Total operating expenses	6,148	3,627

Loss from operations	(6,148)	(3,627)

Other income (expense)	(1,397)	416

Loss before provision for income taxes	(7,545)	(3,211)

Provision (benefit) for income taxes	491	(2)

Net loss	$(8,036)	$(3,209)

Basic and diluted EPS

Net loss per share	$(0.12)	$(0.05)

Basic and diluted weighted average shares	67,723,929	64,193,425

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	Restated (Note 3)	Restated (Note 3)

Cash flows from operating activities:
Net loss	$(8,036)	$(3,209)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Equity in net loss from Distributor	4,787	2,568
Operating expenses paid by Distributor	1,343	862
Stock compensation expense	(26)	197
Deferred tax liability	491	(2)
Revaluation of Class W option liability	1,523	(367)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses, notes receivable and deposits	(161)	83
Decrease in accounts payable	-	(59)
Increase in Distributor payable	100	-
Increase in accrued expenses and other	-	491
Net cash provided by operating activities	21	564

Cash flows from financing activities:
Proceeds from exercise of options	44	1,071
Proceeds from exercise of warrants	-	823
Net cash provided by financing activities	44	1,894

Net increase in cash and cash equivalents	65	2,458
Cash and cash equivalents at beginning of period	1,757	3,745
Cash and cash equivalents at end of period	$1,822	$6,203

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

INVESTMENT IN DISTRIBUTOR
At the closing of the TWC Transaction, we contributed to the Distributor all of our operating businesses, including substantially all of our assets, except for $1 million in cash and certain liabilities, and received a 30% equity interest in the Distributor. The accompanying consolidated financial statements account for the Company’s investment in the Distributor (30% membership interest represented by the Distributor’s Class G units) using the equity method of accounting.  On the Company’s consolidated statement of operations subsequent to the Closing Date, the Company recorded its 30% share of the Distributor’s profit or loss as equity in net profit or loss from the Distributor, adjusted for non-cash basis differences (see Note 5 ) and costs incurred by the Distributor on behalf of the Company.  Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company will periodically assess whether a decrease in value of the investment has occurred (which is other than temporary) and which should be recognized immediately, resulting in an impairment loss.

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

CLASS W OPTION LIABILITY
The Company records the Class W Option Liability at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”), which the Company adopted beginning on January 1, 2008.  The Company has utilized a lattice valuation model to simulate future stock movements of the Company’s Common Stock in order to determine the fair value of the Class W Option Liability.  The assumptions used in preparing such model include, among other things, inputs such as volatility, risk-free interest rates, dividend yield, expected time of redemption and assessment of counterparty risk.

STOCK-BASED COMPENSATION
Under SFAS No. 123R, “Share-Based Payment”, which was adopted by the Company beginning on January 1, 2006, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period using a modified prospective application. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense relates to share-based awards granted subsequent to January 1, 2006, and share-based awards granted prior to, but not yet vested as of January 1, 2006, are based on the grant date fair value.

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

For a complete discussion of the Option Model and assumptions used to calculate stock-based compensation expense, please refer to Note 9 below.

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

 The Company’s prior accounting methodology with respect to costs paid on its behalf by the Distributor was based on the view that such costs should be recognized in the Company’s financial statements to the extent of the Company’s economic participation and ownership interest in the Distributor.  The Company has now determined that it should recognize all such costs incurred on its behalf by the Distributor in the Company’s financial statements.  As a result of this change, selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 increased by $0.9 million and $0.6 million, respectively.

In addition, the Company previously did not account for its obligation to deliver shares of its Common Stock to the Distributor upon the redemption of the aforementioned Class W Units.  The Company has now accounted for such obligation as a written call option (the “Class W Option Liability”), by recording the fair value of the Class W Option Liability as of July 21, 2006 (i.e., the date that the Class W Units of the Distributor were issued), and subsequently re-measuring the fair value of the Class W Option Liability through its Statements of Operations (in other income (expense)) at the end of every reporting period.  As of July 21, 2006, the Class W Option Liability was valued at $3.8 million.  Subsequently, the Company has re-measured and recorded in its financial statements the fair value movements in the Class W Option Liability as of March 31, 2008 and 2007.  As a result of these re-measurements, other income for the three months ended March 31, 2008 decreased by $1.5 million to $1.4 million of other expense, and other income for the three months ended March 31, 2007 increased by $0.4 million to $0.4 million.

The cumulative impact of the above-described restatement adjustments on selling, general and administrative expenses, equity in net loss from Distributor, other income (expense), provision (benefit) for income taxes, net loss, net loss per share, investment in Distributor, total assets, Class W Option Liability, deferred tax liability, total liabilities, accumulated deficit and total stockholders’ equity as of and for the three months ended March 31, 2008 and 2007 are as follows:

(In thousands)	Three Months Ended March 31, 2008 (Unaudtied)			Three Months Ended March 31, 2007 (Unaudited)
	As Originally reported	Restatement Adjustments	As Restated	As Originally reported	Restatement Adjustments	As Restated

Selling, general and administrative	$421	$940	$1,361	$456	$603	1,059
Equity in net loss from Distributor	4,787	-	4,787	2,228	340	2,568
Other income (expense)	126	(1,523)	(1,397)	49	367	416
Provision (Benefit) for income taxes	491	-	491	134	(136)	(2)
Net loss	(5,573)	(2,463)	(8,036)	(2,769)	(440)	(3,209)
Net loss per share	(0.08)	(0.04)	(0.12)	(0.04)	(0.01)	(0.05)
Investment in Distributor	67,288	(1,761)	65,527	82,877	1,955	84,832
Total assets	77,572	(1,761)	75,811	89,884	1,955	91,839
Class W option liability	-	5,691	5,691	-	2,649	2,649
Deferred tax liability	11,897	1,391	13,288	13,154	1,371	14,525
Total liabilities	12,195	7,082	19,277	14,510	4,020	18,530
Accumulated deficit	(45,596)	(8,843)	(54,439)	(32,667)	(2,065)	(34,732)
Total stockholders' equity	65,377	(8,843)	56,534	75,374	(2,065)	73,309

RESTATEMENT OF FINANCIAL STATEMENTS OF THE DISTRIBUTOR
The restatements to the Distributor’s financial statements relate to an error in the application of generally accepted accounting principles with respect to the accounting classification and measurement of certain redemption rights of the holders of the Distributor’s Class W Units.

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

The Distributor also previously did not account for its right to receive shares of the Company’s Common Stock upon the redemption of the aforementioned Class W Units.  The Distributor has now recognized, as an asset, the fair market value relating to its right to obtain shares of the Company’s Common Stock to affect the Class W Unit redemption in the Distributor’s financial statements as a Class W Purchased Call Option (included in deposits and other).  As of July 21, 2006, this Class W Purchased Call Option was valued at $3.8 million and is carried at cost within deposits and other.  Any impairments of the Class W Purchased Call Option have been reflected in the Distributor’s Statements of Operations in other income (expense).

As of March 31, 2007, the cash redemption value of the Redeemable Class W Units increased by $169.7 million, to $447.3 million (resulting in a deficit balance in the Class G Units member’s deficit of $349.4 million as of March 31, 2007), and as of March 31, 2008, the cash redemption value of the Class W Units decreased by $336.6 million, to $110.7 million (resulting in a deficit balance in the Class G Units member’s deficit of $49.9 million as of March 31, 2008).

The Distributor recorded an impairment of $1.1 million to the Class W Purchased Call Option asset (included in deposits and other) as of March 31, 2007 (with a corresponding increase to the Distributor’s other expense for the three months ended March 31, 2007 of $1.1 million).

The cumulative impact of the above-described restatement adjustments on other expense, net loss, Class W Purchased Call Option (included in deposits and other), total assets, Redeemable Class W Units, and member’s equity (deficit) as of and for the three months ended March 31, 2008 and 2007 are as follows:

(In thousands)	Three Months Ended March 31, 2008 (Unaudited)			Three Months Ended March 31, 2007 (Unaudited)
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Other expense	$(997)	$-	$(997)	$(263)	$(1,134)	$(1,397)
Net loss	(15,441)	-	(15,441)	(2,399)	(1,134)	(3,533)
Deposits and other	2,366	2,649	5,015	205	2,649	2,854
Total assets	267,479	2,649	270,128	250,449	2,649	253,098
Redeemable Class W units	-	110,673	110,673	-	447,267	447,267
Member's equity (deficit)	58,075	(108,024)	(49,949)	95,231	(444,618)	(349,387)

NOTE 4.  FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The Company adopted on January 1, 2008, certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis.  The adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  The provisions of FAS 157 related to other non-financial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of FAS 157 will have on the Company’s consolidated financial statements as it relates to other non-financial assets and liabilities.

The Company adopted the provisions of FAS 157 as of January 1, 2008, to value the Class W Option Liability.  The Distributor is owned 70% by TWC Holdings and W-G Holding (collectively, the “TWC Parties”) and 30% by the Company.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units.  The 70% interest in the Distributor held by the TWC Parties consists of Class W Units.   Pursuant to the Distributor’s Amended and Restated Limited Liability Company Agreement (the “Distributor LLC Agreement”), at any time after July 21, 2007, the TWC Parties have the option to redeem all or a portion of their Class W Units for either (i) shares of the Company’s common stock or, (ii) at the option of the Distributor (and with the consent of the TWC Parties), cash.  In order to exercise such redemption right, the TWC Parties must provide to the Distributor and the Company written notice of redemption (“Notice of Redemption”), specifying the number of Class W Units being tendered for redemption.

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

The Class W Option Liability recorded at fair value in the Company’s balance sheet as of March 31, 2008 is categorized based upon the level of judgment associated with the inputs used to measure its fair value.  Hierarchical levels defined by FAS 157 are directly related to the amount of subjectivity associated with the inputs to the fair valuation of the Class W Option Liability, which is as follows:

Level 1 – inputs are un-adjusted quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 – inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 – unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

The Company has utilized a lattice valuation model to simulate future stock movements of the Company’s Common Stock in order to determine the fair value of the Class W Option Liability.  The assumptions used in preparing such model include, among other things, inputs such as volatility, risk-free interest rates, dividend yield, expected time of redemption and assessment of counterparty risk, which the Company has classified as unobservable, Level 3 inputs.  The Company determined the fair value of the Class W Option Liability as of March 31, 2008 to be $5.7 million resulting in a corresponding decrease to other income of $1.5 million for the three months ended March 31, 2008 (as compared to December 31, 2007).  The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three months ended March 31, 2008 :

Three Months Ended
March 31, 2008

Class W Option Liability:
Balance at December 31, 2007	$4,168
Re-measurement of Class W Option Liability	1,523
Balance at March 31, 2008	$5,691

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

NOTE 5 .  INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Summaries of the statements of operations, balance sheet and the computations of the Company’s equity in net loss of the Distributor are shown below.

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	Restated (Note 3)	Restated (Note 3)

Revenues, net of sales, returns, discounts and allowances of $29,006 and $31,672	$98,211	$83,117

Total cost of revenues	(101,995)	(76,155)
Gross (loss)	(3,784)	6,962

Total operating expenses	(10,660)	(9,098)
Loss from operations	(14,444)	(2,136)

Other expense	(997)	(1,397)
Net loss	$(15,441)	$(3,533)

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2008 Restated (Note 3)	December 31, 2007
	(unaudited)	Restated

ASSETS
Current assets:
Cash and cash equivalents	$5,552	$3,102
Restricted cash - short term	5,877	7,765
Accounts receivable, net of allowance for doubtful accounts of $3,352 and $4,311
and sales returns of $42,104 and $68,159	90,283	123,295
Inventories, net of reserves for obsolescence of $13,974 and $13,257	9,667	11,282
Prepaid expenses and other current assets	940	1,110

Total current assets	112,319	146,554

Restricted cash - long term	3,186	3,323
Property and equipment, net of accumulated depreciation of $560 and $455	2,732	953
Royalty advances, net of uncollectible advances of $7,890 and $5,112	37,481	31,492
Film library, net of accumulated amortization of $8,702 and $6,452	12,154	14,403
Goodwill	87,512	87,512
Other intangible assets, net of accumulated amortization of $13,030 and $9,675	8,241	11,596
Deferred financing fees	1,488	1,654
Deposits and other	5,015	5,617

Total assets	$270,128	$303,104

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$39,178	$31,477
Notes payable	25,732	31,297
Notes payable to Genius Products, Inc.	8,352	-
Remittance to TWC	72,261	78,759
Remittance to other licensors	24,114	20,000
Accrued advertising and marketing	18,185	24,515
Other accrued expenses	17,495	20,910
Deferred revenue	2,965	8,492

Total current liabilities	208,282	215,450

Long term liabilities:
Notes payable to Genius Products, Inc.	-	8,191
Long term notes payable	1,081	627
Long term capital lease	41	30

Total long term liabilities	1,122	8,848

Redeemable Class W units	110,673	284,378

Total member's deficit	(49,949)	(205,572)

Total liabilities and member's deficit	$270,128	$303,104

Our equity in net loss of the Distributor is adjusted each period for non-cash basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

As a result of restating the Distributor’s financial statements as detailed in Note 3, the net loss of the Distributor for the three months ended March 31, 2007 increased by $1.1 million to $3.5 million.  This resulted in a basis difference adjustment to our investment in the Distributor of $0.3 million (30% of the net loss from the Distributor for the three months ended March 31, 2007).

	Three Months Ended March 31,
	2008	2007 Restated (Note 3)

Genius Products, Inc. 30% share of net loss from the Distributor	$4,632	$1,060

Adjustments for basis differences	1,111	1,111

(Benefit)/Expense for stock compensation for Distributor employees	(908)	397

Genius Products, Inc. 30% share of interest on the Distributor's notes payable	(48)	-

Equity in net loss from Distributor	$4,787	$2,568

NOTE 6 .   CONTINGENCIES

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

NOTE 7 .  NOTES PAYABLE TO RELATED PARTY (RELATED PARTY LOANS)

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

NOTE 8 .  STOCKHOLDERS' EQUITY

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

A summary of warrant activity follows:

		Weighted
		Average	Aggregate
	Warrants	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2007	10,425,958	$2.45
Exercised	-	-
March 31, 2008	10,425,958	$2.45	$25,581,631
Warrants exercisable, March 31, 2008	10,425,958	$2.45	$25,581,631

The following information applies to warrants outstanding at March 31, 2008:

			Weighted		Weighted
			average		average
			exercise price of		exercise price of
	Warrants	Average	warrants	Warrants	warrants
	outstanding	remaining life	outstanding	exercisable	exercisable
Under $1.50	943,757	0.22	$1.40	943,757	$1.40
$1.50 - $1.99	170,723	2.51	1.88	170,723	1.88
$2.00 - $2.99	7,664,478	2.34	2.48	7,664,478	2.48
$3.00 - $3.99	1,647,000	1.00	3.00	1,647,000	3.00
	10,425,958	1.94	$2.45	10,425,958	$2.45

NOTE 9 .   STOCK-BASED COMPENSATION

The following table summarizes the activity for outstanding options for the three months ended March 31, 2008:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2007	17,770,041	$1.82
Exercised	(50,000)	0.89
Canceled	(76,666)	1.73
March 31, 2008	17,643,375	$1.83	$(19,902,057)
Options exercisable, March 31, 2008	14,586,443	$1.79	$(15,899,638)

The following table summarizes additional information regarding outstanding and  exercisable stock options as of March 31, 2008:

			Weighted		Weighted
			average		average
			exercise price of		exercise price of
	Options	Average	options	Options	options
	outstanding	remaining life	outstanding	exercisable	exercisable
Under $1.50	1,900,752	3.82	$0.67	1,900,752	$0.67
$1.50 - $1.99	10,670,373	6.75	1.72	8,654,941	1.69
$2.00 - $2.99	3,917,500	6.72	2.15	2,876,000	2.10
$3.00 - $3.99	793,750	5.82	3.00	793,750	3.00
$4.00 + over	361,000	4.33	5.07	361,000	5.07
	17,643,375	6.34	$1.83	14,586,443	$1.79

For the service-based stock options, the Distributor estimated share-based compensation expense for the three months ended March 31, 2008 and 2007 using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Risk free interest rate	3.3%	4.5%
Expected dividend yield	-	-
Expected volatility	73.0%	106.6%
Expected life (in years)	6.0	5.3

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

NOTE 10 .   INCOME TAXES

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

NOTE 11 .   SUBSEQUENT EVENTS

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

CLASS W OPTION LIABILITY
The Company records the Class W Option Liability at fair value in accordance with SFAS No. 157, Fair Value Measurements (“FAS 157”).  The Company has utilized a lattice valuation model to simulate future stock movements of the Company’s Common Stock in order to determine the fair value of the Class W Option Liability.  The assumptions used in preparing such model include, among other things, inputs such as volatility, risk-free interest rates, dividend yield, expected time of redemption and assessment of counterparty risk.

STOCK-BASED COMPENSATION
Under SFAS No. 123R, “Share-Based Payment” (“FAS 123R”), which was adopted by the Company beginning on January 1, 2006, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period using a modified prospective application. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Share-based compensation expense relates to share-based awards granted subsequent to January 1, 2006, and share-based awards granted prior to, but not yet vested as of January 1, 2006, are based on the grant date fair value.

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

Costs and expenses

Cost of Revenues

The Company had no costs of revenues for the three months ended March 31, 2008 and for the three months ended March 31, 2007.  All of the costs of revenues are reflected in the results of operations of the Distributor.

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

Operating Expenses

The Company had selling, general and administrative expenses of $1.4 million for the three months ended March 31, 2008 versus $1.1 million for the three months ended March 31, 2007.  The selling, general and administrative expenses reflect an allocation of the public company costs borne by the Distributor on behalf of the Company.

The Distributors’ selling, general and administrative expenses were $10.7 million for the three months ended March 31, 2008 versus $9.1 million for the three months ended March 31, 2007, an increase of $1.6 million which primarily resulted from an increase in headcount.  Selling, general and administrative expenses for the three months ended March 31, 2008 included $1.2 million of research and development costs relating to video game development.  Stock compensation income for the three months ended March 31, 2008 was $1.3 million versus an expense of $0.6 million for the three months ended March 31, 2007.

The Company’s 30% equity in the net loss of the Distributor was $4.8 million for the three months ended March 31, 2008 versus  $2.6 million for the three months ended March 31, 2007.

Other Income and Expense

The Company had other expense of $1.4 million for the three months ended March 31, 2008 versus other income of $0.4 million for the three months ended March 31, 2007.  For the three months ended March 31, 2008 the Company had interest income of $0.1 million earned on outstanding cash balances accrued on the two promissory notes totaling $8.0 million, and other expense of $1.5 million related to the re-measurement of the Class W Option Liability.  For the three months ended March 31, 2007, the Company had interest income of $0.1 million earned on outstanding cash balances, and other income of $0.4 million related to the re-measurement of the Class W Option Liability.

The Distributor had other expense of $1.0 million for the three months ended March 31, 2008 versus $1.4 million for the three months ended March 31, 2007.  For the three months ended March 31, 2008 the Distributor had interest expense of $1.0 million on interest due on promissory notes issued by the Company to the Distributor and borrowings under the credit facility with Societe Generale.  For the three months ended March 31, 2007, the Company had interest expense of $0.3 million on interest due to the promissory notes issued by the Company to the Distributor and borrowings under the credit facility with Societe Generale, and other expense of $1.1 million related to the impairment of the Class W Purchased Call Option.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the three months ended March 31, 2008 was $0.02 million primarily due to net loss of $8.0 million offset by equity in net losses from the Distributor of $4.8 million, operating expenses paid by the Distributor of $1.3 million, and re-measurement of the Class W Option Liability of $1.5 million.

Cash provided by financing activities for the three months ended March 31, 2008 was $0.04 million reflecting proceeds from exercise of options.

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
The analyses and models utilized by the Distributor to calculate licensor participation expense and film library amortization and impairment pursuant to the provisions of SOP 00-2 "Accounting by Producers or Distributors of Films" utilized incorrect data and assumptions which resulted in material adjustments.

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

GENIUS PRODUCTS, INC., a Delaware corporation
Dated: March 25, 2009	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: March 25, 2009	By:	/s/ Edward J. Byrnes
Edward J. Byrnes Chief Financial Officer (Principal Financial and Accounting Officer)