Form 10-Q/A
period 2008-06-30
GENIUS PRODUCTS INC
filed 2009-03-30
CIK 1098016

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

There were 67,609,094 shares outstanding of the issuer's Common Stock as of July 31, 2008.

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

The Distributor’s prior accounting methodology with respect to the accounting classification and measurement of the aforementioned redemption rights did not properly classify and measure the Distributor’s Class W Units as redeemable securities.  The Distributor will now recognize, as an asset, the fair market value of such redemption rights in the Distributor’s financial statements.  In addition, the Distributor has now recorded the redeemable Class W Units outside permanent equity in the Distributor’s financial statements.  This accounting change in the Distributor’s financial statements has also resulted in the need to restate the Company’s financial statements to reflect a corresponding liability related to the aforementioned redemption rights at the end of each of the aforementioned reporting periods.

The impact of these restatements as of and for the three and six months ended June 30, 2007 and June 30, 2008, are further discussed in Note 3 and Note 5 to the unaudited condensed consolidated financial statements of the Company included herein.

This amendment is being filed for the purpose of amending and restating Items 1 and 2 of Part I and Item 6 of Part II of the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2008, solely to the extent necessary (i) to reflect the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2007 and 2008, as described in Note 3 and Note 5 to the unaudited condensed consolidated financial statements of the Company, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatements, (iii) to update the certifications required by the Sarbanes-Oxley Act of 2002, and (iv) to update the exhibits.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	5

	Condensed consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	5

	Condensed consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007 (unaudited), and for the Six Months Ended June 30, 2008 and 2007 (unaudited)	6

	Condensed consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	7

	Notes to Condensed consolidated Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 5	Other Information	27

Item 6	Exhibits	27

SIGNATURES		28

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	June 30,	December 31,
	2008	2007
	Restated (Note 3)	Restated
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,831	$1,757
Prepaid expenses and other current assets	110	110
Notes Receivable from Distributor	8,506	-
Total current assets	10,447	1,867

Notes Receivable from Distributor	-	8,191
Investment in Distributor	20,250	73,002
Total assets	$30,697	$83,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued Expenses	6	-
Accounts payable to Distributor, net	292	198

Total current liabilities	298	198

Class W option liability	2,920	4,168
Deferred tax liability	-	12,797
Total liabilities	3,218	17,163

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized;
67,609,094 and 67,709,094 shares outstanding, respectively	7	7
Additional paid-in capital	110,431	112,293
Accumulated deficit	(82,959)	(46,403)
Total stockholders' equity	27,479	65,897

Total liabilities and stockholders' equity	$30,697	$83,060

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	Restated (Note 3)	Restated (Note 3)	Restated (Note 3)	Restated (Note 3)

Operating expenses:
Impairment of investment in Distributor	$34,912	$-	$34,912	$-
Selling, general and administrative	1,279	1,472	2,640	2,531
Equity in net loss from Distributor	8,846	1,021	13,633	3,589

Total operating expenses	45,037	2,493	51,185	6,120

Loss from operations	(45,037)	(2,493)	(51,185)	(6,120)

Other income, net	2,888	72	1,491	489

Loss before provision for income taxes	(42,149)	(2,421)	(49,694)	(5,631)

Benefit for income taxes	13,288	294	12,797	296

Net loss	$(28,861)	$(2,127)	$(36,897)	$(5,335)

Basic and diluted EPS

Net loss per share	$(0.43)	$(0.03)	$(0.55)	$(0.08)

Basic and diluted weighted average shares	67,635,468	66,069,255	67,679,424	65,136,522

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	Restated (Note 3)	Restated (Note 3)

Cash flows from operating activities:
Net loss	$(36,897)	$(5,335)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of investment in Distributor	34,912	-
Equity in net loss from Distributor	13,633	3,589
Operating expenses paid by Distributor	2,500	2,029
Stock compensation expense	142	551
Deferred tax benefit	(12,797)	(296)
Revaluation of Class W option liability	(1,248)	(372)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses, notes receivable and deposits	(315)	83
Decrease in accounts payable	-	(60)
Increase in Distributor payable	94	-
Increase in accrued expenses and other	6	32
Net cash provided by operating activities	30	221

Cash flows from financing activities:
Proceeds from exercise of options	44	1,411
Proceeds from exercise of warrants	-	1,833
Net cash provided by financing activities	44	3,244

Net increase in cash and cash equivalents	74	3,465
Cash and cash equivalents at beginning of period	1,757	3,745
Cash and cash equivalents at end of period	$1,831	$7,210

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

INVESTMENT IN DISTRIBUTOR
At the closing of the TWC Transaction, we contributed to the Distributor all of our operating businesses, including substantially all of our assets, except for $1 million in cash and certain liabilities, and received a 30% equity interest in the Distributor. The accompanying consolidated financial statements account for the Company’s investment in the Distributor (30% membership interest represented by the Distributor’s Class G units) using the equity method of accounting.  On the Company’s consolidated statement of operations subsequent to the Closing Date, the Company recorded its 30% share of the Distributor’s profit or loss as equity in net profit or loss from the Distributor, adjusted for non-cash basis differences (see Note 5) and costs incurred by the Distributor on behalf of the Company.  Pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company will periodically assess whether a decrease in value of the investment has occurred (which is other than temporary) and which should be recognized immediately, resulting in an impairment loss.

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

The Company’s prior accounting methodology with respect to costs paid on its behalf by the Distributor was based on the view that such costs should be recognized in the Company’s financial statements to the extent of the Company’s economic participation and ownership interest in the Distributor.  The Company has now determined that it should recognize all such costs incurred on its behalf by the Distributor in the Company’s financial statements.  As a result of this change, selling, general and administrative expenses increased by $0.8 million and $1.7 million for three and six months ended June 30, 2008 respectively, and increased by $0.8 million and $1.4 million for three and six months ended June 30, 2007 respectively.

In addition, the Company previously did not account for its obligation to deliver shares of its Common Stock to the Distributor upon the redemption of the aforementioned Class W Units.  The Company has now accounted for such obligation as a written call option (the “Class W Option Liability”), by recording the fair value of the Class W Option Liability as of July 21, 2006 (i.e., the date that the Class W Units of the Distributor were issued), and subsequently re-measuring the fair value of the Class W Option Liability through its Statements of Operations (in other income/expense) at the end of every reporting period.  As of July 21, 2006, the Class W Option Liability was valued at $3.8 million.  Subsequently, the Company has re-measured and recorded in its financial statements the fair value movements in the Class W Option Liability as June 30, 2008 and 2007.  As a result of these re-measurements, other income for the three and six months ended June 30, 2008 increased by $2.8 million to $2.9 million, and $1.3 million to $1.5 million, respectively, and other income for the three and six months ended June 30, 2007 increased by $0.01 million to $0.1 million and $0.4 million to  $0.5 million, respectively.

The cumulative impact of the above-described restatement adjustments (and, in the case of the Company’s impairment of its investment in Distributor, the events described in Note 5) on impairment of investment in Distributor, selling, general and administrative expenses, equity in net loss from Distributor, other income, benefit for income taxes, net loss, net loss per share, investment in Distributor, total assets, Class W Option Liability, deferred tax liability, total liabilities, accumulated deficit and total stockholders’ equity as of and for the three months and six months ended June 30, 2008 and 2007 are as follows:

(In thousands)	Three Months Ended June 30, 2008 (Unaudited)			Six Months Ended June 30, 2008 (Unaudited)
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Impairment of investment in Distributor	$38,775	$(3,863)	$34,912	$38,775	$(3.863)	$34,912
Selling, general and administrative	469	810	1,279	890	1,750	2,640
Equity from net loss from Distributor	3,174	5,672	8,846	7,961	5,672	13,633
Other income	117	2,771	2,888	243	1,248	1,491
Benefit for income taxes	11,897	1,391	13,288	11,406	1,391	12,797
Net loss	(30,404)	1,543	(28,861)	(35,977)	(920)	(36,897)
Net loss per share	(0.45)	0.02	(0.43)	(0.53)	(0.02)	(0.55)
Investment in Distributor	24,630	(4,380)	20,250	24,630	(4,380)	20,250
Total assets	35,077	(4,380)	30,697	35,077	(4,380)	30,697
Class W option liability	-	2,920	2,920	-	2,920	2,920
Total liabilities	298	2,920	3,218	298	2,920	3,218
Accumulated deficit	(75,659)	(7,300)	(82,959)	(75,659)	(7,300)	(82,959)
Total stockholders' equity	34,779	(7,300)	27,479	34,779	(7,300)	27,479

(In thousands)	Three Months Ended June 30, 2007 (Unaudited)			Six Months Ended June 30, 2007 (Unaudited)
	As Originally reported	Restatement Adjustments	As Restated	As Originally reported	Restatement Adjustments	As Restated

Selling, general and administrative	$655	$817	$1,472	$1,111	$1,420	$2,531
Equity in net loss from Distributor	1,021	-	1,021	3,249	340	3,589
Other income	67	5	72	117	372	489
Benefit for income taxes	294	-	294	160	136	296
Net loss	(1,315)	(812)	(2,127)	(4,083)	(1,252)	(5,335)
Net loss per share	(0.02)	(0.01)	(0.03)	(0.06)	(0.02)	(0.08)
Investment in Distributor	82,283	1,138	83,421	82,283	1,138	83,421
Total assets	90,297	1,138	91,435	90,297	1,138	91,435
Class W option liability	-	2,644	2,644	-	2,644	2,644
Deferred tax liability	12,860	1,371	14,231	12,860	1,371	14,231
Total liabilities	13,758	4,015	17,773	13,758	4,015	17,773
Accumulated deficit	(33,982)	(2,877)	(36,859)	(33,982)	(2,877)	(36,859)
Total stockholders' equity	76,539	(2,877)	73,662	76,539	(2,877)	73,662

RESTATEMENT OF FINANCIAL STATEMENTS OF THE DISTRIBUTOR
The restatements to the Distributor’s financial statements relate to an error in the application of generally accepted accounting principles with respect to the accounting classification and measurement of certain redemption rights of the holders of the Distributor’s Class W Units.

The Distributor’s prior accounting methodology with respect to the accounting classification and measurement of the aforementioned redemption rights did not properly classify and measure the Distributor’s Class W Units as redeemable securities.  The Distributor has now recorded the cash redemption value of the Class W Units outside permanent equity in its financial statements.  Subsequent changes to the cash redemption value of such units has resulted in increase or decrease, as applicable, to the Redeemable Class W Units amount, with a corresponding increase or decrease, as applicable, in member’s deficit, which now consists of only the value of the Distributor’s Class G Units.  As of July 21, 2006 (the issuance date of the Distributor’s Class W Units), the value of the Class W Units was recorded at $277.6 million.

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

As of June 30, 2007, the cash redemption value of the Redeemable Class W Units increased by $156.9 million, to $434.5 million (resulting in a deficit balance in the Class G Units member’s deficit of $334.8 million as of June 30, 2007), and as of June 30, 2008, the cash redemption value of the Redeemable Class W Units decreased by $374.5 million, to $60.0 million (resulting in a deficit balance in the Class G Units member’s deficit of $12.5 million as of June 30, 2008).

The Distributor recorded an impairment of $1.1 million to the Class W Purchased Call Option (included in deposits and other) asset in the six months ended June 30, 2007 (with a corresponding increase to the Distributor’s other expense for the six months ended June 30, 2007 of $1.1 million).

In addition to the above, for the six months ended June 30, 2008, the Distributor performed an interim review of its goodwill and intangible assets due to the current economic market conditions in accordance with FAS 142, “Goodwill and Other Intangible Assets” and FAS 144, “Accounting for the Impairment of Disposal of Long Lived Assets.”  Based on the Distributor’s impairment review, the Distributor recorded an impairment charge of $18.9 million against its goodwill and an impairment charge of $1.7 million against its intangible assets as of June 30, 2008.

The cumulative impact of the above-described restatement adjustments (and, in the case of goodwill and other intangible assets, the events described in Note 5) on other income (expense), net income (loss), goodwill, other intangible assets, Class W Purchased Call Option (included in deposits and other), total assets, Redeemable Class W Units, and member’s equity (deficit) as of and for the three and  six months ended June 30, 2008 and 2007 are as follows:

(In thousands)	Three Months Ended June 30, 2008 (Unaudited)			Six Months Ended June 30, 2008 (Unaudited)
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Other income (expense)	$210	$-	$210	$(787)	$-	$(787)
Net loss	(11,736)	(20,592)	(32,328)	(27,177)	(20,592)	(47,769)
Goodwill	87,512	(18,906)	68,606	87,512	(18,906)	68,606
Other intangible assets	7,604	(1,686)	5,918	7,604	(1,686)	5,918
Deposits and other	2,635	2,649	5,284	2,635	2,649	5,284
Total assets	224,824	(17,943)	206,881	224,824	(17,943)	206,881
Redeemable Class W units	-	60,000	60,000	-	60,000	60,000
Member's equity (deficit)	44,866	(77,943)	(33,077)	44,866	(77,943)	(33,077)

(In thousands)	Three Months Ended June 30, 2007 (Unaudited)			Six Months Ended June 30, 2007 (Unaudited)
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated

Other expense	$(264)	$-	$(264)	$(527)	$(1,134)	$(1,661)
Net income (loss)	2,113	-	2,113	(286)	(1,134)	(1,420)
Deposits and other	223	2,649	2,872	223	2,649	2,872
Total assets	270,864	2,649	273,513	270,864	2,649	273,513
Redeemable Class W units	-	434,495	434,495	-	434,495	434,495
Member's equity (deficit)	97,025	(431,846)	(334,821)	97,025	(431,846)	(334,821)

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

The Company adopted the provisions of FAS 157 as of January 1, 2008, to account for the Class W Option Liability.  The Distributor is owned 70% by TWC Holdings, Weinstein GP Holdings LLC and W-G Holding (collectively, the “TWC Parties”) and 30% by the Company.  The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units.  The 70% interest in the Distributor held by the TWC Parties consists of Class W Units.   Pursuant to the Distributor’s Amended and Restated Limited Liability Company Agreement (the “Distributor LLC Agreement”), at any time after July 21, 2007, the TWC Parties have the option to redeem all or a portion of their Class W Units for either (i) shares of the Company’s common stock or, (ii) at the option of the Distributor (and with the consent of the TWC Parties), cash.  In order to exercise such redemption right, the TWC Parties must provide to the Distributor and the Company written notice of redemption (“Notice of Redemption”), specifying the number of Class W Units being tendered for redemption.

Upon receipt of a Notice of Redemption, the number of Company common shares issuable to the TWC Parties is determined by multiplying (i) the number Class W Units being redeemed, by (ii) a fraction, the numerator of which is the number of outstanding Company common shares as of the date of the Notice of Redemption, and the denominator of which is the number of outstanding Company common shares as of July 21, 2006 (the intent of this adjustment factor being that the TWC Parties would receive no less than 70% of the Company’s common stock upon redemption of all of the Class W Units).  Notwithstanding the above-described computation, in the event that the trading price of the Company’s common stock is less than $0.42 as of the date of the Notice of Redemption, the number of common shares issuable to the TWC Parties is determined by dividing (i) $60.0 million dollars (the “Floor Amount”), by (ii) the trading price of the Company’s common stock as of the date of the Notice of Redemption (such calculation being referred to as the “Floor Calculation”).  In other words, if on the date of the Notice of Redemption the trading price of the Company’s common stock is less than $0.42, then the TWC Parties would be entitled to receive either cash or shares of the Company’s common stock with a value of no less than the Floor Amount of $60.0 million.

The Class W Option Liability recorded at fair value in the Company’s balance sheet as of June 30, 2008 is categorized based upon the level of judgment associated with the inputs used to measure its fair value.  Hierarchical levels defined by FAS 157 are directly related to the amount of subjectivity associated with the inputs to the fair valuation of the Class W Option Liability, which is as follows:

Level 1 – inputs are un-adjusted quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 – inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 – unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

The Company has utilized a lattice valuation model to simulate future stock movements of the Company’s Common Stock in order to determine the fair value of the Class W Option Liability.  The assumptions used in preparing such model include, among other things, inputs such as volatility, risk-free interest rates, dividend yield, expected time of redemption and assessment of counterparty risk, which the Company has classified as unobservable, Level 3 inputs.  The Company has determined the fair value of the Class W Option Liability as of June 30, 2008 to be $2.9 million resulting in an increase to other income of $2.8 million for the three months ended June 30, 2008 (as compared to March 31, 2008), and an increase to other income of $1.2 million for the six months ended June 30, 2008 (as compared to December 31, 2007). The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for three and six months ended June 30, 2008:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Class W Option Liability:
Balance at beginning of period	$5,691	$4,168
Re-measurement of Class W Option Liability	(2,771)	(1,248)
Balance at June 30, 2008	$2,920	$2,920

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

NOTE 5.  INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Summaries of the statements of operations, balance sheet and the computations of the Company’s equity in net loss of the Distributor are shown below.

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008 Restated (Note 3)	June 30, 2007 Restated (Note 3)	June 30, 2008 Restated (Note 3)	June 30, 2007 Restated (Note 3)

Revenues, net of sales, returns, discounts and allowances of $51,750 and $32,411 for the three months ended June 30, 2008 and 2007, respectively, and $80,756 and $64,083 for the six months ended June 30, 2008 and 2007, respectively	$74,637	$112,653	$172,848	$195,770

Total cost of revenues	(75,697)	(99,891)	(177,691)	(176,046)
Gross profit (loss)	(1,060)	12,762	(4,843)	19,724

Total operating expenses	(12,572)	(10,385)	(23,233)	(19,483)
Impairment charge	(18,906)	-	(18,906)	-
(Loss) Income from operations	(32,538)	2,377	(46,982)	241

Other income (expense), net	210	(264)	(787)	(1,661)
Net income (loss)	$(32,328)	$2,113	$(47,769)	$(1,420)

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2008	December 31, 2007
	Restated (Note 3)	Restated
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$427	$3,102
Restricted cash - short term	13,412	7,765
Accounts receivable, net of allowance for doubtful accounts of $2,839 and $4,311
and sales returns of $45,809 and $68,159	42,584	123,295
Inventories, net of reserves for obsolescence of $12,989 and $13,257	11,418	11,282
Prepaid expenses and other current assets	606	1,110

Total current assets	68,447	146,554

Restricted cash - long term	3,186	3,323
Property and equipment, net of accumulated depreciation of $667 and $455	4,246	953
Royalty advances, net of uncollectible advances of $9,954 and $5,112	35,389	31,492
Film library, net of accumulated amortization of $9,707 and $6,452	14,482	14,403
Goodwill	68,606	87,512
Other intangible assets, net of accumulated amortization of $13,667 and $9,675	5,918	11,596
Deferred financing fees	1,323	1,654
Deposits and other	5,284	5,617

Total assets	$206,881	$303,104

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$23,885	$31,477
Notes payable	15,981	31,297
Notes payable to Genius Products, Inc.	8,506	-
Remittance to TWC	61,666	78,759
Remittance to other licensors	23,155	20,000
Accrued advertising and marketing	16,045	24,515
Other accrued expenses	12,944	20,910
Deferred revenue	16,148	8,492

Total current liabilities	178,330	215,450

Long term liabilities:
Notes payable to Genius Products, Inc.	-	8,191
Long term notes payable	1,599	627
Long term capital lease	29	30

Total long term liabilities	1,628	8,848

Redeemable Class W units	60,000	284,378

Total member's deficit	(33,077)	(205,572)

Total liabilities and member's deficit	$206,881	$303,104

Our equity in net loss of the Distributor is adjusted each period for non-cash basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

With respect to the six months ended June 30, 2007, and as a result of restating the Distributor’s financial statements as described in Note 3, the net loss for the six months ended June 30, 2007 increased by $1.1 million to $1.4 million.  This resulted in a basis difference adjustment to our investment in the Distributor of $0.3 million (30% of the net loss from the Distributor for the six months ended June 30, 2007).

With respect to the six months ended June 30, 2008, the Distributor performed an interim review of its goodwill and intangible assets due to the current economic market conditions in accordance with FAS 142, “Goodwill and Other Intangible Assets” and FAS 144, “Accounting for the Impairment of Disposal of Long Lived Assets.” The Distributor believes it is more than likely that the carrying value of the Distributor’s goodwill and intangible assets exceed their fair value as of June 30, 2008.  Based on the Distributor’s impairment review, the Distributor recorded an impairment charge of $18.9 million against its goodwill and an impairment charge of $1.7 million against its intangible assets as of June 30, 2008.  In light of the continued adverse economic conditions in the marketplace, the Distributor will continue to monitor its goodwill and intangible assets for possible future impairment.  The aforementioned impairments of the Distributor’s goodwill and intangible assets resulted in a basis difference adjustment to the Company’s investment in the Distributor of $6.2 million (which is 30% of the net loss from the Distributor for the six months ended June 30, 2008).

	Six Months Ended June 30,
	2008	2007 Restated (Note 3)

Genius Products, Inc. 30% share of net loss from the Distributor	$14,331	$426

Adjustments for basis differences	525	2,221

(Benefit)/Expense for stock compensation for Distributor employees	(1,129)	942

Genius Products, Inc. 30% share of interest on the Distributor's notes payable	(94)	-

Equity in net loss from Distributor	$13,633	$3,589

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

NOTE 6.  CONTINGENCIES

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

NOTE 7.  NOTES RECEIVABLE FROM RELATED PARTY

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

NOTE 8.  STOCKHOLDERS' EQUITY

COMMON STOCK
During the six months ended June 30, 2008, we issued 50,000 common shares related to the exercise of stock options for proceeds of $0.04 million.  In addition, the Company retired 150,000 shares of its common stock in the second quarter.  No warrants were exercised during the six months ended June 30, 2008.

During the six months ended June 30, 2007, we issued 2,368,573 common shares related to the exercise of warrants (some of which were cashless exercises) for proceeds of $1.8 million. Additionally, during the six months ended June 30, 2007, we issued 830,495 common shares related to the exercise of options for proceeds of $1.4 million.

A summary of warrant activity follows:

		Weighted
		Average	Aggregate
	Warrants	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2007	10,425,958	$2.45
Cancelled	(668,038)
June 30, 2008	9,757,920	$2.53	$-
Warrants exercisable, June 30, 2008	9,757,920	$2.53	$-

The following information applies to warrants outstanding at June 30, 2008:

			Weighted		Weighted
			average		average
			exercise price of		exercise price of
	Warrants	Average	warrants	Warrants	warrants
	outstanding	remaining life	outstanding	exercisable	exercisable
Under $1.50	275,718	0.10	$1.40	275,718	$1.40
$1.50 - $1.99	170,723	2.26	1.88	170,723	1.88
$2.00 - $2.99	7,664,479	2.09	2.48	7,664,479	2.48
$3.00 - $3.99	1,647,000	0.75	3.00	1,647,000	3.00
	9,757,920	1.81	$2.53	9,757,920	$2.53

NOTE 9.  STOCK-BASED COMPENSATION

The following table summarizes the activity for outstanding options for the three months ended June 30, 2008:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
December 31, 2007	17,770,041	$1.82
Exercised	(50,000)	0.89
Canceled	(173,666)	1.81
June 30, 2008	17,546,375	$1.83	$-
Options exercisable, June 30, 2008	15,132,566	$1.79	$-

The following table summarizes additional information regarding outstanding and exercisable stock options as of June 30, 2008:

			Weighted		Weighted
			average		average
			exercise price of		exercise price of
	Options	Average	options	Options	options
	outstanding	remaining life	outstanding	exercisable	exercisable
Under $1.50	1,900,752	3.57	$0.67	1,900,752	$0.67
$1.50 - $1.99	10,573,373	6.49	1.72	9,156,064	1.69
$2.00 - $2.99	3,917,500	6.47	2.15	2,921,000	2.10
$3.00 - $3.99	793,750	5.58	3.00	793,750	3.00
$4.00 + over	361,000	4.08	5.07	361,000	5.07
	17,546,375	6.08	$1.83	15,132,566	$1.79

For the service-based stock options, the Distributor estimated share-based compensation expense for the three months ended June 30, 2008 and 2007 using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Risk free interest rate	3.8%	3.6%
Expected dividend yield	-	-
Expected volatility	74.5%	73.7%
Expected life (in years)	6.0	6.0

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

NOTE 10.  INCOME TAXES

The Company recorded a federal and state tax benefit of $12.8 million for the six months ended June 30, 2008.  The tax benefit resulted from the reversal of the deferred tax liability related to our investment in the Distributor primarily due to the impairment recorded.

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

Bad debt and customer deductions decreased by $0.6 for the three months ending June 30, 2008 and $1.5 million for the six months ending June 30, 2008 versus a charge of $0.2 million for the six months ended June 30, 2007 due to improved accounts receivable collections, and better management of customer deductions.

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

Marketing and advertising costs decreased by $5.5 million for the three months ended June 30, 2008 and $7.0 million for six months ended June 30, 2008.  The reduction in marketing cost was primarily due to efficiencies in managing market development funds, a decrease in the number of TWC titles being released, and implementing strict budgetary controls.

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

Operating Expenses

The Company had selling, general and administrative expenses of $1.3 million and $2.6 million for the three and six months ended June 30, 2008, respectively, versus $1.5 million and $2.5 million for the three and six months ended June 30, 2007, respectively.

The Company’s 30% equity in the net loss of the Distributor was $8.8 and $13.6 million for the three and six months ended June 30, 2008 versus $1.0 million and $3.6 million for the three and six months ended June 30, 2007.  Included within the Company’s 30% equity in the net loss of the Distributor for the three and six months ended June 30, 2008 was $6.2 million resulting from the Distributor recording an impairment to its goodwill and intangible assets.

In the second quarter of 2008, the Company hired an independent financial and strategic advisory firm to determine the fair value of the Distributor as of June 30, 2008, which resulted in the Company recording an impairment charge of $34.9 million for the three and six months ended June 30, 2008, as the Company concluded that an other than temporary decline had occurred in the fair value of the Distributor as of June 30, 2008.

Other Income and Expense

The Company had other income of $2.8 million and $1.3 million for the three and six months ended June 30, 2008 versus $0.01 million and $0.4 million for the three and six months ended June 30, 2007.  Other income reflects the re-measurement of the Class W Option Liability.  The Company also had interest income of $0.1 million and $0.2 million for the three and six months ended June 30, 2008, and $0.1 million and $0.1 million for the three and six months ended June 30, 2007.

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

GENIUS PRODUCTS, INC., a Delaware corporation
Dated: March 26, 2009	By:	/s/ Trevor Drinkwater
Trevor Drinkwater President and Chief Executive Officer (Principal Executive Officer)

Dated: March 26, 2009	By:	/s/ Edward J. Byrnes
Edward J. Byrnes Chief Financial Officer (Principal Financial and Accounting Officer)