Form 10-Q
period 2008-09-30
GENIUS PRODUCTS INC
filed 2009-03-30
CIK 1098016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 67,609,094 shares outstanding of the issuer's Common Stock as of March 9, 2009.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	4

	Condensed consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	4

	Condensed consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2007 (unaudited), and for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	5

	Condensed consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	6

	Notes to Condensed consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	32

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3	Defaults Upon Senior Securities	32

Item 4	Submission of Matters to a Vote of Security Holders	32

Item 5	Other Information	32

Item 6	Exhibits	33

SIGNATURES		34

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE INFORMATION)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,840	$1,757
Prepaid expenses and other current assets	-	110
Notes Receivable from Distributor	8,691	-
Total current assets	10,531	1,867

Notes Receivable from Distributor	-	8,191
Investment in Distributor	4,287	73,002
Total assets	$14,818	$83,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued Expenses	7	-
Accounts payable to Distributor, net	305	198
Total current liabilities	312	198

Class W Option Liability	2,253	4,168
Deferred tax liability	-	12,797
Total liabilities	2,565	17,163

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares outstanding	-	-
Series W preferred stock, $.0001 par value; 100 shares authorized and outstanding	-	-
Common stock, $.0001 par value; 300,000,000 shares authorized; 67,609,094 and 67,709,094 shares outstanding, respectively	7	7
Additional paid-in capital	110,533	112,293
Accumulated deficit	(98,287)	(46,403)
Total stockholders' equity	12,253	65,897

Total liabilities and stockholders' equity	$14,818	$83,060

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 Restated (Note 3)	2008	2007 Restated (Note 3)
Operating expenses:
Impairment of investment in Distributor	$1,121	$-	$36,033	$-
Selling, general and administrative	1,229	1,336	3,868	3,867
Equity in net loss from Distributor	13,784	3,010	27,417	6,599

Total operating expenses	16,134	4,346	67,318	10,466

Loss from operations	(16,134)	(4,346)	(67,318)	(10,466)

Interest and other income, net	806	(31)	2,297	457

Loss before provision for income taxes	(15,328)	(4,377)	(65,021)	(10,009)

Benefit (Provision) for income taxes	-	(104)	12,797	193
Net loss	$(15,328)	$(4,481)	$(52,224)	$(9,816)

Basic and diluted EPS

Net loss per share	$(0.23)	$(0.07)	$(0.77)	$(0.15)

Basic and diluted weighted average shares	67,609,094	66,951,924	67,655,809	65,738,041

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007 Restated (Note 3)
Cash flows from operating activities
Net loss	$(52,224)	$(9,816)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of investment in Distributor	36,033	-
Equity in net loss from Distributor	27,417	6,599
Operating expenses paid by Distributor	3,489	3,192
Stock compensation expense	312	654
Deferred tax benefit	(12,797)	(193)
Revaluation of Class W option liability	(1,915)	(255)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses, notes receivable and deposits	110	(91)
Decrease in accounts payable	-	(59)
Decrease in Distributor payable	(393)	-
Increase in accrued expenses	7	157
Net cash provided by operating activities	39	188

Cash flows from investing activities:
Short-term note receivable from related party	-	(6,000)
Net cash used in investing activities	-	(6,000)

Cash flows from financing activities:
Proceeds from exercise of options	44	1,595
Proceeds from exercise of warrants	-	3,634
Net cash provided by financing activities	44	5,229

Net increase (decrease) in cash and cash equivalents	83	(583)
Cash and cash equivalents at beginning of period	1,757	3,745
Cash and cash equivalents at end of period	$1,840	$3,162

See accompanying notes to condensed unaudited interim financial statements.

GENIUS PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  NATURE OF BUSINESS

The financial statements and related footnote disclosures reflect the results of operations of the Company and the Distributor, as applicable, as of and for the periods ended September 30, 2008 and 2007.  The financial statements and related footnote disclosures do not reflect the impact of any events that have occurred since September 30, 2008, which events are more particularly described in Note 11 to the Company’s financial statements and in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2009.

Genius Products, Inc. (“we”, “us”, “our” or the “Company”), through our 30%-owned subsidiary, Genius Products, LLC (the “Distributor”), is a leading independent home entertainment products company that acquires, produces and licenses, through the Distributor’s multiple distribution agreements with content partners, an extensive library of motion pictures, television programming, and  trend entertainment on digital versatile disks (“DVD”) and digitally.  The Distributor works in partnership with major retailers to distribute widely recognized home entertainment brands to a diversified customer base.  The remaining 70% of the Distributor is owned by The Weinstein Company Holdings LLC (“TWC Holdings”) (which includes a 1% percentage interest owned indirectly through its wholly-owned subsidiary, W-G Holding Corp. (“W-G Holding”), and a 14% percentage interest owned indirectly through its indirect wholly-owned subsidiary, Weinstein GP Holdings LLC (“Weinstein GP Holdings”)).  TWC Holdings is the subsidiary company of The Weinstein Company LLC (“TWC”), the largest provider of content for the Distributor’s library.

Through the Distributor, for which the Company serves as managing member, we produce and distribute a vast content library that encompasses approximately 3,550 feature films and documentaries and 4,000 hours of television programming.  This library includes feature films and television programming from critically acclaimed producers such as The Weinstein Company®, for which the Distributor has the exclusive U.S. home video distribution rights, and RHI Entertainment™ (Hallmark library).  Additional content, such as independent films, sports, family, and lifestyle productions, come from partnerships with established consumer brands:  ESPN®, World Wrestling Entertainment®, Sesame Workshop®, Discovery Kids™, Animal Planet and The Learning Channel (TLC™).

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

The Distributor primarily sells to major national retailers including Wal-Mart, Blockbuster Entertainment, Best Buy, Circuit City, Kmart, Target, NetFlix, Costco, Sam’s Club, Amazon, Borders, Toys R Us and Columbia House.We believe that the strong relationships the Distributor has developed with these well-known retailers as well as with the Distributor’s branded content partners help promote the Distributor’s programming and heighten consumer awareness of its programs.

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

The Distributor primarily focuses on four core branded content categories that we call Content Verticals:

•	Theatrical/Independent Films (includes RHI Entertainment™ (Hallmark library), The Weinstein Company® and Wellspring™)
•	Sports (includes ESPN® and World Wrestling Entertainment®)
•	Lifestyle (includes Animal Planet, The Learning Channel (TLC™) and Wellspring™)
•	Family/Faith (includes Discovery Kids™, and Sesame Workshop®)

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

On April 22, 2008, TWC Holdings transferred an approximate 15% percentage interest in the Distributor to its indirect wholly-owned subsidiary Weinstein GP Holdings.  Thus, the Distributor is owned 70% by TWC Holdings, Weinstein GP Holdings and W-G Holding and 30% by the Company.  The 70% interest in the Distributor held by TWC Holdings, Weinstein GP Holdings and W-G Holding consists of Class W Units and is redeemable, at TWC Holdings’ and W-G Holding’s option commencing at any time from July 21, 2007  for not less than 70% of the Company’s outstanding common stock, or with TWC Holdings’, Weinstein GP Holdings’ and W-G Holding’s approval, cash.  The redemption value of the Class W Units may not be less than $60.0 million. The Company’s 30% membership interest in the Distributor consists of the Distributor’s Class G Units (see Note 5 below).

In addition, on the Closing Date the Company issued an aggregate of 100 shares of the Company’s Series W Preferred Stock to TWC Holdings and W-G Holding in connection with the TWC Transaction.  On April 22, 2008, W-G Holding transferred to TWC Holdings all of its Series W Preferred Stock, so that effective on such date TWC Holdings owns all of the issued and outstanding shares of the Company’s Series W Preferred Stock.  The Series W Preferred Stock provides the holders thereof with (i) the right to elect five of the seven directors on the Company’s Board of Directors, of which two are currently TWC executives, (ii) majority voting power over other actions requiring approval of our stockholders, and (iii) the right to approve certain specified actions.  The Series W Preferred Stock has no rights to receive dividends and minimal liquidation value.

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

RECENT RESTRUCTURING TRANSACTIONS
Since September 30, 2008, the Company and the Distributor have been parties to certain restructuring transactions more particularly described in Note 11.

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

As more fully described in Note 11 (under the heading “Recent Events Relating to Liquidity and Capital Resources”), the Distributor is not in compliance with the terms, conditions and covenants of the Amended Credit Agreement and has experienced a significant reduction in net revenue and liquidity.  Management plans with respect to these matters is also described in Note 11.  As the Company relies solely on the Distributor to fund its operations and is also the guarantor of the Distributor’s credit facility (see Note 6), any adverse impact on the operations and liquidity of the Distributor could also adversely impact the Company’s results of operations and liquidity.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the equity method of accounting, only the Company’s investment in and amounts due from the Distributor have been included as an asset in the Company’s condensed consolidated balance sheet.  The TWC Transaction represented a non-monetary exchange of a business controlled by the Company for a non-controlling interest in the Distributor. Accordingly, the amount recorded for the Company’s investment in the Distributor was partially based on the Company’s fair value as determined by reference to the quoted market prices of the Company’s shares at the close of the market on the Closing Date and partially based on the historical basis of the net assets surrendered in the TWC Transaction.  On the Closing Date, we recorded a gain based on the difference between the fair market value of assets contributed and their net book value, reduced for the portion of the gain associated with the retained economic interest in the Distributor.  The Distributor is treated as a partnership for U.S. federal income tax purposes.

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

INCOME TAXES
The Company files a consolidated corporate tax return and accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when some portion or the entire deferred tax asset will not be realized on a more likely than not basis.  Based on the Company’s assessment of all available evidence, the Company has concluded that its deferred tax assets are not more likely than not to be realized. This conclusion is based primarily on our history of net operating losses, annual net operating loss limitations under Internal Revenue Code (“IRC”) Section 382, and the need to generate significant amounts of taxable income in future periods on a consistent and prolonged basis in order to utilize the deferred tax assets.  Accordingly, the Company has historically recorded a full valuation allowance on its deferred tax assets and had recorded a net deferred tax liability related to its investment in the Distributor.  The deferred tax liability related to the Distributor was not offset against the deferred tax assets as the reversal period for this amount was not considered to be determinable on a more likely than not basis.  In the nine month period ended September 30, 2008, the tax basis of our investment in Distributor exceeded the amount for financial reporting purposes.  Accordingly, the entire deferred tax liability was reversed.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We have no material unrecognized tax benefits at September 30, 2008.

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

The Company’s prior accounting methodology with respect to costs paid on its behalf by the Distributor was based on the view that such costs should be recognized in the Company’s financial statements to the extent of the Company’s economic participation and ownership interest in the Distributor.  The Company has now determined that it should recognize all such costs incurred on its behalf by the Distributor in the Company’s financial statements.  As a result of this change, selling, general and administrative expenses increased by $0.9 million and $2.3 million for the three and nine months ended September 30, 2007, respectively.

In addition, the Company previously did not account for its obligation to deliver shares of its Common Stock to the Distributor upon the redemption of the aforementioned Class W Units.  The Company has now accounted for such obligation as a written call option (the “Class W Option Liability”), by recording the fair value of the Class W Option Liability as of July 21, 2006 (i.e., the date that the Class W Units of the Distributor were issued), and subsequently re-measuring the fair value of the Class W Option Liability through its Statements of Operations (in other income/expense) at the end of every reporting period.  As of July 21, 2006, the Class W Option Liability was valued at $3.8 million.  Subsequently, the Company has re-measured and recorded in its financial statements the fair value movements in the Class W Option Liability as of September 30, 2007.  As a result of these re-measurements, other income for the three months ended September 30, 2007 decreased by $0.1 million to $0.03 million of other expense, and other income for the nine months ended September 30, 2007 increased by $0.3 million to $0.5 million.

The cumulative impact of the above-described restatement adjustments on selling, general and administrative expenses, equity in net loss from Distributor, other income (expense), provision (benefit) for income taxes, loss before extraordinary item, net loss, net loss per share, investment in Distributor, total assets, Class W Option Liability, deferred tax liability, total liabilities, accumulated deficit and total stockholders’ equity as of and for the three and nine months ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2007 (Unaudited)			Nine Months Ended September 30, 2007 (Unaudited)
(In thousands)	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
Selling, general and administrative	$448	$888	$1,336	$1,559	$2,308	$3,867
Equity in net loss from distributor	3,010	-	3,010	6,259	340	6,599
Other income (expense)	86	(117)	(31)	202	255	457
Provision (benefit) for income taxes	104	-	104	(57)	(136)	(193)
Loss before extraordinary item	(3,476)	(1,005)	(4,481)	(7,559)	(2,257)	(9,816)
Net loss	(3,476)	(1,005)	(4,481)	(7,559)	(2,257)	(9,816)
Net loss per share	(0.05)	(0.02)	(0.07)	(0.11)	(0.04)	(0.15)
Investment in Distributor	79,391	250	79,641	79,391	250	79,641
Total assets	89,636	250	89,886	89,636	250	89,886
Class W option liability	-	2,761	2,761	-	2,761	2,761
Deferred tax liability	12,964	1,371	14,335	12,964	1,371	14,335
Total liabilities	13,986	4,132	18,118	13,986	4,132	18,118
Accumulated deficit	(37,458)	(3,882)	(41,340)	(37,458)	(3,882)	(41,340)
Total stockholders' equity	75,650	(3,882)	71,768	75,650	(3,882)	71,768

RESTATEMENT OF FINANCIAL STATEMENTS OF THE DISTRIBUTOR
The restatements to the Distributor’s financial statements relate to an error in the application of generally accepted accounting principles with respect to the accounting classification and measurement of certain redemption rights of the holders of the Distributor’s Class W Units.

The Distributor’s prior accounting methodology with respect to the accounting classification and measurement of the aforementioned redemption rights did not properly classify and measure the Distributor’s Class W Units as redeemable securities.  The Distributor has now recorded the cash redemption value of the Class W Units outside permanent equity in its financial statements.  Subsequent changes to the cash redemption value of such units have resulted in increase or decrease, as applicable, to the Redeemable Class W Units amount, with a corresponding increase or decrease, as applicable, in member’s deficit, which now consists of only the value of the Distributor’s Class G Units.  As of July 21, 2006 (the issuance date of the Distributor’s Class W Units), the value of the Class W Units was recorded at $277.6 million.

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

As of September 30, 2007, the cash redemption value of the Redeemable Class W Units increased by $166.2 million, to $443.8 million (resulting in a deficit balance in the Class G Units member’s deficit of $350.2 million as of September 30, 2007).

The Distributor recorded an impairment of $1.1 million to the Class W Purchased Call Option (included in deposits and other) asset in the nine months ended September 30, 2007 (with a corresponding increase to the Distributor’s other expense for the nine months ended September 30, 2007 of $1.1 million).

The cumulative impact of the above-described restatement adjustments on other expense, net loss, Class W Purchased Call Option (included in deposits and other), total assets, Redeemable Class W Units, and member’s equity (deficit) as of and for the three and nine months ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2007 (Unaudited)			Nine Months Ended September 30, 2007 (Unaudited)
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
Other expense	$(1,226)	$-	$(1,226)	$(1,753)	$(1,134)	$(2,887)
Net loss	(5,179)	-	(5,179)	(5,465)	(1,134)	(6,599)
Deposits and other	228	2,649	2,877	228	2,649	2,877
Total assets	336,557	2,649	339,206	336,557	2,649	339,206
Redeemable Class W Units	-	443,812	443,812	-	443,812	443,812
Member's equity (deficit)	90,992	(441,163)	(350,171)	90,992	(441,163)	(350,171)

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

The Class W Option Liability recorded at fair value in the Company’s balance sheet as of September 30, 2008 is categorized based upon the level of judgment associated with the inputs used to measure its fair value.  Hierarchical levels defined by FAS 157 are directly related to the amount of subjectivity associated with the inputs to the fair valuation of the Class W Option Liability, which is as follows:

Level 1 – inputs are un-adjusted quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 – inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 – unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

The Company has utilized a lattice valuation model to simulate future stock movements of the Company’s Common Stock in order to determine the fair value of the Class W Option Liability.  The assumptions used in preparing such model include, among other things, inputs such as volatility, risk-free interest rates, dividend yield, expected time of redemption and assessment of counterparty risk, which the Company has classified as unobservable, Level 3 inputs.  The Company has determined the fair value of the Class W Option Liability as of September 30, 2008 to be $2.3 million resulting in an increase to other income of $0.7 million for the three months ended September 30, 2008 (as compared to June 30, 2008), and an increase of $1.9 million for the nine months ended September 30, 2008 (as compared to December 31, 2007). The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Class W Option Liability:
Balance at beginning of period	$2,920	$4,168
Re-measurement of Class W Option Liability	(667)	(1,915)
Balance at September 30, 2008	$2,253	$2,253

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

NOTE 5.  INVESTMENT IN DISTRIBUTOR (GENIUS PRODUCTS, LLC)

Summaries of the statements of operations, balance sheet, statements of cash flows, and the computations of the Company’s equity in net loss of the Distributor are shown below.

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007 Restated (Note 3)	September 30, 2008	September 30, 2007 Restated (Note 3)
Revenues, net of sales, returns, discounts and allowances of $31,562 and $42,081 for the three months ended September 30, 2008 and 2007, respectively, and $112,318 and $106,163 for the nine months ended September 30, 2008 and 2007, respectively	$77,241	$93,413	$250,089	$289,183

Total cost of revenues	(111,581)	(86,601)	(289,273)	(262,647)
Gross profit (loss)	(34,340)	6,812	(39,184)	26,536

Total operating expenses	(4,370)	(10,765)	(27,602)	(30,248)
Impairment charge	-	-	(18,906)	-
Loss from operations	(38,710)	(3,953)	(85,692)	(3,712)

Other expense	(3,340)	(1,226)	(4,127)	(2,887)
Net loss	$(42,050)	$(5,179)	$(89,819)	$(6,599)

GENIUS PRODUCTS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2008 (Unaudited)	December 31, 2007 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$3,987	$3,102
Restricted cash - short term	2,959	7,765
Accounts receivable, net of allowance for doubtful accounts of $3,263 and $4,311 and sales returns of $41,947 and $68,159	57,887	123,295
Inventories, net of reserves for obsolescence of $12,676 and $13,257	12,109	11,282
Prepaid expenses and other current assets	747	1,110

Total current assets	77,689	146,554

Restricted cash - long term	3,187	3,323
Property and equipment, net of accumulated depreciation of $775 and $455	6,712	953
Royalty advances, net of uncollectible advances of $34,055 and $5,112	11,503	31,492
Film library, net of accumulated amortization of $16,853 and $6,452	3,503	14,403
Goodwill	68,606	87,512
Other intangible assets, net of accumulated amortization of $14,178 and $9,675	5,287	11,596
Deferred financing fees	1,158	1,654
Deposits and other	3,413	5,617

Total assets	$181,058	$303,104

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$16,089	$31,477
Notes payable	17,924	31,297
Notes payable to Genius Products, Inc.	8,691	-
Remittance to TWC	89,029	78,759
Remittance to other licensors	28,407	20,000
Accrued advertising and marketing	13,294	24,515
Other accrued expenses	12,429	20,910
Deferred revenue	9,860	8,492

Total current liabilities	195,723	215,450

Long term liabilities:
Notes payable to Genius Products, Inc.	-	8,191
Long term notes payable	1,449	627
Long term capital lease	15	30

Total long term liabilities	1,464	8,848

Redeemable Class W Units	60,000	284,378

Total member's deficit	(76,129)	(205,572)

Total liabilities and member's deficit	$181,058	$303,104

GENIUS PRODUCTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2008	2007 (Restated)
Cash flows from operating activities:
Net loss	$(89,819)	$(6,599)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	320	255
Amortization of intangible assets	6,309	3,065
Amortization of film library	12,234	916
Amortization of deferred financing costs	496	64
Change in allowance for doubtful accounts and provision for returns	(27,260)	6,160
Change in provision for obsolete inventory	(581)	(644)
Stock compensation expense	(1,627)	1,843
Interest expense on notes payable	500	7
Impairment of goodwill	18,906	-
Impairment of Class W purchased call option	-	1,134
Changes in assets and liabilities:
(Increase) decrease in restricted cash	4,942	(8,370)
(Increase) decrease in accounts receivable	94,420	(47,740)
(Increase) decrease in inventory	(246)	(11,234)
(Increase) decrease in prepaid expenses and deposits	4,530	(64)
(Increase) decrease in notes receivable	-	86
(Increase) decrease in royalty advances	29,389	(17,022)
(Increase) decrease in film library	2,399	(9,075)
Increase (decrease) in accounts payable	(12,751)	15,310
Increase (decrease) in accrued expenses and other	(19,960)	6,972
Increase (decrease) in deferred revenue	1,368	53,683
Increase (decrease) in remittance to TWC	10,270	(30,541)
Increase (decrease) in remittance to other licensors	(10,916)	11,158

Net cash provided by (used in) operating activities	22,923	(30,636)
Cash flows from investing activities:
Purchase of Castalian (net of working capital acquired of $527)	-	(3,683)
Purchase of property and equipment	(6,079)	(228)

Net cash used in investing activities	(6,079)	(3,911)
Cash flows from financing activities:
Proceeds from Credit Facility	26,927	36,000
Repayments of Credit Facility	(39,368)	(213)
Repayments of long term capital lease	(29)	-
Deferred Financing Costs Paid	-	(1,463)
Distribution to Members	(3,489)	(3,311)

Net cash provided by (used in) financing activities	(15,959)	31,013

Net increase (decrease) in cash and equivalents	885	(3,534)
Cash at beginning of period	3,102	8,326

Cash at end of period	$3,987	$4,792
Non-cash transactions Redeemable Class W units re-measurement to redemption value	$224,378	$23,400

See accompanying notes to condensed unaudited interim financial statements.

Our equity in net loss of the Distributor is adjusted each period for non-cash basis differences between the investment and the underlying equity in the Distributor and for the impact of certain costs incurred by the Distributor on behalf of the Company.

With respect to the nine months ended September 30, 2007, and as a result of restating the Distributor’s financial statements as described in Note 3, the net loss for the nine months ended September 30, 2007 increased by $1.1 million to $6.6 million.  This resulted in a basis difference adjustment to our investment in the Distributor of $0.3 million (30% of the net loss from the Distributor for the nine months ended September 30, 2007).

With respect to the nine months ended September 30, 2008, the Distributor performed an interim review of its goodwill and intangible assets due to the current economic market conditions in accordance with FAS 142, “Goodwill and Other Intangible Assets” and FAS 144, “Accounting for the Impairment of Disposal of Long Lived Assets.” The Distributor believes it is more than likely that the carrying value of the Distributor’s goodwill and intangible assets exceed their fair value as of September 30, 2008.  Based on the Distributor’s impairment review, the Distributor recorded an impairment charge of $18.9 million against its goodwill and an impairment charge of $1.8 million against its intangible assets as of September 30, 2008.  In light of the continued adverse economic conditions in the marketplace, the Distributor will continue to monitor its goodwill and intangible assets for possible future impairment.  The aforementioned impairments of the Distributor’s goodwill and intangible assets resulted in a basis difference adjustment to the Company’s investment in the Distributor of $6.2 million (which is 30% of the net loss from the Distributor for the nine months ended September 30, 2008).

	Nine Months Ended September 30,
	2008	2007 Restated (Note 3)
Genius Products, Inc. 30% share of net loss from the Distributor	$26,946	$1,979

Adjustments for basis differences	1,759	3,330

(Benefit)/Expense for stock compensation for Distributor employees	(1,139)	1,290

Genius Products, Inc. 30% share of interest on the Distributor's notes payable	(149)	-

Equity in net loss from Distributor	$27,418	$6,599

NOTE 6.  CONTINGENCIES

GUARANTY OF CREDIT FACILITY On August 10, 2007, the Distributor entered into a three-year, senior secured revolving credit facility (the “Credit Agreement”) with Société Générale (‘‘Soc Gen’’), as lender and agent.    The Credit Agreement provided for an initial commitment of $30 million and up to a total of $70 million.  On November 1, 2007, the Distributor, Soc Gen and Alliance Leicester entered into the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased the total commitment to $50 million, based on expected incremental commitments.  The Amended Credit Agreement terminates on September 30, 2010, and may be extended to August 10, 2010, under satisfaction of certain conditions.  Borrowings outstanding under the Amended Credit Agreement were $16.9 million at September 30, 2008. The maximum amount available at September 30, 2008 was $20.6 million.  Soc Gen holds a security interest in substantially all personal property of the Company, the Distributor, and its direct and indirect subsidiaries, other than TWC accounts receivable. TWC continues to have a first priority security interest in accounts receivable attributable to TWC content.  See Note 11 for a description of recent events related to the Distributor’s compliance with the terms and conditions of the Amended Credit Agreement.

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

Falcon Picture Group Matter

We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Cook County, Illinois by Falcon Picture Group, LLC (“Falcon”), and the related counterclaim filed by the Company against Falcon and its owner, Carl Amari. There have been no material developments in these matters. For a complete description of the facts and circumstances surrounding this litigation, please see the disclosure in our Annual Report on Form 10-K/A for the year ended December 31, 2007 under Part I, Item 3., “Legal Proceedings”, which is incorporated herein by reference.

Entertainment Resource Matter

We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Broward County, Florida, Case No. 06-012249 CACE 05, by Larry S. Hyman, as assignee for Entertainment Resource, Inc. (“ERI”).  There have been no material developments in this matter.  For a complete description of the facts and circumstances surrounding the ERI litigation, please see the disclosure in our Annual Report on Form 10-K/A for the year ended December 31, 2007 under Part I, Item 3., “Legal Proceedings”, which is incorporated herein by reference.

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

In the event payment of principal or interest due under the notes is not made when due, the outstanding principal balance will bear interest at the rate of two percent (2%) above the interest rate which is otherwise provided under the notes for so long as such event continues. If the notes are not paid when due, the Distributor agreed to pay the Company’s reasonable costs of collection, including, without limitation, all reasonable attorneys’ fees and all reasonable expenses actually incurred by the Company in connection with such collection efforts.  The principal amount of the notes may be prepaid in whole or in part, provided that all accrued interest on the amount to be prepaid is also paid at such time.  The proceeds from the notes were used to pay amounts owed by the Distributor to TWC under the TWC Distribution Agreement.  As of September 30, 2008, an aggregate of $8.7 million in principal and accrued interest expense was outstanding under the notes.

Payments to TWC pursuant to the TWC Distribution Agreement are due 45 days from the last day in the calendar month.   Through December 31, 2008, these terms were extended by TWC anywhere from 15 to 45 days in order to provide flexibility and manage cash flows.  As of January 1, 2009 and in connection with the restructuring transactions described in Note 11, the TWC Distribution Agreement was amended and restated and TWC and the Distributor agreed to a schedule of payment for all amounts owed by the Distributor to TWC, which schedules governs the payments going forward.

NOTE 8.  STOCKHOLDERS' EQUITY

COMMON STOCK
During the nine months ended September 30, 2008, we issued 50,000 common shares related to the exercise of stock options for proceeds of $0.04 million.  In addition, the Company retired 150,000 shares of its common stock in the second quarter.  No warrants were exercised during the nine months ended September 30, 2008.

During the nine months ended September 30, 2007, we issued 3,189,320 common shares related to the exercise of warrants (some of which were cashless exercises) for proceeds of $3.6 million. Additionally, during the nine months ended September 30, 2007, we issued 993,829 common shares related to the exercise of options for proceeds of $1.6 million.

A summary of warrant activity follows:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2007	10,425,958	$2.45
Cancelled	(943,757)
September 30, 2008	9,482,201	$2.56	$-
Warrants exercisable, September 30, 2008	9,482,201	$2.56	$-

The following information applies to warrants outstanding at September 30, 2008:

	Warrants Outstanding	Average Remaining Life	Weighted Average Exercise Price of Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price of Warrants Exercisable
Under $1.50	-	-
$1.50 - $1.99	170,722	2.01	1.88	170,722	1.88
$2.00 - $2.99	7,664,479	1.84	2.48	7,664,479	2.48
$3.00 - $3.99	1,647,000	0.50	3.00	1,647,000	3.00
	9,482,201	1.61	$2.56	9,482,201	$2.56

NOTE 9.  STOCK-BASED COMPENSATION

The following table summarizes the activity for outstanding options for the nine months ended September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2007	17,770,041	$1.82
Exercised	(50,000)	0.89
Canceled	(1,045,000)	2.14
September 30, 2008	16,675,041	$1.81	$-
Options exercisable, September 30, 2008	14,489,356	$1.77	$-

The following table summarizes additional information regarding outstanding and exercisable stock options as of September 30, 2008:

	Options Outstanding	Average Remaining Life	Options Outstanding	Options Exercisable	Options Exercisable
Under $1.50	1,900,752	3.32	$0.67	1,900,752	$0.67
$1.50 - $1.99	10,161,039	6.34	1.72	8,902,854	1.70
$2.00 - $2.99	3,633,500	6.50	2.16	2,706,000	2.11
$3.00 - $3.99	706,250	6.00	3.00	706,250	3.00
$4.00 + over	273,500	5.10	5.42	273,500	5.42
	16,675,041	5.99	$1.81	14,489,356	$1.77

For the service-based stock options, the Distributor estimated share-based compensation expense for the three and nine months ended September 30, 2008 and 2007 using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Risk free interest rate	3.6%	3.6%
Expected dividend yield	-	-
Expected volatility	73.9%	73.8%
Expected life (in years)	6.0	6.0

For market-based options, the Company utilizes the Monte Carlo Simulation as the stock option model to provide the most accurate fair value estimate due to the path dependency of the options valued under the provisions of this grant.  Monte Carlo Simulation is a lattice model, which - unlike the closed-form model – can incorporate a range of expected volatilities.  These valuations were performed on a multi-tranche basis considering three vesting tranches and the weighted average volatility for these grants is calculated to be 54.46%.  The risk-free rates have been determined based upon the interest rates for zero-coupon U.S. Treasury bonds as of September 30, 2008.  A yield curve has been determined based upon interpolating between the rates ranging from 1.02% to 3.85%.  Consistent with the service-based stock option grants, the dividend rate is 0.0% for the performance-based option grants.

Total share-based compensation expense recognized by the Company for the three and nine months ended September 30, 2008 was $0.1 million and $0.2 million versus compensation expense of $0.1 million and $0.7 for the three and nine months ended September 30, 2007.  No income tax benefit was recognized in the statement of operations for share-based compensation arrangements for the Company.

In relation to options issued by the Company to employees of the Distributor, the Distributor recorded a share-based compensation benefit of $0.01 million and $1.6 million for the three and nine months ended September 30, 2008 versus an expense of $0.5 million and $1.8 million for the three and nine months ended September 30, 2007.

NOTE 10.  INCOME TAXES

The Company recorded a federal and state tax benefit of $12.8 million for the nine months ended September 30, 2008.  The tax benefit resulted from the reversal of the deferred tax liability related to our investment in the Distributor primarily due to the impairment recorded.

NOTE 11.  SUBSEQUENT EVENTS

PURCHASE AND SALE AGREEMENT
On January 1, 2009 (the “Quadrant Transaction Closing Date”), the Company, the Distributor, TWC Holdings, Weinstein GP Holdings, W-G Holding (collectively, W-G Holding, TWC Holdings and Weinstein GP Holdings being referred to herein as the “TWC Parties”), Quadrant Management, Inc. (“Quadrant”) and GNPR Investments LLC, an affiliate of Quadrant (“GNPR Investments”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) in connection with the restructuring of the Distributor’s distribution relationship with TWC and the sale by the TWC Parties of substantially all of their respective shares and ownership interests in the Company and the Distributor (the “Quadrant Transaction”).

Pursuant to the Purchase Agreement and effective as of the Quadrant Transaction Closing Date, the Distributor and TWC agreed to settle all monetary obligations owing to TWC by the Distributor on an accrued basis for all distribution activity through September 30, 2008 pursuant to the Distribution Agreement between the Distributor and TWC (as amended, the “TWC Distribution Agreement”).  In connection with such settlement, (i) the Distributor issued to TWC a promissory note in the principal amount of $20 million (the “TWC Note”), which is payable on January 1, 2011 and accrues interest at a rate of 5% per annum, (ii) the Distributor agreed to pay to TWC up to an additional $43.3 million,  from the Quadrant Transaction Closing Date through February 2010, subject to the satisfaction by TWC of certain conditions set forth in the Purchase Agreement and (iii) the Distributor agreed to pay to TWC a further amount to the extent the estimate of amounts payable from October through and including December 2008 is less than the actual amounts determined to be payable for such period, based on the monthly accounting statements for such periods and subject to audit by TWC (to the extent such estimate exceeds the actual amounts determined to be payable for such period, such excess may be offset by the Distributor against future amounts owed to TWC). Subject to the Distributor’s satisfaction of the aforementioned payment obligations, all remaining amounts owed by the Distributor to TWC through December 31, 2008 shall be reduced to zero and shall be extinguished.

Also pursuant to the Purchase Agreement and effective as of the Quadrant Transaction Closing Date, (i) the TWC Parties sold to GNPR Investments an aggregate of 122,010,252 Class W Units of the Distributor (representing a 60% ownership interest in the Distributor) and the TWC Note for $20 million, and (ii) the TWC Parties sold to the Company an aggregate of 100 shares of the Company’s Series W Preferred Stock (representing 100% of the issued and outstanding shares of such Series W Preferred Stock).  Immediately following the Quadrant Transaction Closing Date, the TWC Parties collectively retained 20,335,042 Class W Units of the Distributor, representing a 10% ownership interest in the Distributor; provided that in connection with such sale, the TWC Parties transferred to the applicable purchaser all of its rights to assert any management, control or voting rights over the Distributor.

In consideration for the sale of the Series W Preferred Stock, the Company issued to TWC Holdings two warrants (the “TWC Warrants”) entitling TWC Holdings to purchase in the aggregate 27,043,636 shares of the Company’s common stock (representing 10% of the fully-diluted shares of the Company immediately following the Quadrant Transaction Closing Date).  The first of the TWC Warrants has a term of six (6) years, entitles TWC Holdings to purchase, for an exercise price of $0.0001 per share, up to 13,521,818 shares of the Company’s common stock and becomes exercisable in twelve (12) equal monthly installments commencing on January 1, 2010.  The second of the TWC Warrants has a term of seven (7) years, entitles TWC Holdings to purchase, for an exercise price of $0.0001 per share, up to 13,521,818 shares of the Company’s common stock and becomes exercisable in twelve (12) equal monthly installments commencing on January 1, 2011.  The vesting of shares under each of the TWC Warrants is conditioned on the effectiveness of the amended and restated TWC Distribution Agreement and TWC continuing to be in the principal business of producing, distributing, licensing and acquiring theatrical motion pictures, with unvested shares subject to forfeiture in the event that TWC terminates such agreement or ceases to engage in such business activities.

AMENDED TWC DISTRIBUTION AGREEMENT
Pursuant to the Purchase Agreement and effective as of the Quadrant Transaction Closing Date, the Distributor and TWC entered into an Amended and Restated Distribution Agreement (the “Amended TWC Distribution Agreement”), amending and restating the TWC Distribution Agreement.  The Amended TWC Distribution Agreement provides for, among other things, (i) the grant to the Distributor of the exclusive right, in the United States and its territories, to distribute, design, manufacture, advertise, publicize, promote and market TWC-owned or controlled motion picture titles, with TWC retaining digital distribution rights to such titles; (ii) a term expiring on December 31, 2010, subject to extension by mutual consent until December 31, 2011; (iii) an increase in the distribution fee payable to the Distributor for theatrical titles released on home video after January 1, 2009; (iv) the elimination of all performance-based adjustments to the distribution fee payable to the Distributor (i.e., adjustments based on the level of home video sales of a title as compared to theatrical box office performance); (v) the addition of provisions requiring that all Distributor home video inventory created on or after October 1, 2008 and unsold at the end of the term be purchased by TWC at Distributor’s cost, with all inventory created prior to such date and unsold at the end of the term to be delivered to TWC at no cost; (vi) the pre-approval by TWC of the outsourcing (and the Distributor’s right to recoup outsourced costs) of certain distribution services; (vii) an increase in the Distributor’s permissible returns reserve; (viii) the elimination of provisions requiring the Distributor to maintain dedicated staff for the distribution of TWC product; (ix) the elimination of provisions requiring the Distributor to present content acquisition opportunities to TWC before the Distributor engages in such opportunities; (x) additional rights of the Distributor to recoup the costs of all approved third party manufacturing, distribution and marketing expenses, including all supply-chain expenses; (xi) the addition of potential incentive payments to TWC if certain distribution fees are earned by the Distributor from January 1, 2009 through December 31, 2010, subject to certain terms and conditions; (xii) the ability of the Distributor to cross-collateralize and recoup up to $7.5 million of unrecouped distribution and marketing expenses each month (up to $10 million for the period from October 1, 2009 through March 31, 2010), subject to certain terms and conditions; (xiii) the requirement to deliver to TWC monthly accounting statements within forty (40) days after the end of each month; (xiv) the elimination of provisions allowing TWC to terminate the agreement based on performance levels of the Distributor, such that TWC retains the right to terminate the Amended TWC Distribution Agreement only upon material default, an insolvency event or certain change of control events; (xv) the elimination of TWC’s right and/or obligation to “buy back” the distribution rights granted to the Distributor, with all such distribution rights terminating on expiration or termination of the term; (xvi) the elimination of “most favored nation” clauses in favor of TWC, except with respect only to distribution fees payable to the Distributor.

EXCHANGE AGREEMENT AND OTHER QUADRANT TRANSACTION DOCUMENTS

Exchange Agreement
Pursuant to the Purchase Agreement, the Company, GNPR Investments and the TWC Parties entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which GNPR Investments and the TWC Parties agreed, subject to obtaining all necessary approvals from the Company’s Board of Directors and stockholders, to transfer to the Company all of their respective Class W Units of the Distributor in exchange for shares of a newly created Series A Interim Convertible Preferred Stock of the Company, which Series A Convertible Preferred Stock would entitle (i) GNPR Investments to convert their preferred shares into shares of the Company’s common stock representing 60% of all issued and outstanding common shares and (ii) the TWC Parties to convert their preferred shares into shares of the Company’s common stock representing 10% of all issued and outstanding common shares.  The transactions contemplated by the Exchange Agreement were consummated effective as of January 15, 2009, and, as a result, effective as of such date, the Distributor became a wholly-owned subsidiary of the Company.

Amendment to Distributor LLC Agreement
Pursuant to the Purchase Agreement, the parties agreed to amend and restate the Distributor’s Amended and Restated Limited Liability Company Agreement upon the consummation of, and to reflect, the transactions contemplated in the Exchange Agreement, subject to obtaining any necessary Company Board of Directors and/or stockholder approvals in connection with such amendments.

Amendment to Credit Agreement
In connection with the Quadrant Transaction and effective as of December 31, 2008, the Distributor entered into a Limited Consent and Amendment No. 3 to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”) with Société Générale, as administrative agent, collateral agent and L/C Issuer, the lenders party thereto, and Alliance & Leicester Commercial Finance plc (collectively, the “Lenders”).  The Credit Agreement Amendment amends the existing Amended and Restated Credit Agreement, dated as of November 1, 2007 (as amended, the “Credit Agreement”).

Pursuant to the Credit Agreement Amendment, among other things, (i) the Lenders consented to the Quadrant Transaction, (ii) the maturity date of the credit facility was set at August 31, 2009; (iii) the total commitment of the revolving credit facility is subject to reduction from $37.5 million to $30 million on March 31, 2009,  and to $25 million on June 30, 2009; (iv) the percentage of receivables that count towards establishing the Distributor’s borrowing base is reduced over time from 80% currently to 65% as of June 30, 2009 and thereafter; (v) the interest rate for each LIBOR Loan and Base Rate Loan (each as defined in the Credit Agreement Amendment) are increased to set amounts of 4% and 3%, respectively; and (vi)  additional financial covenants of the Distributor are added, requiring the Distributor to maintain certain minimum Borrowing Base Percentages and OIBDA (each as defined in the Credit Agreement Amendment).

Other Transaction Agreements
Pursuant to the Purchase Agreement, the Company also entered into a Stockholder Rights Agreement with TWC Holdings and GNPR Investments, pursuant to which (i) GNPR Investments granted to TWC Holdings the right to participate, on a pro rata basis, in a proposed bona fide sale or transfer by GNPR Investments of any equity securities of the Company; (ii) TWC Holdings and GNPR Investments agreed to vote for any proposed acquisition of the Company approved by the Company’s Board of Directors and a majority of its common stockholders; and (iii) TWC Holdings granted to the Company a right of first refusal with respect to any proposed sale by TWC Holdings of any of its equity securities of the Company (with such right of first refusal transferring to GNPR Investments if the Company declines to exercise such right), in each case subject to limited exceptions.

In addition, the Company also entered into a Registration Rights Agreement with TWC Holdings and GNPR Investments, pursuant to which the Company agreed to register for resale the shares of Company common stock issuable (i) upon conversion of the Series A Interim Convertible Preferred Stock that was issued to TWC Holdings and GNPR Investments upon the consummation of the transactions contemplated by the Exchange Agreement and/or (ii) upon the exercise of the TWC Warrants.  Pursuant to the Registration Rights Agreement, the Company agreed to file an initial registration statement with the Securities and Exchange Commission no later than the forty-fifth (45th) day after the Quadrant Transaction Closing Date.

Pursuant to the Purchase Agreement and effective as of the Closing Date, each of (i) that certain Master Contribution Agreement, dated as of December 5, 2005, by and among the Company, TWC Holdings and TWC and (ii) that certain Registration Rights Agreement, dated on or about July 21, 2006, between the Company and TWC, were terminated in their entirety.

QUADRANT SERVICES AGREEMENT
On January 2, 2009, the Special Committee of the Board of Directors of the Company, on behalf of the Company, entered into a letter agreement (the “Restructuring Services Agreement”) with Quadrant, pursuant to which the Company agreed to pay to Quadrant $4 million in cash (by no later than January 2, 2009) in consideration for restructuring services provided by Quadrant since September 2008, including, among other services, securing $20 million in debt financing for the Company and the Distributor, negotiating the restructuring of the Distributor’s payment obligations to TWC and negotiating and obtaining Société Générale’s consent to the Quadrant Transaction.

NOTE AND WARRANT PURCHASE AGREEMENT
On February 17, 2009, the Company and the Distributor entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which, among other things, (i) the Distributor issued to the Investors promissory notes with an aggregate principal balance of $5 million (the “Investor Notes”) and (ii) the Company  issued to the Investors five-year warrants to purchase an aggregate of up to 1,109,073,910 shares of the Company’s Common Stock at an exercise price of $0.0001 per share (the “Investor Warrants”).  Pursuant to the terms of the Note and Warrant Purchase Agreement, the Company and the Distributor may engage in subsequent closings and issue an aggregate of up to $9.5 million of Investor Notes and an aggregate of up to 1,984,587,356 Investor Warrants.

The principal amounts of the Investor Notes are due and payable on December 31, 2010 and accrue interest at a rate of 5% per annum as of February 17, 2009.  At the Distributor’s option and provided that the expiration date of the Amended TWC Distribution Agreement is extended to no earlier than December 31, 2011, the maturity date of the Investor Notes may be extended until December 31, 2011, in which case the Investor Notes shall accrue interest at a rate of 10% per annum for such extension period.  Repayment of all of the Investor Notes is subordinated to amounts owed by the Distributor to Société Générale.

The Investor Warrants are mandatorily exercisable at such time that the Company has sufficient authorized Common Stock to allow for the exercise of the Investor Warrants and the conversion of the Company’s Series A Interim Convertible Preferred Stock.

The Company is obligated to register for resale the shares of Common Stock issuable upon exercise of the Investor Warrants on a registration statement to be filed within forty-five (45) days after the closing of the Note and Warrant Purchase Agreement; provided that if the Company takes material steps toward terminating the registration of its Common Stock under the Exchange Act by May 30, 2009, the obligation to file the registration statement will be delayed for one year.

The Company intends to use the proceeds of the Investor Notes to repay existing indebtedness or for other general corporate purposes.

RECENT EVENTS RELATING TO LIQUIDITY AND CAPITAL RESOURCES
As a result of the recent economic conditions (including a decrease in consumer confidence resulting in lower spending levels) and a reduced slate of pictures, the Distributor has experienced a significant reduction in net revenues and liquidity issues.  In addition, the Distributor is currently not in compliance with certain terms, conditions and covenants of the Amended Credit Agreement, and also is in a dispute with TWC relating to payments under the TWC Distribution Agreement.  Based on current operating results, the Distributor will fall short of generating enough cash flow from continuing operations to timely meet its financial commitments and obligations. In addition, the financing historically provided by TWC will not be available to the Distributor effective January 1, 2009.  Currently, the Distributor is carefully evaluating all capital and operational expenditures on a go forward basis, including an internal restructuring of its resources and overhead to decrease its operating expenses. Further, the Distributor is also in discussions with its lender and TWC to cure and/or resolve such instances of non-compliance and disputes.  The Distributor is pursuing these options to alleviate the liquidity shortfall position that it currently finds itself in.  At this time, the Distributor is unable to conclude if the aforementioned actions being taken will be successful. If the Distributor is unable to cure such instances of non-compliance under the Amended Credit Agreement, the Distributor’s lender could, among other remedies, cease to extend future loans to the Distributor, accelerate any amounts owed by the Distributor under the Amended Credit Agreement and/or foreclose on its security interest in the Distributor’s assets.  If the Distributor is unable to successfully resolve its disputes with TWC, TWC could seek to terminate the TWC Distribution Agreement.  In either such case and/or if the Distributor is unable to successfully reduce its overhead costs in the near future, the Distributor’s ability to generate sufficient cash flows to continue its operations and service its obligations under the credit facility may be adversely affected. As the Company relies solely on the Distributor to fund its operations and is also the guarantor of the Distributor’s credit facility (See Note 6), any adverse impact on the operations and liquidity of the Distributor could also adversely impact the Company’s results of operations and liquidity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operation of the Company and the Distributor, as applicable, as of and for the periods ended September 30, 2008 and 2007are based upon events and circumstances as of September 30, 2008 and do not reflect the impact of any events that occurred since September 30, 2008, which events are more particularly described under the heading “Subsequent Events” and in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2009.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto contained in this report. The discussion contains forward-looking statements that relate to future events or our future financial performance that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. For additional information concerning these factors, see the information under the caption “Risk Factors” in Part I, Item 1A in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 25, 2009.

NATURE OF BUSINESS

Genius Products, Inc. (“we”, “us”, “our” or the “Company”), through our 30%-owned subsidiary, Genius Products, LLC (the “Distributor”), is a leading independent home entertainment products company that acquires, produces and licenses, through the Distributor’s multiple distribution agreements with content partners, an extensive library of motion pictures, television programming, and  trend entertainment on digital versatile disks (“DVD”) and digitally.  The Distributor works in partnership with major retailers to distribute widely recognized home entertainment brands to a diversified customer base.  The remaining 70% of the Distributor is owned by The Weinstein Company Holdings LLC (“TWC Holdings”) (which includes a 1% percentage interest owned indirectly through its wholly-owned subsidiary, W-G Holding Corp. (“W-G Holding”), and a 14% percentage interest owned indirectly through its indirect wholly-owned subsidiary, Weinstein GP Holdings LLC (“Weinstein GP Holdings”)).  TWC Holdings is the subsidiary company of The Weinstein Company LLC (“TWC”), the largest provider of content for the Distributor’s library.

Through the Distributor, for which the Company serves as managing member, we produce and distribute a vast and growing content library that encompasses approximately 3,550 feature films and documentaries and 4,000 hours of television programming.  This library includes feature films and television programming from critically acclaimed producers such as The Weinstein Company®, for which the Distributor has the exclusive U.S. home video distribution rights, and RHI Entertainment™ (Hallmark library).  Additional content, such as independent films, sports, family, and lifestyle productions, come from partnerships with established consumer brands:  ESPN®, World Wrestling Entertainment®, Sesame Workshop®, Discovery Kids™, Animal Planet and The Learning Channel (TLC™).

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

The Distributor primarily sells to major national retailers including Wal-Mart, Blockbuster Entertainment, Best Buy, Circuit City, Kmart, Target, NetFlix, Costco, Sam’s Club, Amazon, Borders, Toys R Us and Columbia House.  We believe that the strong relationships the Distributor has developed with these well-known retailers as well as with the Distributor’s branded content partners help promote the Distributor’s programming and heighten consumer awareness of its programs.

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

The Distributor primarily focuses on four core branded content categories that we call Content Verticals:

•	Theatrical/Independent Films (includes RHI Entertainment™ (Hallmark library), The Weinstein Company® and Wellspring™)
•	Sports (includes ESPN® and World Wrestling Entertainment®)
•	Lifestyle (includes Animal Planet, The Learning Channel (TLC™) and Wellspring™)
•	Family/Faith (includes Discovery Kids™, and Sesame Workshop®)

The Distributor maintains in perpetuity distribution rights for TWC content released during the term of the TWC Distribution Agreement, subject to certain buy-back rights of the TWC content by TWC.

Under the TWC Distribution Agreement, TWC granted a license to the Distributor to manufacture, promote and sell in the U.S. and its territories and possessions, through December 31, 2010 (or December 31, 2013 if TWC extends the term), DVDs, videocassettes and other forms of pre-recorded home video of feature films and direct-to-video releases which TWC has the right to distribute on home video. These releases include films produced by TWC as well as films which TWC acquires or obtains the right to distribute on home video. The TWC Distribution Agreement provides that the Distributor will earn a fee on sales of these home video products, depending on the level of these sales compared to theatrical box office revenues for the same films. The Distributor collects the proceeds from sales of home video products and remits these proceeds to TWC, minus the Distributor’s distribution fee, cost of goods sold (including manufacturing expenses) and certain marketing expenses.  The TWC Distribution Agreement was substantially amended on January 1, 2009 in connection with the Quadrant Transaction (see Note 11 of the condensed unaudited interim financial statements).

CRITICAL ACCOUNTING POLICIES

FAIR VALUE OF FINANCIAL INSTRUMENTS
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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We have no material unrecognized tax benefits or exposure at September 30, 2008.

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

Revenues

The Company had no revenue for the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2007.  All of the revenue is reflected in the results of operations of the Distributor. The Distributor generated net revenue of $77.2 million net of sales returns, discounts and allowances of $31.5 million for the three months ended September 30, 2008 versus net revenue of $93.4 million net of sales returns, discounts and allowances of $42.1 million for the three  months ended September 30, 2007.  The Distributor generated net revenue of $250.1 million net of sales returns, discounts and allowances of $112.3 million for the nine months ended September 30, 2008 versus net revenue of $289.2 million net of sales returns, discounts and allowances of $106.2 million for the nine months ended September 30, 2007.

The Distributor’s net revenue attributable to TWC titles for the three and nine months ended September 30, 2008 were $47.6 million and $156.7 million, respectively, a decrease of $3.4 million (or 6.7%) and $36.2 million (or 18.8%), respectively, as compared to the three and nine months ended September 30, 2007.  The quality of the U.S. box office performance for the TWC titles is one of the principal factors that contribute to changes in revenues attributable to TWC titles.  TWC titles released during the three and nine months ended September 30, 2008 included, among others, Superhero, Rogue, The Promotion, Pulse 2, Blueberry Knights, Tortoise, Thai Chi Master, Last Winter, and Where in the World is Osama Bin Laden?, The Mist and The Great Debaters.  These titles represented approximately 55% of the Distributor’s third quarter net revenue.  The U.S. box office revenues generated by all TWC titles released during the three and nine months ended September 30, 2008 declined by 7% and 20%, respectively, as compared to the three and nine months ended September 30 2007. We also experienced a higher rate of returns due to the weaker slate of releases.

Net revenue from non-TWC titles for the three and nine months ended September 30, 2008 were $29.6 million and $93.4 million, respectively, a decrease of $12.8 million (or 30.2%) and $2.9 million (or 3.0%), respectively, as compared to the three and nine months ended September 30, 2007.  The decrease in net revenues for the three and nine months ended September 30, 2008 was primarily due to a reduced slate of holiday-themed titles released in the third quarter of 2008, as compared to the third quarter of 2007.

Cost of Revenues

The Company did not have any costs of revenues for the three and nine months ended September 30, 2008 or for the three months and nine months ended September 30, 2007.  All of the costs of revenues are reflected in the results of operations of the Distributor.

Costs of revenues for the Distributor consist primarily of raw material and manufacturing costs of products sold to customers, packaging and shipping costs, advertising and marketing, amortization of the film library, and participations and royalties. Participation expenses related to TWC’s distribution agreement are calculated based on SOP 00-2 whereby such costs of revenues are amortized using the film forecast method over a period of two years.

The Distributor’s costs of revenues were $111.6 and $289.3 million for the three and nine months ended September 30, 2008, respectively, as compared to $86.6 million and $262.6 million for the three and nine months ended September 30, 2007, respectively.  The primary factor for the $25 million (or 28.9%) and $26.7 million (or 10.2%) increase in costs of revenues for the three and nine months ended September 30, 2008, respectively, was an increase in participation expenses related to TWC and non-TWC titles which resulted from, among other things, product mix.  In addition, amortization of intangibles and film library increased by $8.1 million or 578.6% for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.  This increase resulted from a $5.7 million impairment charge related to certain co-production titles, an increase of $3.0 million in amortization of film library based on an evaluation of fair value and re-alignment of company resources, offset by a decrease of $0.6 million in amortization of intangibles due to the write off of certain intangible assets which were deemed to be impaired in previous quarters of 2008.  Amortization of intangibles and film library increased by $15.5 million or 534.5% for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.  This increase resulted from an impairment charge of $7.1 million related to certain co-production titles.  In addition, the Distributor increased the amortization of the film library by $4.2 million based on re-alignment of company resources, and recognized an impairment of intangible assets of $4.2 million based on an evaluation of the fair market value of the related assets.

The increase in costs of revenues for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, was partially offset by a reduction in product costs and supply chain costs of $4.2 million and $4.5 million, respectively, and a reduction in marketing and advertising costs of $5.1 million and $12.1 million, respectively.  The reduction in such costs was primarily driven by the Distributor’s reduced revenues, efficiencies in managing costs and the implementation of strict budgetary controls.

Operating Expenses

The Company had selling, general and administrative expenses of $1.2 million and $3.9 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.3 million and $3.9 million for the three and nine months ended September 30, 2007, respectively.

The Company’s 30% equity in the net loss of the Distributor was $13.8 and $27.4 million for the three and nine months ended September 30, 2008 as compared to $3.0 million and $6.6 million for the three and nine months ended September 30, 2007.  Included within the Company’s 30% equity in the net loss of the Distributor for the nine months ended September 30, 2008 was $6.2 million resulting from the Distributor recording an impairment of its goodwill and intangible assets.

An independent financial and strategic advisory firm engaged by the Company determined the fair value of the Distributor as of September 30, 2008, which resulted in the Company recording a further impairment charge of $1.1 million for the three months ended September 30, 2008, and $36.0 million for the nine months ended September 30, 2008 as the Company concluded that an other than temporary decline had occurred in the fair value of the Distributor as of September 30, 2008.

Other Income and Expense

The Company had other income of $0.8 million and $2.3 million for the three and nine months ended September 30, 2008, respectively, versus other expense of $0.03 million and other income of $0.5 million for the three and nine months ended September 30, 2007, respectively.  Other income reflects the re-measurement of the Class W Option Liability.  The Company also had interest income of $0.1 million and $0.4 million for the three and nine months ended September 30, 2008 versus $0.09 million and $0.2 million for the three and nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had cash balances of $1.8 million and the Distributor had cash and restricted cash balances of $10.1 million.  The restricted cash balances are associated with (i) required minimum cash balances pursuant to the Amended Credit Agreement, (ii) certain bank accounts that are subject to semi-monthly disbursements to the Distributor and other parties under a waterfall of funds prescribed by the Amended Credit Agreement, and (iii) an office lease security deposit.

The Distributor has limited access to additional capital and has used its maximum availability under its current credit facility which was $20.6 million as of September 30, 2008.  In the event that non-TWC revenue increase, resulting in increased non-TWC receivables, the Distributor’s availability will increase under its current credit facility.  Notwithstanding, near term cash needs are met through support from TWC. Payments to TWC under the TWC Distribution Agreement are due 45 days from the last day in the calendar month.  As needed, these terms are extended anywhere from 15 to 45 days in order to provide flexibility and manage cash flows.  The Distributor expects TWC to continue to provide such flexibility through at least December 31, 2008.

As a result of the recent economic conditions (including a decrease in consumer confidence resulting in lower spending levels) and a reduced slate of pictures, the Distributor has experienced a significant reduction in net revenues and liquidity issues.  In addition, the Distributor is currently not in compliance with certain terms, conditions and covenants of the Amended Credit Agreement, and also is in a dispute with TWC relating to payments under the TWC Distribution Agreement.  Based on current operating results, the Distributor will fall short of generating enough cash flow from continuing operations to timely meet its financial commitments and obligations. In addition, the financing historically provided by TWC will not be available to the Distributor effective January 1, 2009.  Currently, the Distributor is carefully evaluating all capital and operational expenditures on a go forward basis, including an internal restructuring of its resources and overhead to decrease its operating expenses. Further, the Distributor is also in discussions with its lender and TWC to cure and/or resolve such instances of non-compliance and disputes.  The Distributor is pursuing these options to alleviate the liquidity shortfall position that it currently finds itself in.  At this time, the Distributor is unable to conclude if the aforementioned actions being taken will be successful. If the Distributor is unable to cure such instances of non-compliance under the Amended Credit Agreement, the Distributor’s lender could, among other remedies, cease to extend future loans to the Distributor, accelerate any amounts owed by the Distributor under the Amended Credit Agreement and/or foreclose on its security interest in the Distributor’s assets.  If the Distributor is unable to successfully resolve its disputes with TWC, TWC could seek to terminate the TWC Distribution Agreement.  In either such case and/or if the Distributor is unable to successfully reduce its overhead costs in the near future, the Distributor’s ability to generate sufficient cash flows to continue its operations and service its obligations under the credit facility may be adversely affected. As the Company relies solely on the Distributor to fund its operations and is also the guarantor of the Distributor’s credit facility, any adverse impact on the operations and liquidity of the Distributor could also adversely impact the Company’s results of operations and liquidity.

SUBSEQUENT EVENTS

PURCHASE AND SALE AGREEMENT
On January 1, 2009 (the “Quadrant Transaction Closing Date”), the Company, the Distributor, TWC Holdings, Weinstein GP Holdings, W-G Holding (collectively, W-G Holding, TWC Holdings and Weinstein GP Holdings being referred to herein as the “TWC Parties”), Quadrant Management, Inc. (“Quadrant”) and GNPR Investments LLC, an affiliate of Quadrant (“GNPR Investments”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) in connection with the restructuring of the Distributor’s distribution relationship with TWC and the sale by the TWC Parties of substantially all of their respective shares and ownership interests in the Company and the Distributor (the “Quadrant Transaction”).

Pursuant to the Purchase Agreement and effective as of the Quadrant Transaction Closing Date, the Distributor and TWC agreed to settle all monetary obligations owing to TWC by the Distributor on an accrued basis for all distribution activity through September 30, 2008 pursuant to the Distribution Agreement between the Distributor and TWC (as amended, the “TWC Distribution Agreement”).  In connection with such settlement, (i) the Distributor issued to TWC a promissory note in the principal amount of $20 million (the “TWC Note”), which is payable on January 1, 2011 and accrues interest at a rate of 5% per annum, (ii) the Distributor agreed to pay to TWC up to an additional $43.3 million,  from the Quadrant Transaction Closing Date through February 2010, subject to the satisfaction by TWC of certain conditions set forth in the Purchase Agreement and (iii) the Distributor agreed to pay to TWC a further amount to the extent the estimate of amounts payable from October through and including December 2008 is less than the actual amounts determined to be payable for such period, based on the monthly accounting statements for such periods and subject to audit by TWC (to the extent such estimate exceeds the actual amounts determined to be payable for such period, such excess may be offset by the Distributor against future amounts owed to TWC). Subject to the Distributor’s satisfaction of the aforementioned payment obligations, all remaining amounts owed by the Distributor to TWC through December 31, 2008 shall be reduced to zero and shall be extinguished.

Also pursuant to the Purchase Agreement and effective as of the Quadrant Transaction Closing Date, (i) the TWC Parties sold to GNPR Investments an aggregate of 122,010,252 Class W Units of the Distributor (representing a 60% ownership interest in the Distributor) and the TWC Note for $20 million, and (ii) the TWC Parties sold to the Company an aggregate of 100 shares of the Company’s Series W Preferred Stock (representing 100% of the issued and outstanding shares of such Series W Preferred Stock).  Immediately following the Quadrant Transaction Closing Date, the TWC Parties collectively retained 20,335,042 Class W Units of the Distributor, representing a 10% ownership interest in the Distributor; provided that in connection with such sale, the TWC Parties transferred to the applicable purchaser all of its rights to assert any management, control or voting rights over the Distributor.

In consideration for the sale of the Series W Preferred Stock, the Company issued to TWC Holdings two warrants (the “TWC Warrants”) entitling TWC Holdings to purchase in the aggregate 27,043,636 shares of the Company’s common stock (representing 10% of the fully-diluted shares of the Company immediately following the Quadrant Transaction Closing Date).  The first of the TWC Warrants has a term of six (6) years, entitles TWC Holdings to purchase, for an exercise price of $0.0001 per share, up to 13,521,818 shares of the Company’s common stock and becomes exercisable in twelve (12) equal monthly installments commencing on January 1, 2010.  The second of the TWC Warrants has a term of seven (7) years, entitles TWC Holdings to purchase, for an exercise price of $0.0001 per share, up to 13,521,818 shares of the Company’s common stock and becomes exercisable in twelve (12) equal monthly installments commencing on January 1, 2011.  The vesting of shares under each of the TWC Warrants is conditioned on the effectiveness of the amended and restated TWC Distribution Agreement and TWC continuing to be in the principal business of producing, distributing, licensing and acquiring theatrical motion pictures, with unvested shares subject to forfeiture in the event that TWC terminates such agreement or ceases to engage in such business activities.

AMENDED TWC DISTRIBUTION AGREEMENT
Pursuant to the Purchase Agreement and effective as of the Quadrant Transaction Closing Date, the Distributor and TWC entered into an Amended and Restated Distribution Agreement (the “Amended TWC Distribution Agreement”), amending and restating the TWC Distribution Agreement.  The Amended TWC Distribution Agreement provides for, among other things, (i) the grant to the Distributor of the exclusive right, in the United States and its territories, to distribute, design, manufacture, advertise, publicize, promote and market TWC-owned or controlled motion picture titles, with TWC retaining digital distribution rights to such titles; (ii) a term expiring on December 31, 2010, subject to extension by mutual consent until December 31, 2011; (iii) an increase in the distribution fee payable to the Distributor for theatrical titles released on home video after January 1, 2009; (iv) the elimination of all performance-based adjustments to the distribution fee payable to the Distributor (i.e., adjustments based on the level of home video sales of a title as compared to theatrical box office performance); (v) the addition of provisions requiring that all Distributor home video inventory created on or after October 1, 2008 and unsold at the end of the term be purchased by TWC at Distributor’s cost, with all inventory created prior to such date and unsold at the end of the term to be delivered to TWC at no cost; (vi) the pre-approval by TWC of the outsourcing (and the Distributor’s right to recoup outsourced costs) of certain distribution services; (vii) an increase in the Distributor’s permissible returns reserve; (viii) the elimination of provisions requiring the Distributor to maintain dedicated staff for the distribution of TWC product; (ix) the elimination of provisions requiring the Distributor to present content acquisition opportunities to TWC before the Distributor engages in such opportunities; (x) additional rights of the Distributor to recoup the costs of all approved third party manufacturing, distribution and marketing expenses, including all supply-chain expenses; (xi) the addition of potential incentive payments to TWC if certain distribution fees are earned by the Distributor from January 1, 2009 through December 31, 2010, subject to certain terms and conditions; (xii) the ability of the Distributor to cross-collateralize and recoup up to $7.5 million of unrecouped distribution and marketing expenses each month (up to $10 million for the period from October 1, 2009 through March 31, 2010), subject to certain terms and conditions; (xiii) the requirement to deliver to TWC monthly accounting statements within forty (40) days after the end of each month; (xiv) the elimination of provisions allowing TWC to terminate the agreement based on performance levels of the Distributor, such that TWC retains the right to terminate the Amended TWC Distribution Agreement only upon material default, an insolvency event or certain change of control events; (xv) the elimination of TWC’s right and/or obligation to “buy back” the distribution rights granted to the Distributor, with all such distribution rights terminating on expiration or termination of the term; (xvi) the elimination of “most favored nation” clauses in favor of TWC, except with respect only to distribution fees payable to the Distributor.

EXCHANGE AGREEMENT AND OTHER QUADRANT TRANSACTION DOCUMENTS

Exchange Agreement
Pursuant to the Purchase Agreement, the Company, GNPR Investments and the TWC Parties entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which GNPR Investments and the TWC Parties agreed, subject to obtaining all necessary approvals from the Company’s Board of Directors and stockholders, to transfer to the Company all of their respective Class W Units of the Distributor in exchange for shares of a newly created Series A Interim Convertible Preferred Stock of the Company, which Series A Convertible Preferred Stock would entitle (i) GNPR Investments to convert their preferred shares into shares of the Company’s common stock representing 60% of all issued and outstanding common shares and (ii) the TWC Parties to convert their preferred shares into shares of the Company’s common stock representing 10% of all issued and outstanding common shares.  The transactions contemplated by the Exchange Agreement were consummated effective as of January 15, 2009, and, as a result, effective as of such date, the Distributor became a wholly-owned subsidiary of the Company.

Amendment to Distributor LLC Agreement
Pursuant to the Purchase Agreement, the parties agreed to amend and restate the Distributor’s Amended and Restated Limited Liability Company Agreement upon the consummation of, and to reflect, the transactions contemplated in the Exchange Agreement, subject to obtaining any necessary Company Board of Directors and/or stockholder approvals in connection with such amendments.

Amendment to Credit Agreement
In connection with the Quadrant Transaction and effective as of December 31, 2008, the Distributor entered into a Limited Consent and Amendment No. 3 to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”) with Société Générale, as administrative agent, collateral agent and L/C Issuer, the lenders party thereto, and Alliance & Leicester Commercial Finance plc (collectively, the “Lenders”).  The Credit Agreement Amendment amends the existing Amended and Restated Credit Agreement, dated as of November 1, 2007 (as amended, the “Credit Agreement”).

Pursuant to the Credit Agreement Amendment, among other things, (i) the Lenders consented to the Quadrant Transaction, (ii) the maturity date of the credit facility was set at August 31, 2009; (iii) the total commitment of the revolving credit facility is subject to reduction from $37.5 million to $30 million on March 31, 2009,  and to $25 million on June 30, 2009; (iv) the percentage of receivables that count towards establishing the Distributor’s borrowing base is reduced over time from 80% currently to 65% as of June 30, 2009 and thereafter; (v) the interest rate for each LIBOR Loan and Base Rate Loan (each as defined in the Credit Agreement Amendment) are increased to set amounts of 4% and 3%, respectively; and (vi)  additional financial covenants of the Distributor are added, requiring the Distributor to maintain certain minimum Borrowing Base Percentages and OIBDA (each as defined in the Credit Agreement Amendment).

Other Transaction Agreements
Pursuant to the Purchase Agreement, the Company also entered into a Stockholder Rights Agreement with TWC Holdings and GNPR Investments, pursuant to which (i) GNPR Investments granted to TWC Holdings the right to participate, on a pro rata basis, in a proposed bona fide sale or transfer by GNPR Investments of any equity securities of the Company; (ii) TWC Holdings and GNPR Investments agreed to vote for any proposed acquisition of the Company approved by the Company’s Board of Directors and a majority of its common stockholders; and (iii) TWC Holdings granted to the Company a right of first refusal with respect to any proposed sale by TWC Holdings of any of its equity securities of the Company (with such right of first refusal transferring to GNPR Investments if the Company declines to exercise such right), in each case subject to limited exceptions.

In addition, the Company also entered into a Registration Rights Agreement with TWC Holdings and GNPR Investments, pursuant to which the Company agreed to register for resale the shares of Company common stock issuable (i) upon conversion of the Series A Interim Convertible Preferred Stock that was issued to TWC Holdings and GNPR Investments upon the consummation of the transactions contemplated by the Exchange Agreement and/or (ii) upon the exercise of the TWC Warrants.  Pursuant to the Registration Rights Agreement, the Company agreed to file an initial registration statement with the Securities and Exchange Commission no later than the forty-fifth (45th) day after the Quadrant Transaction Closing Date.

Pursuant to the Purchase Agreement and effective as of the Closing Date, each of (i) that certain Master Contribution Agreement, dated as of December 5, 2005, by and among the Company, TWC Holdings and TWC and (ii) that certain Registration Rights Agreement, dated on or about July 21, 2006, between the Company and TWC, were terminated in their entirety.

QUADRANT SERVICES AGREEMENT
On January 2, 2009, the Special Committee of the Board of Directors of the Company, on behalf of the Company, entered into a letter agreement (the “Restructuring Services Agreement”) with Quadrant, pursuant to which the Company agreed to pay to Quadrant $4 million in cash (by no later than January 2, 2009) in consideration for restructuring services provided by Quadrant since September 2008, including, among other services, securing $20 million in debt financing for the Company and the Distributor, negotiating the restructuring of the Distributor’s payment obligations to TWC and negotiating and obtaining Société Générale’s consent to the Quadrant Transaction.

NOTE AND WARRANT PURCHASE AGREEMENT
On February 17, 2009, the Company and the Distributor entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which, among other things, (i) the Distributor issued to the Investors promissory notes with an aggregate principal balance of $5 million (the “Investor Notes”) and (ii) the Company  issued to the Investors five-year warrants to purchase an aggregate of up to 1,109,073,910 shares of the Company’s Common Stock at an exercise price of $0.0001 per share (the “Investor Warrants”).  Pursuant to the terms of the Note and Warrant Purchase Agreement, the Company and the Distributor may engage in subsequent closings and issue an aggregate of up to $9.5 million of Investor Notes and an aggregate of up to 1,984,587,356 Investor Warrants.

The principal amounts of the Investor Notes are due and payable on December 31, 2010 and accrue interest at a rate of 5% per annum as of February 17, 2009.  At the Distributor’s option and provided that the expiration date of the Amended TWC Distribution Agreement is extended to no earlier than December 31, 2011, the maturity date of the Investor Notes may be extended until December 31, 2011, in which case the Investor Notes shall accrue interest at a rate of 10% per annum for such extension period.  Repayment of all of the Investor Notes is subordinated to amounts owed by the Distributor to Société Générale.

The Investor Warrants are mandatorily exercisable at such time that the Company has sufficient authorized Common Stock to allow for the exercise of the Investor Warrants and the conversion of the Company’s Series A Interim Convertible Preferred Stock.

The Company is obligated to register for resale the shares of Common Stock issuable upon exercise of the Investor Warrants on a registration statement to be filed within forty-five (45) days after the closing of the Note and Warrant Purchase Agreement; provided that if the Company takes material steps toward terminating the registration of its Common Stock under the Exchange Act by May 30, 2009, the obligation to file the registration statement will be delayed for one year.

The Company intends to use the proceeds of the Investor Notes to repay existing indebtedness or for other general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, the Distributor’s cash and cash equivalents were invested with financial institutions with investment grade credit ratings. Due to the short duration of the Distributor’s investment portfolio and the high quality of the Distributor’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of the Distributor’s portfolio. Therefore, we would not expect the Distributor’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Distributor’s investment portfolio.

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

Company management has concluded that, as of September 30, 2008, the following material weaknesses existed at both the Company and the Distributor:

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

FALCON PICTURE GROUP MATTER

We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Cook County, Illinois by Falcon Picture Group, LLC (“Falcon”), and the related counterclaim filed by the Company against Falcon and its owner, Carl Amari. There have been no material developments in these matters. For a complete description of the facts and circumstances surrounding this litigation, please see the disclosure in our Annual Report on Form 10-K/A for the year ended December 31, 2007 under Part I, Item 3., “Legal Proceedings”, which is incorporated herein by reference.

ENTERTAINMENT RESOURCE MATTER

We have disclosed in prior reports filed with the Securities and Exchange Commission a complaint filed against the Company in the Circuit Court of Broward County, Florida, Case No. 06-012249 CACE 05, by Larry S. Hyman, as assignee for Entertainment Resource, Inc. (“ERI”).  There have been no material developments in this matter.  For a complete description of the facts and circumstances surrounding the ERI litigation, please see the disclosure in our Annual Report on Form 10-K/A for the year ended December 31, 2007 under Part I, Item 3., “Legal Proceedings”, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As a result of the recent economic conditions (including a decrease in consumer confidence resulting in lower spending levels) and a reduced slate of pictures, the Distributor has experienced a significant reduction in net revenues and liquidity issues.  In addition, the Distributor is currently not in compliance with certain terms, conditions and covenants of the Amended Credit Agreement, and also is in a dispute with TWC relating to payments under the TWC Distribution Agreement.  Based on current operating results, the Distributor will fall short of generating enough cash flow from continuing operations to timely meet its financial commitments and obligations. In addition, the financing historically provided by TWC will not be available to the Distributor effective January 1, 2009.  Currently, the Distributor is carefully evaluating all capital and operational expenditures on a go forward basis, including an internal restructuring of its resources and overhead to decrease its operating expenses. Further, the Distributor is also in discussions with its lender and TWC to cure and/or resolve such instances of non-compliance and disputes.  The Distributor is pursuing these options to alleviate the liquidity shortfall position that it currently finds itself in.  At this time, the Distributor is unable to conclude if the aforementioned actions being taken will be successful. If the Distributor is unable to cure such instances of non-compliance under the Amended Credit Agreement, the Distributor’s lender could, among other remedies, cease to extend future loans to the Distributor, accelerate any amounts owed by the Distributor under the Amended Credit Agreement and/or foreclose on its security interest in the Distributor’s assets.  If the Distributor is unable to successfully resolve its disputes with TWC, TWC could seek to terminate the TWC Distribution Agreement.  In either such case and/or if the Distributor is unable to successfully reduce its overhead costs in the near future, the Distributor’s ability to generate sufficient cash flows to continue its operations and service its obligations under the credit facility may be adversely affected. As the Company relies solely on the Distributor to fund its operations and is also the guarantor of the Distributor’s credit facility, any adverse impact on the operations and liquidity of the Distributor could also adversely impact the Company’s results of operations and liquidity.

Except for the risk factors discussed above, there are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

3.2
Certificate of Designation of Series A Interim Convertible Preferred Stock of Genius Products, Inc., filed with the Delaware Secretary of State on January 14, 2009 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2009).

3.3
First Amendment to Certificate of Designation of Series A Interim Convertible Preferred Stock of Genius Products, Inc., filed with the Delaware Secretary of State on February 13, 2009 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2009).

3.4	Amended Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.1	Specimen Certificate for Common Stock (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIUS PRODUCTS, INC.,
a Delaware corporation

Dated: March 30, 2009	By: /s/ Trevor Drinkwater
Trevor Drinkwater
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 30, 2009	By: /s/ Edward J. Byrnes
Edward J. Byrnes
Chief Financial Officer
(Principal Financial and Accounting Officer)